Form 10-K
period 2022-12-31
AMERICAN TOWER CORP /MA/
filed 2023-02-23
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One):

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (§15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022 was $118.7 billion, based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second quarter.
As of February 16, 2023, there were 465,646,055 shares of common stock outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

AMERICAN TOWER CORPORATION

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2022

i

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS—(Continued)
FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2022
ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains statements about future events and expectations, or forward-looking statements, all of which are inherently uncertain. We have based those forward-looking statements on our current expectations and projections about future results. When we use words such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects” or similar expressions, we are making forward-looking statements. Examples of forward-looking statements include, but are not limited to, future prospects of growth in the communications infrastructure leasing industry, the creditworthiness and financial strength of our customers, including the expected impacts of payment shortfalls by Vodafone Idea Limited (“VIL”) on our business and our operating results, the effects of consolidation among companies in our industry and among our customers and other competitive and financial pressures, our ability to maintain or increase our market share, our plans to fund our future liquidity needs, our substantial leverage and debt service obligations, our future financing transactions, our future operating results, the level of future expenditures by companies in this industry and other trends in this industry, changes in zoning, tax and other laws and regulations and administrative and judicial decisions, economic, political and other events, particularly those relating to our international operations, our future capital expenditure levels, the impact of technology changes on our industry and our business, our ability to remain qualified for taxation as a real estate investment trust (“REIT”), the amount and timing of any future distributions including those we are required to make as a REIT, natural disasters and similar events, technology failures, including cybersecurity and data privacy incidents, and our ability to protect our rights to the land under our towers and buildings in which our data centers are located. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. These assumptions could prove inaccurate. These forward-looking statements may be found under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this Annual Report generally.
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
Overview
We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. We refer to this business as our property operations, which accounted for 98% of our total revenues for the year ended December 31, 2022. We also offer tower-related services in the United States, which we refer to as our services operations. These services include site application, zoning and permitting, structural analysis and construction management, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites. Our customers include our tenants, licensees and other payers.
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
In 2022, we launched operations in New Zealand through the acquisition of land under carrier or other third-party communications sites from Clearspan Pty Ltd for total consideration of approximately 50.1 million New Zealand Dollars (approximately $28.7 million at the date of closing). As of December 31, 2022, our communications real estate portfolio of 224,768 communications sites included 43,275 communications sites in the U.S. & Canada, 78,469 communications sites in Asia-Pacific, 23,755 communications sites in Africa, 30,721 communications sites in Europe and 48,548 communications sites in Latin America, as well as (i) urban telecommunications assets, including fiber, in Argentina, Brazil, Colombia, India, Mexico, South Africa and Spain, (ii) other property interests in Australia, Canada, New Zealand and the United States and (iii) 28 data center facilities across ten United States markets.
In December 2021, we completed the acquisition of CoreSite Realty Corporation (“CoreSite”), consisting of over 20 data center facilities and related assets in eight United States markets, for total consideration of $10.4 billion, including the assumption and repayment of CoreSite’s existing debt (the “CoreSite Acquisition”).
In 2022, in connection with the funding of the CoreSite Acquisition, we entered into agreements with certain investment vehicles affiliated with Stonepeak Partners LP (such investment vehicles, collectively, “Stonepeak”) for Stonepeak to acquire a noncontrolling ownership interest in our U.S. data center business for total aggregate consideration of approximately $3.1 billion, through an investment in common equity and mandatorily convertible preferred equity (the “Stonepeak Transaction”). As of December 31, 2022, we hold a common equity interest of approximately 72% in our U.S. data center business, with Stonepeak holding approximately 28% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity. On a fully converted basis, which is expected to occur four years from the date of the initial closing in August 2022, and on the basis of the currently outstanding equity, we will hold a controlling ownership interest in our U.S. data center business of approximately 64%, with Stonepeak holding approximately 36%.
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
The use of TRSs enables us to continue to engage in certain businesses and jurisdictions while complying with REIT qualification requirements. We may, from time to time, change the election of previously designated TRSs to be included as part of the REIT. As of December 31, 2022, our REIT-qualified businesses included our U.S. tower leasing business, a majority of our U.S. indoor DAS networks business, our Services and Data Centers segments, as well as most of our operations in Canada, Costa Rica, France, Germany, Ghana, Kenya, Mexico, Nigeria, South Africa and Uganda.

We report our results in seven segments – U.S. & Canada property (which includes all assets in the United States and Canada, other than our data center facilities and related assets), Asia-Pacific property, Africa property, Europe property, Latin America property, Data Centers and Services.
Products and Services
Property Operations
Our property operations accounted for 98%, 97% and 99% of our total revenues for the years ended December 31, 2022, 2021 and 2020, respectively. Our revenue is primarily generated from tenant leases. Within our tower leasing operations, our tenants lease space on our communications real estate, where they install and maintain their equipment. Rental payments vary considerably depending upon numerous factors, including, but not limited to, amount, type and position of tenant equipment on the tower, remaining tower capacity and tower location. Our costs typically include ground rent (which is primarily fixed under long-term lease agreements with annual cost escalations) and power and fuel costs, some or all of which may be passed through to our tenants, as well as property taxes and repair and maintenance expenses. Our property operations have generated consistent growth in revenue and typically have low cash flow volatility due to the following characteristics:
•Long-term tenant leases with contractual rent escalations. In general, our tenant leases for our communications sites with wireless carriers have initial non-cancellable terms of five to ten years with multiple renewal terms, with provisions that periodically increase the rent due under the lease, typically annually, based on a fixed escalation percentage (averaging approximately 3% in the United States) or an inflationary index in most of our international markets, or a combination of both. Based upon foreign currency exchange rates and the tenant leases in place as of December 31, 2022, we expect to generate over $62 billion of non-cancellable tenant lease revenue over future periods, before the impact of straight-line lease accounting.
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
•High lease renewal rates. Our tenants tend to renew leases because suitable alternative sites may not exist or be available and repositioning a site in their network may be expensive and may adversely affect network quality. We define churn as tenant billings lost when a tenant cancels or does not renew its lease or, in limited circumstances, when the lease rates on existing leases are reduced. We derive our churn rate for a given year by dividing our tenant billings lost on this basis by our prior-year tenant billings. Historically, churn has averaged approximately 1% to 2% of tenant billings per year. During the year ended December 31, 2022, churn was approximately 5% of our tenant billings, primarily driven by churn in our U.S. & Canada property segment. We expect that our churn rate in our U.S. & Canada property segment will continue to be elevated for a period of several years through 2025 due to contractual lease cancellations and non-renewals by T-Mobile US, Inc. (“T-Mobile”), including legacy Sprint Corporation leases, pursuant to the terms of our master lease agreement with T-Mobile (the “T-Mobile MLA”) entered into in September 2020.
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

	2022	2021	2020
U.S. & Canada	47%	52%	56%
Asia-Pacific	10%	13%	14%
Africa	11%	11%	11%
Europe	7%	5%	2%
Latin America	16%	16%	16%
Data Centers	7%	0%	—%
Communications Sites. Approximately 89%, 95% and 95% of revenue in our property segments was attributable to our communications sites, excluding DAS networks, for the years ended December 31, 2022, 2021 and 2020, respectively.
We lease space on our communications sites to tenants providing a diverse range of communications services, including cellular voice and data, broadcasting, mobile video and a number of other applications. In addition, in many of our international markets, we receive pass-through revenue from our tenants to cover certain costs, including power and fuel costs and ground rent. Our top tenants by revenue for each property segment are as follows for the year ended December 31, 2022:
•U.S. & Canada: AT&T Inc. (“AT&T”); T-Mobile; and Verizon Wireless accounted for an aggregate of 88% of U.S. & Canada property segment revenue.
•Asia-Pacific: Bharti Airtel Limited (“Airtel”); Reliance Jio; and VIL accounted for an aggregate of 90% of Asia-Pacific property segment revenue.
•Africa: Airtel; and MTN Group Limited (“MTN”) accounted for an aggregate of 78% of Africa property segment revenue.
•Europe: Telefónica S.A. (“Telefónica”) accounted for an aggregate of 71% of Europe property segment revenue.
•Latin America: América Móvil; AT&T; Telefónica; and TIM S.p.A. accounted for an aggregate of 74% of Latin America property segment revenue.
Accordingly, we are subject to certain risks, as set forth in Item 1A of this Annual Report under the caption “Risk Factors—A substantial portion of our current and projected revenue is derived from a small number of customers, and we are sensitive to adverse changes in the creditworthiness and financial strength of our customers.”
As further discussed in Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview” and “—Critical Accounting Policies and Estimates,” in the third quarter of 2022, VIL communicated that it would make partial payments of its contractual amounts owed to us and indicated that it would continue to make partial payments for the remainder of 2022 (the “VIL Shortfall”). In late 2022, VIL had communicated its intent to resume payments in full under its contractual obligations owed to us beginning on January 1, 2023. However, in early 2023, VIL communicated that it would not be able to resume payments in full of its contractual obligations owed to us, and that it would instead continue to make partial payments. We considered these recent developments and the uncertainty with respect to amounts owed under our tenant leases when conducting our annual impairment assessments for long-lived assets and goodwill in India and, as a result, we determined that certain fixed and intangible assets had been impaired.
As a result of the challenging business environment in India, we are exploring various strategic alternatives aimed at potentially reducing our exposure there, including the sale of an equity interest in our India operations to one or more private investors. Any such completed transaction could have a material impact on our financial statements and on our results of operations in the period in which any such transaction occurred. There can be no assurance that any such strategic alternative will be implemented and, if so implemented, as to the timing thereof, and any such proposed transaction would be subject to conditions, including regulatory approvals in India.
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
•Property Interests. We own portfolios of property interests in Australia, Canada, New Zealand and the United States, including land under carrier or other third-party communications sites, which provide recurring cash flow under complementary leasing arrangements.
•Shared Generators. We have contracts with certain of our tenants in the United States pursuant to which we provide access to shared backup power generators.
Services Operations
We offer tower-related services in the United States, including site application, zoning and permitting, structural analysis and construction management services. Our services operations primarily support our site leasing business, including through the addition of new tenants and equipment on our sites. This segment accounted for 2%, 3% and 1% of our total revenue for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Construction Management. We offer construction management services to wireless carriers in connection with the deployment of their networks on our tower sites. Our construction management team oversees construction activities such as contractor sourcing, contractor selection and management, materials management, on-site quality control and closeout documentation for new installations or modifications. Our construction management capabilities enable us to provide efficient deployment to the carriers while ensuring that the construction work meets our quality control standards.

Strategy
Operational Strategy
As wireless communications technologies advance and the use of wireless services on handsets, tablets and other advanced mobile devices grows, there is a corresponding increase in demand for the communications infrastructure required to facilitate ever growing network demand. To capture this demand, our primary operational focus is to (i) increase the occupancy of our existing communications real estate portfolio to support global connectivity, (ii) invest in, and selectively grow, our communications real estate portfolio and service offerings, including through platform expansion initiatives, (iii) further improve our operational performance and efficiency and (iv) maintain a strong balance sheet. We believe these efforts to meet our customers’ needs will support and enhance our ability to capitalize on the growth in demand for wireless infrastructure. In addition, we expect to explore new opportunities to enhance or extend our shared communications infrastructure businesses, including those that may make our assets incrementally more attractive to new customers, or to existing customers for new uses, and those that increase our operational efficiency.
•Increase the occupancy of our existing communications real estate portfolio to support global connectivity. We believe that our highest incremental returns will be achieved by leasing additional space on our existing communications sites. Increasing demand for wireless services in our served markets has resulted in significant capital spending by major wireless carriers and other connectivity providers. As a result, we anticipate growing demand for our communications sites because they are attractively located and typically have capacity available for additional tenants and equipment. In the United States, incremental carrier network activity is being driven by ongoing network densification initiatives as well as the early stages of multiple concurrent 5G network deployments. In our international markets, carriers are increasingly deploying more advanced network technologies such as 4G and, in the case of our international markets with more mature network technology, 5G, while continuing to selectively augment legacy networks. We believe that the majority of our towers have capacity for additional tenants and that substantially all of our towers that are currently at or near full structural capacity can be upgraded or augmented to meet future tenant demand with relatively modest capital investment. Therefore, we will continue to target our sales and marketing activities to increase the utilization and return on investment of our existing communications sites.
•Invest in and selectively grow our communications real estate portfolio to meet our customers’ needs. We seek opportunities to invest in and grow our operations through our capital expenditure program, acquisitions and platform expansion initiatives. A significant portion of our inorganic growth has been focused on properties with lower initial tenancy because we believe that over time we can significantly increase tenancy levels, and therefore, drive strong returns on those assets. More recently, we have invested in strategic data center assets, including through the CoreSite Acquisition, which we believe can drive strong, recurring growth and also meaningfully enhance the value of our existing communications tower real estate through emerging edge compute opportunities in the future. We also expect to explore additional ways to use our platform expansion initiatives to enhance the efficiency of our operations over time.
•Further improve our operational performance and efficiency. We continue to seek opportunities to improve our operational performance throughout the organization. This includes investing in our systems and people as we strive to improve efficiency and provide superior service to our customers. To achieve this, we intend to continue to focus on customer service initiatives, such as reducing cycle times for key functions, including lease processing and tower structural analysis. We are also focused on developing and implementing renewable power solutions across our footprint to reduce our reliance on fossil fuels and help improve the overall efficiency of the communications infrastructure and wireless industries through our sustainability and power as a service (PaaS) initiatives.
•Maintain a strong balance sheet. We remain committed to disciplined financial policies, which we believe result in our ability to maintain a strong balance sheet and will support our overall strategy and focus on asset growth and operational excellence. As a result of these policies, we currently have investment grade credit ratings. We continue to focus on maintaining a robust liquidity position and, as of December 31, 2022, had $7.1 billion of available liquidity. We believe that our investment grade credit ratings provide us consistent access to the capital markets and our liquidity provides us the ability to continue to invest in growing and augmenting our business.
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

Our subsidiaries in New Zealand are required to satisfy certain investment and reporting requirements. Specifically, our subsidiaries are required to invest $10 million in the aggregate in additional land interests under telecommunications assets in New Zealand by September 30, 2027, of which $5 million must be invested by September 30, 2025. Quarterly reporting for all acquisitions and dispositions is required to be provided to the Overseas Investment Office.
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
In Latin America, our subsidiary in Chile holds a concession of intermediate telecommunications services and our subsidiary in Argentina holds an information and communications technology service license. In Peru, our subsidiaries are registered as infrastructure providers at the Ministry of Transport and Communications and in Colombia, our subsidiaries have a general authorization certificate for the provision of telecommunications networks and/or services. The subsidiaries that hold our fiber business in Mexico and Brazil are also licensed and regulated as concession holders and permit holders authorized to provide telecommunications services. In many of the markets in which we operate, we are required to provide tower space to service providers on a non-discriminatory basis, subject to the negotiation of mutually agreeable terms. Additionally, in 2023, one of our Brazilian subsidiaries, American Tower do Brasil – Cessao de Infraestruturas S.A. (“ATC Brazil”) issued non-convertible debentures, which are listed on the Brazilian stock exchange. Although the non-convertible debentures are held by another subsidiary of ours and are eliminated in consolidation, ATC Brazil is still subject to the listing requirements of such exchange.

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

Environmental Matters. Our U.S. and international operations are subject to various national, state and local environmental laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes, the siting of our towers and the maintenance of our data center facilities. We may be required to obtain permits, pay additional property taxes, comply with regulatory requirements and make certain informational filings related to hazardous substances or devices used to provide power such as batteries, generators and fuel at our tower sites and/or data center facilities. When a site is decommissioned, we are required to follow applicable regulatory requirements, including by following decommissioning procedures and environmental management plans. With respect to our data center facilities, the presence of contamination, asbestos, mold or other air quality issues or the failure to remediate contamination, asbestos, mold or other air quality issues at our facilities may expose us to third-party liability or materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral. Violations of these types of regulations could subject us to fines or criminal sanctions.

Additionally, in the United States and in other countries where we operate, before constructing a new tower or adding an antenna to an existing site, we must review and evaluate the impact of the action to determine whether it may significantly affect the environment and whether we must disclose any significant impacts in an environmental assessment. If a tower or new antenna might have a material adverse impact on the environment, FCC or other governmental approval of the tower or antenna could be significantly delayed or modifications to the site construction plans may be necessary.
The U.S. Environmental Protection Agency, or EPA, some of the states and localities in which we operate and the governments of other countries in which we operate have also enacted certain climate change laws and regulations and/or have begun regulating carbon footprints and greenhouse gas emissions and may adopt new regulations related to the use of fossil fuels or requiring the use of alternative fuel or renewable energy sources to power energy resources that serve our data centers. Efforts to support and enhance renewable electricity generation may increase our costs of electricity above those that would be incurred through procurement of conventional electricity. Our data centers require and consume significant amounts of power, including electricity generated by the burning of fossil fuels. These laws, regulations and stakeholder requests could limit our ability to develop new facilities or result in substantial compliance, maintenance, repair, retrofit and construction costs, including capital expenditures for environmental control facilities and other new equipment. Changes in regulations that affect electric power providers, such as regulations related to the control of greenhouse gas emissions or other climate change-related matters, could adversely affect the costs of electric power and increase our operating costs, which could adversely affect our business, financial condition and results of operations or those of our customers.

Health and Safety. In the United States and in other countries where we operate, we are subject to various national, state and local laws regarding employee health and safety, including protection from radio frequency exposure and air quality issues. Additionally, and in response to various national, state and local laws and guidance enacted in response to the ongoing coronavirus (“COVID-19”) pandemic, we implemented work-from-home arrangements and travel restrictions for our employees where practicable, as well as and other modifications to our business practices.
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
Our services business competes with a variety of companies offering individual, or combinations of, competing services. The field of competitors includes site application consultants, zoning consultants, real estate firms, right-of-way consultants, structural engineering firms, construction management firms, tower owners/managers, telecommunications equipment vendors who can provide turnkey site development services through multiple subcontractors and our tenants’ personnel. We believe that our tenants base their decisions for services on various criteria, including a company’s experience, local reputation, price and time for completion of a project.

For more information on demand trends in our industry, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.”
Human Capital Resources
As of December 31, 2022, we employed 6,391 full-time individuals, including 2,375 employees based in the United States and 4,016 employees based internationally. Our teams in our nearly 30 countries around the world are our most important assets and fundamental to our success. Aligned with our business strategy, our human capital management strategy focuses on developing and delivering solutions to attract, develop, engage and retain top diverse talent in each of the countries where we operate. We consider our employee relations to be good. Our Chief Sustainability Officer and Chief Human Resources Officer regularly report to the Nominating and Corporate Governance Committee and the Compensation Committee of our Board of Directors, respectively, on our initiatives related to human capital management.

Employee Engagement. In 2022, our employees participated in several surveys related to our company-wide sustainability efforts, our internal communications and how we measure up against our targeted values. We also solicited, and responded to, feedback from our employees regarding our return-to-office policies. Across the globe, most of our employees now work on a hybrid schedule.

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

Our Board of Directors is a diverse group with respect to traditional diversity metrics such as gender, race and national origin, as well as professional background and skills, with five members of our board identifying as female and four identifying as part of a minority group. We are also committed to ensuring diverse representation among our employees. In 2022, 35% of all employees promoted globally were female, which is greater than the female representation in our workforce of 29%. And as of December 31, 2022, nearly 35% of management-level positions in the United States were also held by women. The U.S. Equal Employment Opportunity Commission (the “EEOC”) requires employers to submit an EEO-1 report on an annual basis. The report breaks down an employer’s workforce by race, ethnicity and gender across job categories established by the EEOC. We publish the EEO-1 reports on our website, which provides transparency for our stakeholders to better understand our diversity and workforce practices, and helps us identify areas for growth as we continue strengthening our diversity efforts and initiatives.

Additionally, we have implemented several initiatives designed to help address social injustice and enhance our diversity. These include pledges from the American Tower Foundation of (i) $1.0 million for grants to organizations around the globe, recommended by our Social Justice Committee, supporting charitable organizations that are promoting racial equity and enhancing the American Tower Foundation’s work on social justice and (ii) a total of $1.0 million for scholarship funds at two Historically Black Colleges and Universities. In 2022, our Chief Diversity, Equity and Inclusion Officer continued to lead our diversity, equity and inclusion strategy by introducing new initiatives and best practices, including working with each region to develop relevant representation, development and recruitment goals and updating employees on a company-wide resource center. With the oversight of our Chief Diversity, Equity and Inclusion Officer, we developed our first employee resource group, Women and Allies of American Tower Climb Higher (“WAATCH”), in our U.S. and Latin America offices, to promote better employee connection and collaboration. WAATCH focuses on mentorship, networking and working with the local communities on charitable initiatives.

Talent Development and Recruitment. As a critical investment in our capacity to provide our customers with outstanding support and customer service, we offer a variety of development opportunities unique to each market to cultivate our talent throughout our global organization. For individual contributors, we have 9,600 resources in up to five languages that focus on job-specific training and general topics, such as productivity, collaboration and project management. We create and customize courses to meet regional needs and update these courses regularly to address changing marketplace dynamics and employee interests.

Developing our managers is critical to our success, and over 39,000 resources and tools are provided to all levels of management. For example, our management development programs provide continuous learning opportunities through training led by American Tower leaders. Managers learn tools and best practices that enable both management and team success, and that build and strengthen competencies to better respond to the needs of a growing and increasingly complex organization. Our annual Advanced Leadership Development program, in collaboration with the INSEAD executive education program, provides our next generation leaders in Latin America, Europe, the U.S. and Africa with a twelve-week intensive workshop to enhance management and leadership skills. The Leadership Excellence at American Tower program supports global senior leaders’ development through its partnership with the Massachusetts Institute of Technology. Participants learn from leading experts on topics like global strategy and leading in uncertain times. For our U.S. employees in underrepresented groups who are considered emerging leaders, we offer The Power of Choice program. This development opportunity, which is a blend of in-person and virtual sessions, is designed to support these employees through a career path journey. We also have a comprehensive talent-management review process to develop future leaders and ensure effective succession planning.

Our recruiting efforts consistently include strategies to build diverse candidate pipelines and promote a culture that supports a diverse team of global employees. We are proud of our Leadership Development Program, which provides a recruitment opportunity for business school students, who are able to learn about different aspects of our business through regular rotational assignments. Further, with respect to our Leadership Development Program, as of December 31, 2022, 56% of our hires identified as part of a minority group and 44% identified as female. We have also continued our recruiting efforts with Historically Black Colleges and Universities as well as other recruiting efforts to build a diverse talent pipeline.

Our Compensation Committee also approved a shared human capital management goal for the entire executive team for 2022, which focuses on developing talent, with a particular focus on underrepresented groups.

Workplace Safety. We are committed to the safety of our employees and surrounding communities. Depending on the role, team members are required to pass and complete regular safety training courses and follow specific tower and site safety protocols with the support of operational manuals. A key component of our culture is a strong commitment to incident reporting and corrective actions, as well as a comprehensive program for ensuring vendor compliance with safety standards and certifications. Our strict adherence to the rigorous standards set forth by the relevant government agencies and other authorities, such as the Telecommunications Infrastructure Registered Apprenticeship Program and Telecommunications Industry Association, is critical to ensuring our towers are structurally safe for field personnel, vendors, customers and communities. In 2022, our Chief Security Officer implemented several employee safety and security protocols. In 2022, our Chief Security Officer led the production of enhanced security standards to better protect our people and assets worldwide. These include global standards for the security of international travelers and personnel ground movements. We also implemented a traveler assistance program that allows us to better monitor international travel and provide employees with relevant trip advice and 24/7 assistance services.

Health and Wellness. We offer medical and parental leave benefits to full-time employees across all markets, with some local variation. As a result of the ongoing effects of the COVID-19 pandemic, we conduct wellness check-ins and offer resources to support our employees’ mental health and well-being, including access to a free Employee Assistance Program, which offers confidential assistance on a wide range of issues. We also offer market competitive benefits in all locations and, in 2022, continued our behavioral health benefit in the United States to support employees’ mental well-being.
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
•the financial condition of communications service providers;
•zoning, environmental, health, tax or other government regulations or changes in the application and enforcement thereof;
•governmental licensing of spectrum or restriction or revocation of our customers’ spectrum licenses;
•a decrease in demand for wireless or colocation services, including due to general economic conditions, disruption in the financial and credit markets or global social, political or health crises, such as the material adverse effect of the COVID-19 pandemic on the global economy and markets, inflation, slowing growth, rising interest rates or recession;
•the ability and willingness of wireless and cloud service providers to maintain or increase capital expenditures on network infrastructure;
•delays or changes in the deployment of next generation wireless technologies; and
•technological changes.
A substantial portion of our current and projected future revenue is derived from a small number of customers, and we are sensitive to adverse changes in the creditworthiness and financial strength of our customers.
A substantial portion of our total operating revenues is derived from a small number of customers. If any of these customers are unwilling or unable to perform their obligations under their agreements with us, our revenues, results of operations, financial condition and liquidity could be materially and adversely affected. In addition, our growth projections are based on future revenue from a small number of customers, and such projections could be adversely impacted by adverse changes in the creditworthiness and financial strength of our customers.
One or more of our customers, or their parent companies, may experience financial difficulties, file for bankruptcy or reduce or terminate operations as a result of a prolonged economic downturn, economic difficulties (including those from the imposition of taxes, fees, regulations or judicial interpretations of regulations, and any associated penalties or interest, which may be substantial) or otherwise. The current inflationary and high interest rate environment could materially and adversely affect our customers through disruptions of, among other things, their ability to procure their equipment through their supply chains, their ability to procure power and fuel and their ability to maintain liquidity and deploy network capital, with potential decreases in consumer spending contributing to liquidity risks. Such financial difficulties could result in uncollectible accounts receivable and an impairment of our deferred rent asset, tower asset, network location intangible asset, tenant-related intangible asset or goodwill. The loss of significant customers, or the loss of all or a portion of our anticipated lease revenues from certain customers, could have a material adverse effect on our business, results of operations or financial condition.
Our largest customer in India is VIL, which represented approximately 3.2% of our total revenue for the year ended December 31, 2022. In the third quarter of 2022, VIL communicated that it would make partial payments of its contractual amounts owed to us and indicated that it would continue to make partial payments for the remainder of 2022. In late 2022, VIL had communicated its intent to resume payments in full under its contractual obligations owed to us beginning on January 1, 2023. However, in early 2023, VIL communicated that it would not be able to resume payments in full of its contractual obligations owed to us, and that it would instead continue to make partial payments. We considered these recent developments and the uncertainty with respect to amounts owed under our tenant leases when conducting our annual impairment assessments for long-lived assets and goodwill in India. As a result, we determined that certain fixed and intangible assets had been impaired during the year ended December 31, 2022. An impairment of $97.0 million was taken on tower and network location intangible assets in India. We also impaired the tenant-related intangible assets for VIL, which resulted in an impairment of $411.6 million. For more information on impairments in India, please see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates”

included in this Annual Report. For more information on revenue reserves related to the VIL Shortfall, please see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation—Results of Operation" included in this Annual Report. Continued partial payments from VIL could have further negative effects on our fixed assets, intangible assets or goodwill, could result in additional impairments and could have a material adverse effect on our business, results of operations or financial condition.
In October 2022, and as subsequently amended in February 2023, ATC TIPL and VIL notified the stock exchange of India that both parties have board approvals in relation to an issuance of convertible debentures pursuant to which, in exchange for VIL’s payment of certain amounts towards accounts receivables, ATC TIPL shall pay equivalent amounts towards subscription to convertible debentures issued by VIL. The convertible debentures are to be repaid by VIL with interest and ATC TIPL has the option to convert the debentures into equity of VIL. The issuance of the debentures is subject to certain conditions precedent, which may not be met. VIL may not be able to meet its operating obligations, including making payments to us in the future, which may result in us incurring additional impairment expenses or other similar charges, and which could have a material adverse effect on our business and results of operations.
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
In addition, many of our customers and potential customers rely on capital raising activities to fund their operations and capital expenditures, which may be more difficult or expensive in the event of downturns in the economy or disruptions in the financial and credit markets, such as the current environment driven by the significant disruptions caused by factors such as inflation, rising interest rates and supply chain disruptions. If our customers or potential customers are unable to raise adequate capital to fund their business plans or face capital constraints, they may reduce their spending, file for bankruptcy or reduce or terminate operations, which could materially and adversely affect demand for our communications infrastructure and our services business.
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
Significant consolidation among our customers could reduce demand for our communications infrastructure and may materially and adversely affect our growth and revenues. Certain combined companies have rationalized duplicative parts of their networks or modernized their networks, and these and other customers could determine not to renew, or attempt to cancel, avoid or limit leases or related payments with us. In the event a customer terminates its business or separately sells its spectrum, we may experience increased churn as a result. Our ongoing contractual revenues and our future results may be negatively impacted if a significant number of these leases are terminated or not renewed. For example, see our discussion of churn as a result of the T-Mobile MLA in our U.S. & Canada property segment in Item 7 of this Annual Report, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.”
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
For example, failure to successfully and efficiently operate and expand acquired assets from the CoreSite Acquisition may adversely affect our business, financial condition and results of operations. We must safeguard our customers’ infrastructure and equipment located in our data centers and ensure our data centers remain operational at all times. Problems at one or more of our data centers, whether or not within our control, could result in service interruptions or significant infrastructure or equipment damage. These could result from numerous factors, including energy cost and availability, human error, equipment failure, physical, electronic and cyber security breaches, fire, earthquake, hurricane, flood, tornado and other natural disasters, extreme temperatures, water damage, fiber cuts, power loss, terrorist acts, sabotage and vandalism, global pandemics or health emergencies and failure of business partners.
We have service level commitment obligations to substantially all of our data center customers. As a result, service interruptions or significant equipment damage in our data centers could result in difficulty maintaining service level commitments to these customers and potential claims related to such failures. Because our data centers are critical to many of our customers’ businesses, service interruptions or significant equipment damage in our data centers could also result in lost profits or other indirect or consequential damages to our customers. In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results. Furthermore, we are dependent upon internet service providers, telecommunications carriers and utility providers, some of which have experienced significant system failures and outages in the past. Our customers may in the future experience difficulties due to system failures unrelated to our systems and offerings. If, for any reason, these providers fail to provide the required services, our business, financial condition and results of operations could be adversely impacted.
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
New technologies or changes, or lack thereof, in our or a customer’s business model could make our communications infrastructure leasing business less desirable and result in decreasing revenues and operating results.
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
Additionally, our customers may overestimate or overvalue the benefits and use of 5G networks and other new technology that are deployed onto our communications sites that, in turn, could adversely affect our customers' growth, thereby adversely affecting our growth.
Competition for assets could adversely affect our ability to achieve our return on investment criteria.
We may experience increased competition for the acquisition of communications infrastructure assets or contracts to build new communications infrastructure assets for customers, which could make the acquisition of high-quality assets significantly more costly or prohibitive or cause us to lose contracts to build new sites. Some of our competitors are larger and may have greater financial resources than we do, while other competitors may apply less stringent investment criteria or less stringent contractual terms than we do. In addition, we may not anticipate increased competition entering a particular market or competing for the same assets. Higher prices for assets or the failure to add new assets to our portfolio could make it more difficult to achieve our anticipated returns on investment or future growth, which could materially and adversely affect our business, results of operations or financial condition.
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
Risks Related to Our Financial Performance or General Economic Conditions
Our leverage and debt service obligations, including during a rising interest rates environment, may materially and adversely affect our ability to raise additional financing to fund capital expenditures, future growth and expansion initiatives and to satisfy our distribution requirements.
Our leverage and debt service obligations, including as a result of our recent CoreSite Acquisition, could have significant negative consequences to our business, results of operations or financial condition, including:

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
Further, market volatility and disruption caused by factors such as inflation, rising interest rates and supply chain disruptions may impact our ability to raise additional capital through debt and equity financing activities or our ability to repay or refinance maturing liabilities, or impact the terms of any new obligations, which in turn may have an adverse impact on our credit ratings. The Federal Reserve Board began to raise interest rates in March 2022 for the first time in over three years, significantly increased the federal funds rate during 2022 and has indicated that further rate increases may be announced in the short-term to combat rising inflation in the United States. Such rate increases have corresponding impact to our costs of borrowing and may have an adverse impact on our ability to raise funds through the offering of our securities or through the issuance of debt due to higher debt capital costs, diminished credit availability and less favorable equity markets. Any significant additional federal fund rate increases may have a material adverse effect on our business, results of operations, and financial condition. The extent to which these factors will impact our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted at this time due to the rapid evolution of this uncertain situation.
Rising inflation may adversely affect us by increasing costs beyond what we can recover through price increases.
The United States and other large global economies experienced historically high inflation during 2022, which has continued into the beginning of 2023. The Federal Reserve Board and other central banks already have raised interest rates more aggressively and to their highest levels in the last four to five decades. Current and future inflationary effects may be driven by, among other things, supply chain disruptions, governmental stimulus or fiscal policies, as well as the ongoing military conflict between Russia and Ukraine. Inflation can materially adversely affect us by increasing the costs of land, materials, labor and other costs required to manage and grow our business. In addition, should inflation rates exceed our fixed escalator percentages in markets where our leases include fixed escalators, our returns could be adversely affected. In an inflationary environment, such as the current economic environment, depending on the terms of our contracts and other economic conditions, we may be unable to raise prices enough to keep up with the rate of inflation or our customers may be unwilling to pay contractual increases, which would reduce our profit margins and returns. If we are unable to increase our prices to offset the effects of inflation, our business, results of operations and financial condition could be materially and adversely affected. Rising inflation rates have also contributed to foreign currency exchange rate volatility, including in several of the markets where we operate. The ongoing impact of inflation may continue to create foreign exchange rate instability in our international markets that could, in turn, depress the value of that market’s currency, thereby adversely impacting our business, results of operations or financial condition.
In addition, inflation is often accompanied by higher interest rates. The Federal Reserve Board and other central banks have recently raised interest rates aggressively, to their highest levels in the last four to five decades. The combination of higher interest rates and high inflation could lead to an extended economic downturn, which could reduce our ability to incur debt or access capital and impact our results of operations and financial condition even after these conditions improve.

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
The United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced plans to phase out certain LIBOR rates by June 2023. As contemplated, the continuation of LIBOR on the current basis cannot be assured after June 2023, and LIBOR will cease to exist or otherwise be unsuitable for benchmarking. While our bank facilities contain fallback provisions to establish an alternative rate in the event LIBOR is unavailable, the elimination of LIBOR could have an adverse impact on our business, results of operations, or financial condition. Financial institutions may replace LIBOR with a new index calculated by short-term repurchase agreements, the Secured Overnight Financing Rate (“SOFR”). In April 2018, the United States Federal Reserve commenced publishing SOFR; however, SOFR is calculated differently from LIBOR and has inherent differences, which could give rise to uncertainties, including the limited historical data and volatility in the benchmark rates. No consensus exists as to what may become accepted alternatives to LIBOR, whether LIBOR rates will cease to be published or supported before June 2023 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Furthermore, the use of an alternative rate could result in increased costs, including increased interest expense, and increased borrowing and hedging costs in the future. We cannot predict the effect of the FCA’s decision not to sustain LIBOR or, if changes ultimately are made to LIBOR, the effect those changes may have on our interest expense related to borrowings under our bank facilities, certain other debt service obligations and interest swap agreements, which could potentially negatively impact our financial condition.
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
Furthermore, the tax laws, regulations, applicable license terms and conditions, and interpretations governing our business, and that of our customers, in jurisdictions where we operate, may change at any time, potentially with retroactive effect. Due to the evolving nature of global tax laws and regulations and compliance approaches, it is currently not possible to assess the ultimate impact of these actions on our financial statements, but these actions could have an impact on our financial results. This includes changes in tax laws, transfer pricing regulations, spectrum use terms, administrative compliance guidance or judicial interpretations thereof. For example, the definition and application of adjusted gross revenue (“AGR”) in India and associated fees and charges may have a material financial impact on certain of our customers which could affect their ability to perform their obligations under agreements with us. Changes in laws, regulations and judicial decisions, such as the ongoing Organization for Economic Cooperation and Development (OECD) legislative developments regarding global minimum tax rules, could have a more significant impact on us as a REIT relative to other REITs due to the nature of our business and our use of taxable REIT subsidiaries. These factors could materially and adversely affect our business, results of operations or financial condition.
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
We also face risks associated with changes in foreign currency exchange rates, including those arising from the impacts of the current inflationary and high interest rate environment on the global economy and markets and those arising from our operations, investments and financing transactions related to our international business. Volatility in foreign currency exchange rates can also affect our ability to plan, forecast and budget for our international operations and expansion efforts. Our revenues earned from our international operations are primarily denominated in their respective local currencies. We have not historically engaged in significant currency hedging activities relating to our non-U.S. Dollar operations, and a weakening of these foreign currencies against the U.S. Dollar would negatively impact our reported revenues, operating profits and income.
We may be adversely affected by regulations related to climate change.
Efforts to regulate greenhouse gas emissions, the use of fossil fuels or requirement to use alternative fuel to power energy resources that serve our data centers or the generators we use in our emerging markets to deliver primary power to our customers may have direct or indirect effects on our business by increasing the cost of compliance. In addition, there is an increased focus by many governments, regulators, investors, employees, customers and other stakeholders regarding environmental and energy policies relating to climate change, greenhouse gas emissions and other climate-related matters. These governmental initiatives are becoming more stringent and may require us and our customers to make capital expenditures, such as investing in renewable energy solutions or internal compliance systems, which would result in increased costs for us and our customers. Failure to comply with applicable laws and regulations or other requirements imposed on us could also lead to fines and/or lost revenue.
In 2021, we adopted science-based greenhouse gas reduction targets, which were approved by the Science Based Targets initiative and are in line with the goals set forth in the 2015 Paris Agreement. Our ability to achieve these goals are based on several factors, some of which are outside of our control including changing regulatory requirements, the pace of changes in technology and the availability of requisite financing. In addition, to meet our goals, we may be required to expend significant resources to meet them, which could increase our operational costs. We cannot guarantee that we will achieve our announced environmental, social and governance goals and initiatives. In addition, consumers’ perceptions of our efforts to achieve these goals often differ widely and present risks to our reputation and brand. Failing to meet these goals could result in customer dissatisfaction and damage to our reputation with our key stakeholders, which could in turn adversely impact our results of operations, reputation, financial condition and stock price.
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
Our towers, fiber networks, data centers and computer systems are subject to risks associated with natural disasters, such as hurricanes, ice and windstorms, tornadoes, floods, earthquakes and wildfires, as well as other unforeseen events, such as the potential adverse effects of pandemics and acts of terrorism. During the past several years, we have seen an increase in severe weather events and expect this trend to continue due to climate change. Further, environmental liabilities, such as contamination, asbestos-containing building materials and mold or other air quality issues at some of our data centers, could arise and have a material adverse effect on our financial condition and performance.
Any damage or destruction to, or inability to access, our towers, fiber networks, data centers or computer systems may cause supply chain delays or impact our ability to provide services to our customers and lead to customer loss, which could have a material adverse effect on our business, results of operations or financial condition and also, our communications sites could be subject to attacks instigated by claims that the deployment of 5G networks is linked to adverse health effects.
While we maintain insurance coverage for certain natural disasters, we may not have adequate insurance to cover the associated costs of repair or reconstruction of sites or fiber for a major future event, lost revenue, including from new customers that could have been added to our towers, fiber networks or data centers but for the event, or other costs to remediate the impact of a significant event, such was wildfire damage caused by our towers. Further, we may be liable for damage caused by towers that collapse for any number of reasons including structural deficiencies, which could harm our reputation and require us to incur costs for which we may not have adequate insurance coverage.
If we, or third parties on which we rely, experience technology failures, including cybersecurity incidents or the loss of personally identifiable information, we may incur substantial costs and suffer other negative consequences, which may include reputational damage.
As part of our normal business activities, including in our data centers, we rely on energy systems, cooling systems, communication networks, information technology and other computing resources. We may be vulnerable to physical or cybersecurity breaches that could disrupt our operations and have a material adverse effect on our financial performance and operating results. We face risks associated with unauthorized access to our or our vendors’ computer systems, loss or destruction of data, computer viruses, malware, distributed denial-of-service attacks or other malicious activities. These threats may result from human error, equipment failure or fraud or malice on the part of employees or third parties. A party who is able to compromise the security measures on our or our vendors’ networks or the security of our communications infrastructure could misappropriate either our proprietary information or the personal information of our customers or our employees, or cause interruptions or malfunctions in our operations or our customers’ operations. As we provide assurances to our customers that we provide a high level of security, such a compromise could be particularly harmful to our brand and reputation. We may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security.
Globally, the frequency, severity and sophistication of cybersecurity incidents have increased, and these trends may continue, especially during times of geopolitical tension or instability among countries, including, for example, the ongoing military conflict between Russia and Ukraine, from which a number of recent cybersecurity events have been alleged to have originated. Such cyber-attacks could be in the form of espionage, phishing campaigns and otherwise. We are continuously evaluating and enhancing our cybersecurity and information security systems and creating new systems and processes. However, there can be no assurance that these measures will be effective in preventing or limiting the impact of future cybersecurity incidents. As techniques used to breach security grow in frequency and sophistication, and are generally not recognized until launched against a target, we, or our vendors, may not be able to promptly detect that a cyber breach has occurred or implement security measures in a timely manner. If and when implemented, we, or our vendors, may not be able to determine the extent to which these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, damage relating to loss of proprietary information, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and operating results. We offer managed services in certain of our data centers where we provide “remote hands” services for our customers. The access to our customers’ networks and data, which is gained from these services, creates some risk that our customers’ networks or data will be improperly accessed. If we were held responsible for any such breach, it could result in a significant loss to us, including damage to our customer relationships, harm to our brand and reputation and legal liability. Additionally, while we maintain insurance coverage for cybersecurity incidents, we may not have adequate insurance to cover the associated costs in the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, and we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks.

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

As of December 31, 2022, we owned and operated a portfolio of 224,768 communications sites, including 1,713 DAS networks. See the table in Item 7 of this Annual Report, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview” for more detailed information on the geographic locations of our communications sites. In addition, we own property interests that we lease to communications service providers and third-party tower operators in Canada and the United States, which are included in our U.S. & Canada property segment, and in Australia and New Zealand, which are included in our Asia-Pacific property segment, and also own and operate data center facilities and related assets in the United States, which are included in our Data Centers segment.
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
U.S. & Canada Property Segment Encumbered Sites. As of December 31, 2022, the loan underlying the securitization transactions completed in March 2013 and March 2018 (the “2013 Securitization” and the “2018 Securitization”, respectively, and together, the “Trust Securitizations”) is secured by mortgages, deeds of trust and deeds to secure the loan on substantially all of the 5,102 broadcast and wireless communications towers and related assets owned by the borrowers (the “Trust Sites”) and the secured revenue notes issued in a private transaction completed in May 2015 (the “2015 Securitization”) are secured by mortgages, deeds of trust and deeds to secure debt on substantially all of the 3,516 communications sites owned by subsidiaries of the issuer (the “2015 Secured Sites”).
There are no encumbered sites in our Asia-Pacific, Africa, Europe or Latin America property segments or in our Data Centers segment.
Ground Leases. Of the 223,055 towers in our portfolio as of December 31, 2022, approximately 90% were located on land we lease. Typically, we seek to enter long-term ground leases, which have initial terms of approximately five to ten years with one or more automatic or exercisable renewal periods. As a result, 43% of the ground leases for our sites have a final expiration date of 2032 and beyond.
Customers. Our customers are primarily wireless service providers, broadcasters and other companies in a variety of industries. For the year ended December 31, 2022, our top three customers by total revenue were T-Mobile (18%), AT&T (17%) and Verizon Wireless (11%).
Across most of our markets, our tenant leases for our communications sites with wireless carriers have initial non-cancellable terms of five to ten years with multiple renewal terms. As a result, approximately 56% of our current tenant leases have a renewal date of 2028 or beyond.
Data Centers. We own and operate data center facilities and related assets, and as of December 31, 2022, our data center portfolio consisted of 28 data center facilities across ten United States markets, including the assets acquired as part of the CoreSite Acquisition, across 3.1 million net rentable square feet (“NRSF”).
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
Our common stock is listed on the NYSE under the ticker symbol AMT. As of February 16, 2023, we had 465,646,055 outstanding shares of common stock and 137 holders of record.
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
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE Nareit All Equity REITs Index. The performance graph assumes that on December 31, 2017, $100 was invested in each of our common stock, the S&P 500 Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE Nareit All Equity REITs Index. The cumulative return shown in the graph assumes reinvestment of all dividends. The performance of our common stock reflected below is not necessarily indicative of future performance.

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among American Tower Corporation, the S&P 500 Index,
the Dow Jones US Telecommunications Equipment Index and the FTSE Nareit All Equity REITs Index

$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
American Tower Corporation
S&P 500
Dow Jones US Telecommunications Equipment
FTSE Nareit All Equity REITs

	Cumulative Total Returns
	12/17	12/18	12/19	12/20	12/21	12/22
American Tower Corporation	$100.00	$113.32	$167.55	$166.75	$221.59	$164.80
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.89
Dow Jones U.S. Telecommunications Equipment Index	100.00	108.53	126.16	129.08	188.28	145.66
FTSE Nareit All Equity REITs Index	100.00	95.96	123.46	117.14	165.51	124.22
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
During the three months ended December 31, 2022, we repurchased a total of 90,042 shares of our common stock for an aggregate of $18.8 million, including commissions and fees, pursuant to the 2011 Buyback. There were no repurchases under the 2017 Buyback. The table below sets forth details of our repurchases under the 2011 Buyback during the three months ended December 31, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
				(in millions)
October 1, 2022 - October 31, 2022	—	$—	—	$36.4
November 1, 2022 - November 30, 2022	65,319	$206.33	65,319	$22.9
December 1, 2022 - December 31, 2022	24,723	$212.97	24,723	$17.6
Total Fourth Quarter	90,042	$208.15	90,042	$17.6
_______________
(1)     Repurchases made pursuant to the 2011 Buyback.
(2)     Average price paid per share is a weighted average calculation using the aggregate price, excluding commissions and fees.
(3)     Remaining under the 2011 Buyback.

We have repurchased a total of 14,451,325 shares of our common stock under the 2011 Buyback for an aggregate of $1.5 billion, including commissions and fees. We expect to continue to manage the pacing of the remaining $2.0 billion under the Buyback Programs in response to general market conditions and other relevant factors. We expect to fund any further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under the Buyback Programs are subject to our having available cash to fund repurchases.
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
We report our results in seven segments – U.S. & Canada property (which includes all assets in the United States and Canada, other than our data center facilities and related assets), Asia-Pacific property, Africa property, Europe property, Latin America property, Data Centers and Services. In evaluating financial performance in each business segment, management uses, among other factors, segment gross margin and segment operating profit (see note 20 to our consolidated financial statements included in this Annual Report).
Executive Overview
We are one of the largest global REITs and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure, fiber and property interests that we lease primarily to communications service providers and third-party tower operators, and, as discussed further below, we hold a portfolio of highly interconnected data center facilities and related assets in the United States. Our customers include our tenants, licensees and other payers. We refer to the business encompassing the above as our property operations, which accounted for 98% of our total revenues for the year ended December 31, 2022 and includes our U.S. & Canada property, Asia-Pacific property, Africa property, Europe property and Latin America property segments and Data Centers segment.
We also offer tower-related services in the United States, including site application, zoning and permitting, structural analysis and construction management, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of December 31, 2022:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S. & Canada:
Canada	221	—	—
United States	27,413	15,187	454
U.S. & Canada total	27,634	15,187	454
Asia-Pacific: (2)
Bangladesh	481	—	—
India	76,826	—	822
Philippines	340	—	—
Asia-Pacific total	77,647	—	822
Africa:
Burkina Faso	726	—	—
Ghana	3,503	657	36
Kenya	3,416	—	9
Niger	860	—	—
Nigeria	7,562	—	—
South Africa	2,994	—	—
Uganda	3,980	—	12
Africa total	23,041	657	57
Europe:
France	3,943	303	8
Germany	14,799	—	—
Poland	57	—	—
Spain	11,610	—	1
Europe total	30,409	303	9
Latin America:
Argentina	497	—	11
Brazil	20,644	2,043	121
Chile	3,728	—	138
Colombia	4,974	—	6
Costa Rica	700	—	2
Mexico	9,560	186	92
Paraguay	1,447	—	—
Peru	3,948	450	1
Latin America total	45,498	2,679	371
_______________
(1)Approximately 95% of the operated towers are held pursuant to long-term finance leases, including those subject to purchase options.
(2)We also control land under carrier or other third-party communications sites in Australia and New Zealand, which provide recurring cash flows through tenant leasing arrangements.
As of December 31, 2022, our property portfolio included 28 operating data center facilities across ten markets in the United States that collectively comprise approximately 3.1 million NRSF of data center space, as detailed below:

	Number of Data Centers	Total NRSF (1)
		(in thousands)
San Francisco Bay, CA	8	940
Los Angeles, CA	3	670
Northern Virginia, VA	5	536
New York, NY	2	250
Chicago, IL	2	216
Boston, MA	1	143
Denver, CO	2	35
Miami, FL	2	47
Orlando, FL	1	126
Atlanta, GA	2	95
Total	28	3,058
_______________
(1)Excludes approximately 0.4 million of office and light-industrial NRSF acquired as part of the CoreSite Acquisition.
In most of our markets, our tenant leases for our communications sites with wireless carriers generally have initial non-cancellable terms of five to ten years with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the year ended December 31, 2022 was recurring revenue that we should continue to receive in future periods. Most of our tenant leases for our communications sites have provisions that periodically increase the rent due under the lease, typically based on an annual fixed escalation (averaging approximately 3% in the United States) or an inflationary index in most of our international markets, or a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs, such as ground rent or power and fuel costs.
Based upon existing customer leases and foreign currency exchange rates as of December 31, 2022, we expect to generate over $62 billion of non-cancellable customer lease revenue over future periods, before the impact of straight-line lease accounting.
Following the court rulings by the Supreme Court of India regarding carriers’ obligations for the AGR fees and charges prescribed by such court, we continue to experience variability and a level of uncertainty in collections in India. As further discussed in Item 1A of this Annual Report under the caption “Risk Factors—A substantial portion of our current and projected revenue is derived from a small number of customers, and we are sensitive to adverse changes in the creditworthiness and financial strength of our customers,” in the third quarter of 2022, our largest customer in India, VIL, communicated that it would make partial payments of its contractual amounts owed to us and indicated that it would continue to make partial payments for the remainder of 2022. In late 2022, VIL had communicated its intent to resume payments in full under its contractual obligations owed to us beginning on January 1, 2023. However, in early 2023, VIL communicated that it would not be able to resume payments in full of its contractual obligations owed to us, and that it would instead continue to make partial payments.
We considered these recent developments and the uncertainty with respect to amounts owed under our tenant leases when conducting our annual impairment assessments for long-lived assets and goodwill in India. As a result, we determined that certain fixed and intangible assets had been impaired during the year ended December 31, 2022. An impairment of $97.0 million was taken on tower and network location intangible assets in India. We also impaired the tenant-related intangible assets for VIL, which resulted in an impairment of $411.6 million. We expect to periodically evaluate the carrying value of our Indian assets, which may result in the realization of additional impairment expense or other similar charges. For more information on impairments in India, please see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in this Annual Report.
In October 2022, and as subsequently amended in February 2023, ATC TIPL and VIL notified the stock exchange of India that both parties have board approvals in relation to an issuance of convertible debentures pursuant to which, in exchange for VIL’s payment of certain amounts towards accounts receivables, ATC TIPL shall pay equivalent amounts towards subscription to convertible debentures issued by VIL. The convertible debentures are to be repaid by VIL with interest and ATC TIPL has the option to convert the debentures into equity of VIL. The issuance of the debentures is subject to certain conditions precedent, which may not be met.
As a result of the challenging business environment in India, we are exploring various strategic alternatives aimed at potentially reducing our exposure there, including the sale of an equity interest in our India operations to one or more private investors. Any such completed transaction could have a material impact on our financial statements and on our results of operations in the period in which any such transaction occurred. There can be no assurance that any such strategic alternative will be implemented and, if so implemented, as to the timing thereof, and any such proposed transaction would be subject to conditions, including regulatory approvals in India.

The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee.
Revenue lost from either tenant lease cancellations or the non-renewal of leases or rent renegotiations, which we refer to as churn, has historically not had a material adverse effect on the revenues generated by our consolidated property operations. During the year ended December 31, 2022, churn was approximately 5% of our tenant billings, primarily driven by churn in our U.S. & Canada property segment, as discussed below.
We expect that our churn rate in our U.S. & Canada property segment will remain elevated for a period of several years through 2025 due to contractual lease cancellations and non-renewals by T-Mobile, including legacy Sprint Corporation leases, pursuant to the terms of the T-Mobile MLA entered into in September 2020.
We will continue to actively monitor the ongoing COVID-19 pandemic and may take further actions as may be required by governmental authorities or that we determine are in the best interests of our employees, customers and business partners.
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
•Revenue growth from our Data Centers segment in the United States, including rental and power revenue from new lease commencements and expansions, contractual rent and power escalations on existing leases, mark-to-market increases on renewing leases and increased interconnection services and solutions.
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
In India, the ongoing transition from 2G technology to 4G technology has included a period of carrier consolidation, whereby the number of carriers operating in the marketplace has been reduced through mergers, acquisitions and select carrier exits from the marketplace, which we believe is now substantially complete. We believe that this consolidation process has resulted in an industry structure that is more constructive for both the wireless carriers and communications infrastructure over the long-term.
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
Finally, in markets with more mature network technology, such as Australia, Canada, Germany, France, New Zealand and Spain, carriers are focused on deploying 4G data networks to account for rapidly increasing wireless data usage among their customer base. With higher smartphone and advanced device penetration and significantly higher per capita data usage, carrier investment in networks is focused on 4G coverage and capacity, as well as the early stages of 5G deployment.
We believe that the network technology migration we have seen in the United States, which has led to significantly denser networks and meaningful new business commencements for us over a number of years, will be replicated in our international markets over time. As a result, we expect to be able to leverage our extensive international portfolio of approximately 182,000 communications sites and the relationships we have built with our carrier tenants to drive sustainable, long-term growth.
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
Property Operations New Site Revenue Growth. During the year ended December 31, 2022, we grew our portfolio of communications real estate through the acquisition and construction of approximately 7,405 communications sites globally. In a majority of our Asia-Pacific, Africa, Europe and Latin America markets, the revenue generated from newly acquired or constructed sites resulted in increases in both tenant and pass-through revenues (such as ground rent or power and fuel costs) and expenses. We continue to evaluate opportunities to acquire communications real estate portfolios, both domestically and internationally, to determine whether they meet our risk-adjusted hurdle rates and whether we believe we can effectively integrate them into our existing portfolio.

New Sites (Acquired or Constructed)	2022	2021	2020
U.S. & Canada	55	170	2,255
Asia-Pacific	4,640	3,780	3,960
Africa	1,680	2,355	1,540
Europe	690	24,775	610
Latin America	340	7,870	1,000
In 2021, we significantly grew our portfolio of data center facilities through the acquisition of over 20 data center facilities and related assets in the United States, including through the CoreSite Acquisition.
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
Nareit FFO attributable to American Tower Corporation common stockholders is defined as net income before gains or losses from the sale or disposal of real estate, real estate related impairment charges, real estate related depreciation, amortization and accretion and dividends to noncontrolling interests, and including adjustments for (i) unconsolidated affiliates and (ii) noncontrolling interests. In this section, we refer to Nareit FFO attributable to American Tower Corporation common stockholders as “Nareit FFO (common stockholders).”
We define Consolidated AFFO as Nareit FFO (common stockholders) before (i) straight-line revenue and expense; (ii) stock-based compensation expense; (iii) the deferred portion of income tax and other income tax adjustments; (iv) non-real estate related depreciation, amortization and accretion; (v) amortization of deferred financing costs, debt discounts and premiums and long-term deferred interest charges; (vi) other income (expense); (vii) gain (loss) on retirement of long-term obligations; (viii) other operating income (expense); and adjustments for (ix) unconsolidated affiliates and (x) noncontrolling interests, less cash payments related to capital improvements and cash payments related to corporate capital expenditures.
We define AFFO attributable to American Tower Corporation common stockholders as Consolidated AFFO, excluding the impact of noncontrolling interests on both Nareit FFO (common stockholders) and the other adjustments included in the calculation of Consolidated AFFO. In this section, we refer to AFFO attributable to American Tower Corporation common stockholders as “AFFO (common stockholders).”
Adjusted EBITDA, Nareit FFO (common stockholders), Consolidated AFFO and AFFO (common stockholders) are not intended to replace net income or any other performance measures determined in accordance with GAAP. None of Adjusted EBITDA, Nareit FFO (common stockholders), Consolidated AFFO or AFFO (common stockholders) represents cash flows from operating activities in accordance with GAAP and, therefore, these measures should not be considered indicative of cash flows from operating activities, as a measure of liquidity or a measure of funds available to fund our cash needs, including our ability to make cash distributions. Rather, Adjusted EBITDA, Nareit FFO (common stockholders), Consolidated AFFO and AFFO (common stockholders) are presented as we believe each is a useful indicator of our current operating performance. We believe that these metrics are useful to an investor in evaluating our operating performance because (1) each is a key measure used by our management team for decision making purposes and for evaluating our operating segments’ performance; (2) Adjusted EBITDA is a component underlying our credit ratings; (3) Adjusted EBITDA is widely used in the telecommunications real estate sector to measure operating performance as depreciation, amortization and accretion may vary significantly among companies depending upon accounting methods and useful lives, particularly where acquisitions and non-operating factors are involved; (4) Consolidated AFFO and AFFO (common stockholders) are widely used in the telecommunications real estate sector to adjust Nareit FFO (common stockholders) for items that may otherwise cause material fluctuations in Nareit FFO (common stockholders) growth from period to period that would not be representative of the underlying performance of property assets in those periods; (5) each provides investors with a meaningful measure for evaluating our period-to-period operating performance by eliminating items that are not operational in nature; and (6) each provides investors with a measure for comparing our results of operations to those of other companies, particularly those in our industry.
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

Results of Operations
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
For a discussion of our 2021 Results of Operations, including a discussion of our financial results for the fiscal year ended December 31, 2021 compared to the fiscal year ended December 31, 2020, refer to Part I, Item 7 of our annual report on Form 10-K filed with the SEC on February 25, 2022 (the “2021 Form 10-K”).
Years Ended December 31, 2022 and 2021
(in millions, except percentages)
Revenue

	Year Ended December 31,		Percent Change 2022 vs 2021
	2022	2021
Property
U.S. & Canada	$5,006.3	$4,920.2	2%
Asia-Pacific	1,077.0	1,199.1	(10)
Africa	1,192.5	1,005.5	19
Europe	735.7	496.2	48
Latin America	1,691.9	1,465.4	15
Data Centers	766.6	23.2	3,204
Total property	10,470.0	9,109.6	15
Services	241.1	247.3	(3)
Total revenues	$10,711.1	$9,356.9	14%
Year ended December 31, 2022
U.S. & Canada property segment revenue growth of $86.1 million was attributable to:
• Tenant billings growth of $47.9 million, which was driven by:
◦$148.7 million due to colocations and amendments;
◦Partially offset by:
▪A decrease of $92.5 million resulting from churn in excess of contractual escalations (as discussed above, we expect that our churn rate will be elevated for a period of several years due to the terms of the T-Mobile MLA);
▪A decrease of $6.3 million from other tenant billings; and
▪A decrease of $2.0 million generated from newly acquired or constructed sites, which includes the impact of the disposition of certain operations acquired in connection with our acquisition of InSite Wireless Group, LLC (“InSite,” and the acquisition, the “InSite Acquisition”); and
▪An increase of $38.7 million in other revenue, which includes a $35.4 million increase due to straight-line accounting.
Segment revenue growth included a decrease of $0.5 million attributable to the negative impact of foreign currency translation related to fluctuations in Canadian Dollar.
Asia-Pacific property segment revenue decrease of $122.1 million was attributable to:
• A decrease of $78.3 million in other revenue, primarily due to revenue reserves of $52.5 million related to the VIL Shortfall (as discussed above) and a decrease of $13.1 million due to straight-line accounting, primarily related to a write off of VIL balances; and
• A decrease of $21.3 million in pass-through revenue, primarily due to revenue reserves of $42.0 million related to the VIL Shortfall, partially offset by an increase in fuel prices;
• Partially offset by tenant billings growth of $39.6 million, which was driven by:
◦$35.8 million due to colocations and amendments; and
◦$23.3 million generated from newly acquired or constructed sites;
◦Partially offset by:
▪A decrease of $18.9 million resulting from churn in excess of contractual escalations; and
▪A decrease of $0.6 million from other tenant billings.
Segment revenue decline included a decrease of $62.1 million attributable to the negative impact of foreign currency translation related to fluctuations in Indian Rupee (“INR”).
Africa property segment revenue growth of $187.0 million was attributable to:

• An increase of $185.3 million in pass-through revenue, primarily due to an increase in fuel prices;
• Tenant billings growth of $100.6 million, which was driven by:
◦$55.4 million due to colocations and amendments;
◦$44.0 million generated from newly acquired or constructed sites;
◦$1.0 million from contractual escalations, net of churn; and
◦$0.2 million from other tenant billings; and
• An increase of $26.2 million in other revenue, which includes an increase due to straight-line accounting and a decrease in revenue reserves.
Segment revenue growth included a decrease of $125.1 million attributable to the impact of foreign currency translation, which included, among others, negative impacts of $69.1 million related to fluctuations in Ghanaian Cedi, $17.8 million related to fluctuations in South African Rand, $14.2 million related to fluctuations in Nigerian Naira, $10.3 million related to fluctuations in West African CFA Franc and $9.3 million related to fluctuations in Kenyan Shilling.
Europe property segment revenue growth of $239.5 million was attributable to:
• Tenant billings growth of $185.7 million, which was driven by:
◦$158.1 million generated from newly acquired or constructed sites, primarily attributable to our transaction with Telxius Telecom, S.A. (“Telxius,” and the acquisition, the “Telxius Acquisition”) and our agreements with Orange S.A. (“Orange”);
◦$14.9 million from contractual escalations, net of churn; and
◦$12.7 million due to colocations and amendments;
• An increase of $121.3 million in pass-through revenue, primarily attributable to the Telxius Acquisition; and
• An increase of $1.1 million in other revenue.
Segment revenue growth included a decrease of $68.6 million, primarily attributable to the negative impact of foreign currency translation related to fluctuations in Euro (“EUR”).
Latin America property segment revenue growth of $226.5 million was attributable to:
• Tenant billings growth of $107.4 million, which was driven by:
◦$38.5 million from contractual escalations, net of churn;
◦$35.4 million due to colocations and amendments;
◦$31.7 million generated from newly acquired or constructed sites, primarily attributable to the Telxius Acquisition; and
◦$1.8 million from other tenant billings;
• An increase of $65.5 million in pass-through revenue, primarily attributable to the Telxius Acquisition and increased pass-through ground rent costs in Brazil; and
• An increase of $49.4 million in other revenue primarily as a result of tenant settlements in Mexico.
Segment revenue growth included an increase of $4.2 million, attributable to the impact of foreign currency translation, which included, among others, positive impacts of $26.3 million related to fluctuations in Brazilian Real and $4.2 million related to fluctuations in Mexican Peso, partially offset by negative impacts of $13.8 million related to fluctuations in Colombian Peso and $13.3 million related to fluctuations in Chilean Peso.
Data Centers segment revenue growth was attributable to data centers acquired in the fourth quarter of 2021, including through the CoreSite Acquisition.
Services segment revenue decrease of $6.2 million was primarily attributable to a decrease in site application, zoning, permitting and structural analysis services, partially offset by an increase in construction management services.

Gross Margin

	Year Ended December 31,		Percent Change 2022 vs 2021
	2022	2021
Property
U.S. & Canada	$4,160.9	$4,066.7	2%
Asia-Pacific	379.4	474.8	(20)
Africa	747.4	659.4	13
Europe	416.1	302.2	38
Latin America	1,165.2	1,007.1	16
Data Centers	444.6	14.1	3,053
Total property	7,313.6	6,524.3	12
Services	133.7	150.6	(11)%
Year ended December 31, 2022
•The increase in U.S. & Canada property segment gross margin was primarily attributable to the increase in revenue described above and a decrease in direct expenses of $8.1 million.
•The decrease in Asia-Pacific property segment gross margin was primarily attributable to the decrease in revenue described above and an increase in direct expenses of $15.8 million due to an increase in costs associated with pass-through revenue, including fuel costs. Direct expenses also benefited by $42.5 million from the impact of foreign currency translation.
•The increase in Africa property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $147.8 million due to an increase in costs associated with pass-through revenue, including fuel costs. Direct expenses also benefited by $48.8 million from the impact of foreign currency translation.
•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $153.8 million, primarily due to the Telxius Acquisition. Direct expenses also benefited by $28.2 million from the impact of foreign currency translation.
•The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $70.0 million, primarily due to higher ground rent costs, including as a result of the Telxius Acquisition. Direct expenses also benefited by $1.6 million from the impact of foreign currency translation.
•The increase in Data Centers segment gross margin was attributable to data centers acquired in the fourth quarter of 2021, including through the CoreSite Acquisition.
•The decrease in Services segment gross margin was primarily due to the decrease in revenue described above and an increase in direct expenses of $10.7 million, primarily attributable to construction management services.

Selling, General, Administrative and Development Expense (“SG&A”)

	Year Ended December 31,		Percent Change 2022 vs 2021
	2022	2021
Property
U.S. & Canada	$183.2	$176.9	4%
Asia-Pacific	69.1	73.1	(5)
Africa	80.0	72.3	11
Europe	52.4	42.1	24
Latin America	107.6	104.1	3
Data Centers	63.9	5.9	983
Total property	556.2	474.4	17
Services	22.3	16.2	38
Other	393.8	321.0	23
Total selling, general, administrative and development expense	$972.3	$811.6	20%
Year Ended December 31, 2022
•The increases in our U.S. & Canada and Europe property segment SG&A and Services segment SG&A were primarily driven by increased personnel costs to support our business, including as a result of the Telxius Acquisition in Europe.
•The decrease in our Asia-Pacific property segment SG&A was primarily driven by decreased personnel costs, partially offset by a net increase in bad debt expense of $4.2 million. For the year ended December 31, 2022, the impact of the VIL Shortfall is reflected in revenue reserves as described above.
•The increase in our Africa property segment SG&A was primarily driven by increased personnel costs to support our business and higher canceled construction costs.
•The increase in our Latin America property segment SG&A was primarily driven by increased personnel costs to support our business, including as a result of the Telxius Acquisition, partially offset by a decrease in bad debt expense of $11.0 million.
•The increase in our Data Centers segment SG&A was attributable to data centers acquired in the fourth quarter of 2021, including through the CoreSite Acquisition.
•The increase in other SG&A was primarily attributable to an increase in stock-based compensation expense of $49.8 million, including expense associated with certain equity awards related to the CoreSite Acquisition, and an increase in corporate SG&A, including an increase in personnel costs to support our business.
Operating Profit

	Year Ended December 31,		Percent Change 2022 vs 2021
	2022	2021
Property
U.S. & Canada	$3,977.7	$3,889.8	2%
Asia-Pacific	310.3	401.7	(23)
Africa	667.4	587.1	14
Europe	363.7	260.1	40
Latin America	1,057.6	903.0	17
Data Centers	380.7	8.2	4,543
Total property	6,757.4	6,049.9	12
Services	111.4	134.4	(17)%
Year Ended December 31, 2022
•The increases in operating profit for our U.S. & Canada, Africa, Europe and Latin America property segments were primarily attributable to increases in our segment gross margin, partially offset by increases in our segment SG&A.

•The decrease in operating profit for our Asia-Pacific property segment was primarily attributable to a decrease in our segment gross margin, which was impacted by the VIL Shortfall, partially offset by a decrease in our segment SG&A.
•The increase in operating profit for our Data Centers segment was attributable to data centers acquired in the fourth quarter of 2021, including through the CoreSite Acquisition.
•The decrease in operating profit for our Services segment was primarily attributable to a decrease in our segment gross margin and an increase in our segment SG&A.
Depreciation, Amortization and Accretion

	Year Ended December 31,		Percent Change 2022 vs 2021
	2022	2021
Depreciation, amortization and accretion	$3,355.1	$2,332.6	44%
The increase in depreciation, amortization and accretion expense for the year ended December 31, 2022 was primarily attributable to the acquisition, lease or construction of new sites since the beginning of the prior-year period, including due to the Telxius Acquisition and the CoreSite Acquisition, which resulted in increases in property and equipment and intangible assets subject to amortization, partially offset by foreign currency exchange rate fluctuations.
Other Operating Expenses

	Year Ended December 31,		Percent Change 2022 vs 2021
	2022	2021
Other operating expenses	$767.6	$398.7	93%
The increase in other operating expenses for the year ended December 31, 2022 was primarily attributable to an increase in impairment charges of $482.2 million, partially offset by a decrease in integration and acquisition related costs, including pre-acquisition contingencies and settlements, of $122.9 million. For the year ended December 31, 2022, impairment charges included $97.0 million related to tower and network location intangible assets and $411.6 million related to tenant-related intangible assets in our Asia-Pacific property segment related to VIL in India. For more information on these impairments, see the information under the caption “India Impairments” included in note 16 to our consolidated financial statements included in this Annual Report. The year ended December 31, 2021 included acquisition and merger related costs associated with the Telxius Acquisition and the CoreSite Acquisition.
Total Other Expense

	Year Ended December 31,		Percent Change 2022 vs 2021
	2022	2021
Total other expense	$631.6	$302.6	109%
Total other expense consists primarily of interest expense and realized and unrealized foreign currency gains and losses. We record unrealized foreign currency gains or losses as a result of foreign currency exchange rate fluctuations primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.
The increase in total other expense during the year ended December 31, 2022 was due to an increase in net interest expense of $234.4 million, primarily due to increases in our weighted average interest rate and our average debt outstanding, and a decrease in foreign currency gains of $108.5 million, partially offset by a decrease in loss on retirement of long-term obligations of $37.8 million, primarily attributable to the repayment of all amounts outstanding under the securitizations assumed in connection with the InSite Acquisition (the “InSite Debt”) and repayment of our 4.70% senior unsecured notes due 2022 (the “4.70% Notes”) in the prior-year period.
Income Tax Provision

	Year Ended December 31,		Percent Change 2022 vs 2021
	2022	2021
Income tax provision	$24.0	$261.8	(91)%
Effective tax rate	1.4%	9.3%
As a REIT, we may deduct earnings distributed to stockholders against the income generated by our REIT operations. Consequently, the effective tax rate on income from continuing operations for each of the years ended December 31, 2022 and 2021 differs from the federal statutory rate.

The decrease in the income tax provision for the year ended December 31, 2022 was primarily attributable to a reduction in taxable income due to impairment charges in India and the release of valuation allowances in certain jurisdictions. The decrease in the income tax provision for the year ended December 31, 2022 included the reversal of valuation allowances of $76.5 million in certain jurisdictions, as compared to a reversal of $26.2 million for the year ended December 31, 2021. These valuation allowance reversals were recognized as a reduction to the income tax provision as the net related deferred tax assets were deemed realizable based on changes in facts and circumstances relevant to the assets’ recoverability.

Net Income / Adjusted EBITDA and Net Income / Nareit FFO attributable to American Tower Corporation common stockholders / Consolidated AFFO / AFFO attributable to American Tower Corporation common stockholders

	Year Ended December 31,		Percent Change 2022 vs 2021
	2022	2021
Net income	$1,696.7	$2,567.6	(34)%
Income tax provision	24.0	261.8	(91)
Other income	(433.7)	(566.1)	(23)
Loss on retirement of long-term obligations	0.4	38.2	(99)
Interest expense	1,136.5	870.9	30
Interest income	(71.6)	(40.4)	77
Other operating expenses	767.6	398.7	93
Depreciation, amortization and accretion	3,355.1	2,332.6	44
Stock-based compensation expense	169.3	119.5	42
Adjusted EBITDA	$6,644.3	$5,982.8	11%

	Year Ended December 31,		Percent Change 2022 vs 2021
	2022	2021
Net income	$1,696.7	$2,567.6	(34)%
Real estate related depreciation, amortization and accretion	3,108.9	2,093.5	49
Losses from sale or disposal of real estate and real estate related impairment charges (1)	684.3	197.7	246
Dividends to noncontrolling interests (2)	(22.2)	(2.6)	754
Adjustments for unconsolidated affiliates and noncontrolling interests	(188.2)	(102.9)	83
Nareit FFO attributable to American Tower Corporation common stockholders	$5,279.5	$4,753.3	11
Straight-line revenue	(499.8)	(465.6)	7
Straight-line expense	39.6	52.7	(25)
Stock-based compensation expense	169.3	119.5	42
Deferred portion of income tax and other income tax adjustments	(298.3)	36.6	(915)
GTP one-time cash tax settlement (3)	48.3	—	100
Non-real estate related depreciation, amortization and accretion	246.2	239.1	3
Amortization of deferred financing costs, debt discounts and premiums and long-term deferred interest charges	47.5	40.1	18
Other income (4)	(433.7)	(566.1)	(23)
Loss on retirement of long-term obligations	0.4	38.2	(99)
Other operating expenses (5)	83.3	201.0	(59)
Capital improvement capital expenditures	(176.2)	(170.4)	3
Corporate capital expenditures	(9.4)	(8.0)	18
Adjustments for unconsolidated affiliates and noncontrolling interests	188.2	102.9	83
Consolidated AFFO	$4,684.9	$4,373.3	7%
Adjustments for unconsolidated affiliates and noncontrolling interests (6)	(168.2)	(96.8)	74%
AFFO attributable to American Tower Corporation common stockholders	$4,516.7	$4,276.5	6%
_______________
(1)    Included in these amounts are impairment charges of $655.9 million and $173.7 million for the years ended December 31, 2022 and 2021, respectively.

(2)    For the year ended December 31, 2022, includes $16.7 million of distributions related to the outstanding Stonepeak mandatorily convertible preferred equity and dividends of $5.5 million paid to PGGM.
(3)    In 2015, we incurred charges in connection with certain tax elections wherein MIP Tower Holdings LLC, parent company to Global Tower Partners (“GTP”), would no longer operate as a separate REIT for federal and state income tax purposes. We finalized a settlement related to this tax election during the year ended December 31, 2022. We believe that these related transactions are nonrecurring, and do not believe it is an indication of our operating performance. Accordingly, we believe it is more meaningful to present Consolidated AFFO excluding these amounts.
(4)    Includes gains on foreign currency exchange rate fluctuations of $449.4 million and $557.9 million, respectively.
(5)    Primarily includes acquisition-related costs and integration costs.
(6)    Includes adjustments for the impact on both Nareit FFO attributable to American Tower Corporation common stockholders as well as the other line items included in the calculation of Consolidated AFFO.
Year Ended December 31, 2022
The decrease in net income was primarily due to (i) an increase in depreciation, amortization and accretion expense, (ii) an increase in other operating expense, including an increase in impairment charges of $482.2 million, (iii) an increase in interest expense and (iv) a decrease in gains on foreign currency exchange rate fluctuations, partially offset by (a) an increase in our operating profit and (b) a decrease in the income tax provision. Net income for the year ended December 31, 2021 included a loss on retirement of long-term obligations of $25.7 million, attributable to the repayment of the InSite Debt and the 4.70% Notes.
The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin and was partially offset by an increase in SG&A, excluding the impact of stock-based compensation expense, of $110.9 million.
The increases in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders was primarily attributable to the increase in our operating profit, excluding the impact of straight-line accounting, partially offset by (i) increases in cash paid for taxes and cash paid for interest, (ii) an increase in dividends to noncontrolling interests, including $16.7 million of distributions payable related to the outstanding Stonepeak mandatorily convertible preferred equity, and (iii) an increase in capital improvement capital expenditures. The growth in AFFO attributable to American Tower Corporation common stockholders was also impacted by changes in noncontrolling interests held in Data Centers, Europe and Asia-Pacific since the beginning of the prior-year period.

Liquidity and Capital Resources
For a discussion of our 2021 Liquidity and Capital Resources, including a discussion of cash flows for the fiscal year ended December 31, 2021 compared to the fiscal year ended December 31, 2020, refer to Part I, Item 7 of the 2021 Form 10-K.
Overview
During the year ended December 31, 2022, we increased our financial flexibility and our ability to grow our business while maintaining our long-term financial policies. Our significant 2022 financing transactions included:
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
•The Stonepeak Transaction (as defined and further discussed below) pursuant to which we received an aggregate amount of approximately $3.1 billion.
•Repayment of all amounts outstanding under the 2021 USD 364-Day Delayed Draw Term Loan (as defined below).
The following table summarizes our liquidity as of December 31, 2022 (in millions):

Available under the 2021 Multicurrency Credit Facility	$2,211.3
Available under the 2021 Credit Facility	2,920.0
Letters of credit	(34.4)
Total available under credit facilities, net	5,096.9
Cash and cash equivalents	2,028.4
Total liquidity	$7,125.3
Subsequent to December 31, 2022, we made additional net borrowings of $895.0 million under the 2021 Credit Facility (as defined below) and $655.0 million under the 2021 Multicurrency Credit Facility (as defined below). The borrowings were used to repay existing indebtedness and for general corporate purposes.
Summary cash flow information is set forth below for the years ended December 31, (in millions):

	2022	2021
Net cash provided by (used for):
Operating activities	$3,696.2	$4,819.9
Investing activities	(2,355.2)	(20,692.2)
Financing activities	(1,423.2)	16,424.5
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(120.4)	(70.3)
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(202.6)	$481.9
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
In July 2022, in connection with the funding of the CoreSite Acquisition, we entered into an agreement pursuant to which certain investment vehicles affiliated with Stonepeak acquired a noncontrolling ownership interest in our U.S. data center business. The transaction was completed in August 2022 for total aggregate consideration of $2.5 billion, through an investment in common equity and mandatorily convertible preferred equity.
In October 2022, we entered into an agreement with Stonepeak for Stonepeak to acquire additional common equity and mandatorily preferred equity interests in our U.S. data center business for total aggregate consideration of $570.0 million. The transaction was completed in October 2022. We expect to pay distributions related to the outstanding common equity and mandatorily convertible preferred equity.
As of December 31, 2022, we hold a common equity interest of approximately 72% in our U.S. data center business, with Stonepeak holding approximately 28% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity. On a fully converted basis, which is expected to occur four years from the date of the initial closing in August 2022, and on the basis of the currently outstanding equity, we will hold a controlling ownership interest of approximately 64%, with Stonepeak holding approximately 36%. The mandatorily convertible preferred equity, which accrues dividends at 5.0%, will convert into common equity on a one for one basis, subject to adjustment that will be measured on the conversion date.
As of December 31, 2022, we had total outstanding indebtedness of $38.9 billion, with a current portion of $4.5 billion. During the year ended December 31, 2022, we generated sufficient cash flow from operations, together with borrowings under our credit facilities, proceeds from our equity and debt issuances and cash on hand, to fund our acquisitions, capital expenditures and debt service obligations, as well as our required distributions. We believe the cash generated by operating activities during the year ending December 31, 2023, together with our borrowing capacity under our credit facilities, will be sufficient to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions.
As of December 31, 2022, we had $1.8 billion of cash and cash equivalents held by our foreign subsidiaries. As of December 31, 2022, we had $244.6 million of cash and cash equivalents held by our joint ventures, of which $223.7 million was held by our foreign joint ventures. While certain subsidiaries may pay us interest or principal on intercompany debt, it has not been our practice to repatriate earnings from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay certain taxes.
Cash Flows from Operating Activities
For the year ended December 31, 2022, cash provided by operating activities decreased $1,123.7 million as compared to the year ended December 31, 2021. The primary factors that impacted cash provided by operating activities as compared to the year ended December 31, 2021, include:
•A decrease in unearned revenue due to advance payments from a customer during the year ended December 31, 2021;
•An increase in cash required for working capital, primarily as a result of an increase in prepaid and other assets and a decrease in accounts payable;
•An increase of approximately $297.4 million in cash paid for interest; and
•An increase of approximately $97.1 million in cash paid for taxes.
Cash Flows from Investing Activities
Our significant investing activities during the year ended December 31, 2022 are highlighted below:
•We spent approximately $549.0 million for acquisitions, including payments made for acquisitions completed in 2021.
•We spent $1.9 billion for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$865.8
Ground lease purchases (2)	195.7
Capital improvements and corporate expenditures (3)	185.6
Redevelopment	398.2
Start-up capital projects	257.2
Total capital expenditures (4)	$1,902.5
_______________
(1)Includes the construction of 6,890 communications sites globally and approximately $330 million of spend related to data center assets.
(2)Includes $36.7 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in our consolidated statements of cash flows.
(3)Includes $6.7 million of finance lease payments reported in Repayments of notes payable, credit facilities, term loans, senior notes, secured debt and finance leases in the cash flows from financing activities in our consolidated statements of cash flows.
(4)Net of purchase credits of $14.5 million on certain assets, which are reported in investing activities in our consolidated statements of cash flows.
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
We expect that our 2023 total capital expenditures will be as follows (in millions):

Discretionary capital projects (1)	$785	to	$815
Ground lease purchases	85	to	105
Capital improvements and corporate expenditures	175	to	185
Redevelopment	485	to	515
Start-up capital projects	120	to	140
Total capital expenditures	$1,650	to	$1,760
_______________
(1)    Includes the construction of approximately 3,450 to 4,550 communications sites globally and approximately $360 million of anticipated spend related to data center assets.
Cash Flows from Financing Activities
Our significant financing activities were as follows (in millions):

	Year Ended December 31,
	2022	2021
Proceeds from issuance of senior notes, net	$1,293.6	$6,761.6
Proceeds from issuance of common stock, net	2,291.7	2,361.8
(Repayments of) proceeds from credit facilities, net	(860.0)	3,691.8
Proceeds from term loans	—	7,347.0
Repayments of term loans	(3,000.0)	(2,529.8)
Repayments of securitized debt (1)	—	(763.5)
Repayments of senior notes (2)	(1,555.1)	(700.0)
Contributions from noncontrolling interest holders (3)	3,120.8	3,078.2
Distributions to noncontrolling interest holders (4)	(10.9)	(223.2)
Purchases of redeemable noncontrolling interests (5)	—	(175.7)
Purchases of common stock	(18.8)	—
Distributions paid on common stock	(2,630.4)	(2,271.0)
_______________
(1)During the year ended December 31, 2021, we repaid all amounts outstanding under the InSite Debt.
(2)Includes the CoreSite Debt, which, as of December 31, 2021, included $875.0 million aggregate principal amount and a fair value adjustment of $80.1 million. During the year ended December 31, 2022, we repaid all amounts outstanding under the CoreSite Debt.
(3)For the year ended December 31, 2022, includes approximately $3.1 billion of contributions received from Stonepeak in connection with the Stonepeak Transaction. For the year ended December 31, 2021, includes $3.1 billion of contributions received from Caisse de dépôt et placement du Québec (“CDPQ”) and Allianz insurance companies and funds managed by Allianz Capital Partners GmbH, including the Allianz European Infrastructure Fund (collectively, “Allianz”), for CDPQ and Allianz to acquire noncontrolling interests in subsidiaries whose holdings consist of our operations in France, Germany, Poland and Spain (such subsidiaries collectively, “ATC Europe”) (the “ATC Europe Transactions”).
(4)For the year ended December 31, 2021, includes $214.9 million of cash consideration paid to PGGM in connection with the reorganization of our subsidiaries in Europe.
(5)For the year ended December 31, 2021, includes the redemption of our minority interest in ATC TIPL for total consideration of INR 12.9 billion (approximately $173.2 million at the date of redemption). During the year ended December 31, 2021 we also liquidated our interests in a company held in France for total consideration of 2.2 million EUR (approximately $2.5 million at the date of redemption).

Senior Notes
Repayments of Senior Notes
Repayment of 2.250% Senior Notes—On January 14, 2022, we repaid $600.0 million aggregate principal amount of our 2.250% senior unsecured notes due 2022 (the “2.250% Notes”) upon their maturity. The 2.250% Notes were repaid using borrowings under the 2021 Credit Facility. Upon completion of the repayment, none of the 2.250% Notes remained outstanding.
Repayment of 3.50% Senior Notes—On January 31, 2023, we repaid $1.0 billion aggregate principal amount of our 3.50% senior unsecured notes due 2023 (the “3.50% Notes”) upon their maturity. The 3.50% Notes were repaid using borrowings under the 2021 Credit Facility. Upon completion of the repayment, none of the 3.50% Notes remained outstanding.
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
_______________
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
Bank Facilities
2021 Multicurrency Credit Facility—As of December 31, 2022, we had the ability to borrow up to $6.0 billion under our $6.0 billion senior unsecured multicurrency revolving credit facility, as amended and restated in December 2021 (the “2021 Multicurrency Credit Facility”), which includes a $3.5 billion sublimit for multicurrency borrowings, a $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans. During the year ended December 31, 2022, we borrowed an aggregate of $850.0 million and repaid an aggregate of $1.4 billion of revolving indebtedness under the 2021 Multicurrency Credit Facility. We used the borrowings to repay outstanding indebtedness, including the CoreSite Debt, and for general corporate purposes.

2021 Credit Facility—As of December 31, 2022, we had the ability to borrow up to $4.0 billion under our $4.0 billion senior unsecured revolving credit facility, as amended and restated in December 2021 (the “2021 Credit Facility”), which includes a $2.5 billion sublimit for multicurrency borrowings, $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans. During the year ended December 31, 2022, we borrowed an aggregate of $3.3 billion and repaid an aggregate of $3.7 billion of revolving indebtedness under the 2021 Credit Facility. We used the borrowings to repay outstanding indebtedness, including the 2.250% Notes, and for general corporate purposes.
Repayments under the 2021 USD 364-Day Delayed Draw Term Loan—On April 6, 2022, we repaid $100.0 million of indebtedness under our $3.0 billion unsecured term loan entered into in December 2021 (the “2021 USD 364-Day Delayed Draw Term Loan”) using proceeds from the issuance of the 3.650% Notes and the 4.050% Notes and cash on hand. On June 10, 2022, we repaid $2.3 billion of indebtedness under the 2021 USD 364-Day Delayed Draw Term Loan using proceeds from the June 2022 common stock offering (as further discussed in note 14) and cash on hand. On August 11, 2022, we repaid all remaining amounts outstanding under the 2021 USD 364-Day Delayed Draw Term Loan using proceeds from the initial closing of the Stonepeak Transaction.
As of December 31, 2022, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, our $1.0 billion unsecured term loan, as amended and restated in December 2021 (the “2021 Term Loan”), our 825.0 million EUR unsecured term loan, as amended in December 2021 (the “2021 EUR Three Year Delayed Draw Term Loan”) and our $1.5 billion unsecured term loan entered into in December 2021 (the “2021 USD Two Year Delayed Draw Term Loan”) were as follows:

Bank Facility		Outstanding Principal Balance	Maturity Date		LIBOR or EURIBOR borrowing interest rate range (1)	Base rate borrowing interest rate range (1)	Current margin over LIBOR or EURIBOR and the base rate, respectively
2021 Multicurrency Credit Facility	(2)	$3,788.7	June 30, 2025	(3)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2021 Credit Facility	(4)	1,080.0	January 31, 2027	(3)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2021 Term Loan	(4)	1,000.0	January 31, 2027		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2021 EUR Three Year Delayed Draw Term Loan	(5)	883.2	May 28, 2024		0.875% - 1.625%	0.000% - 0.625%	1.125% and 0.125%
2021 USD Two Year Delayed Draw Term Loan	(4)	1,500.0	December 28, 2023		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
_______________
(1)Represents interest rate above LIBOR for LIBOR based borrowings, interest rate above Euro Interbank Offer Rate (“EURIBOR”) for EURIBOR based borrowings and interest rate above the defined base rate for base rate borrowings, in each case based on our debt ratings.
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
Nigeria Letters of Credit—During the year ended December 31, 2022, we drew on letters of credit in Nigeria (the “Nigeria Letters of Credit”). The drawn amounts bear interest at a rate equal to the Secured Overnight Financing Rate at the time of drawing plus a spread. Amounts are due 270 days from the date of drawing. As of December 31, 2022, we had $16.2 million outstanding under the drawn Nigeria Letters of Credit.

India Indebtedness
India Working Capital Facilities—The India indebtedness includes several working capital facilities, most of which are subject to annual renewal. The working capital facilities bear interest at rates that consist of the applicable bank’s Marginal Cost of Funds based Lending Rate or Market Benchmark (as defined in the applicable agreement), plus a spread. Generally, the working capital facilities are payable on demand prior to maturity. As of December 31, 2022, we have not borrowed under these facilities.
Amounts outstanding and key terms of the India indebtedness consisted of the following as of December 31, 2022 (in millions, except percentages):

	Amount Outstanding (INR)	Amount Outstanding (USD)	Interest Rate (Range)	Maturity Date (Range)
Working capital facilities (1)	—	$—	8.03% - 8.80%	February 4, 2023 - October 22, 2023
_______________
(1)    7.9 billion INR ($95.6 million) of borrowing capacity as of December 31, 2022. We have 0.2 billion INR (approximately $2.6 million) of of bank guarantees outstanding included within the overall borrowing capacity.
India Term Loan—On February 16, 2023, we entered into a 12.0 billion INR (approximately $145.1 million at the date of signing) unsecured term loan with a maturity date that is one year from the date of the first draw thereunder (the “India Term Loan”). On February 17, 2023, we borrowed 10.0 billion INR (approximately $120.7 million at the date of borrowing) under the India Term Loan. The India Term Loan bears interest at the three month treasury bill rate as announced by the Financial Benchmarks India Private Limited at the time of borrowing plus a margin of 1.95%. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The India Term Loan does not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium.
Stock Repurchase Programs— We have two stock repurchase programs, the 2011 Buyback and the 2017 Buyback.
During the year ended December 31, 2022, we repurchased 90,042 shares of our common stock under the 2011 Buyback for an aggregate of $18.8 million, including commissions and fees. We had no repurchases under the 2017 Buyback.
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
We have repurchased a total of 14.5 million shares of our common stock under the 2011 Buyback for an aggregate of $1.5 billion, including commissions and fees. We expect to continue managing the pacing of the remaining approximately $2.0 billion under the Buyback Programs in response to general market conditions and other relevant factors. We expect to fund any further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Repurchases under the Buyback Programs are subject to, among other things, us having available cash to fund the repurchases.
Sales of Equity Securities—We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan (the “ESPP”) and upon exercise of stock options granted under our equity incentive plan, as amended (the “2007 Plan”). During the year ended December 31, 2022, we received an aggregate of $32.4 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
2020 “At the Market” Stock Offering Program—In August 2020, we established an “at the market” stock offering program through which we may issue and sell shares of our common stock having an aggregate gross sales price of up to $1.0 billion (the “2020 ATM Program”). Sales under the 2020 ATM Program may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds from any issuances under the 2020 ATM Program for general corporate purposes, which may include, among other things, the funding of acquisitions, additions to working capital and repayment or refinancing of existing indebtedness. As of December 31, 2022, we have not sold any shares of common stock under the 2020 ATM Program.

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
Future Financing Transactions—We regularly consider various options to access the capital markets, subject to market conditions, to meet our funding needs. Such capital raising alternatives, in addition to those noted above including the 2020 ATM Program, may include additional senior note offerings and securitization transactions. No assurance can be given as to whether any such financing transactions will be completed or as to the timing or terms thereof.
Distributions—As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. We have distributed an aggregate of approximately $14.5 billion to our common stockholders, including the dividend paid in February 2023, primarily classified as ordinary income that may be treated as qualified REIT dividends under Section 199A of the Code for taxable years ending before 2026.
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
During the year ended December 31, 2022, we paid $5.69 per share, or $2.6 billion, to common stockholders of record. In addition, we declared a distribution of $1.56 per share, or $726.3 million, paid on February 2, 2023 to our common stockholders of record at the close of business on December 28, 2022.
We accrue distributions on unvested restricted stock units, which are payable upon vesting. The amount accrued for distributions payable related to unvested restricted stock units was $17.0 million and $12.8 million as of December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, we paid $6.9 million of distributions upon the vesting of restricted stock units.
For more details on the cash distributions paid to our common stockholders during the year ended December 31, 2022, see note 14 to our consolidated financial statements included in this Annual Report.
Material Cash Requirements—The following table summarizes material cash requirements from known contractual and other obligations as of December 31, 2022 (in millions):

	2023	2024	2025	2026	2027	Thereafter	Total
Debt obligations (1)	$4,514.2	$3,038.6	$7,501.3	$3,336.6	$5,969.2	$14,541.9	$38,901.8
Operating lease obligations (2)	1,165.6	1,064.6	1,007.4	947.9	886.6	6,319.8	11,391.9
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

Distributions—We expect that our 2023 total distributions declared to our common stockholders will be $3.0 billion. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors.
Asset Retirement Obligations—We are required to remove our assets and remediate the leased sites upon which certain of our assets are located. As of December 31, 2022, the estimated undiscounted future cash outlay for asset retirement obligations was $4.2 billion.
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

Internally Generated Funds—Because the majority of our customer leases are multiyear contracts, a significant majority of the revenues generated by our property operations as of the end of 2022 is recurring revenue that we should continue to receive in future periods. Accordingly, a key factor affecting our ability to generate cash flow from operating activities is to maintain this recurring revenue and to convert it into operating profit by minimizing operating costs and fully achieving our operating efficiencies. In addition, our ability to increase cash flow from operating activities depends upon the demand for our communications infrastructure and our related services and our ability to increase the utilization of our existing communications infrastructure.
Restrictions Under Loan Agreements Relating to Our Credit Facilities—The loan agreements for the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan, the 2021 EUR Three Year Delayed Draw Term Loan and the 2021 USD Two Year Delayed Draw Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. As of December 31, 2022, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended December 31, 2022 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 7.50:1.00	~11.5	~1.5
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~17.7 (4)	~5.9
_______________
(1)    Each component of the ratio as defined in the applicable loan agreement.
(2)    Assumes no change to Adjusted EBITDA.
(3)    Assumes no change to our debt levels.
(4)    Effectively, however, additional Senior Secured Debt under this ratio would be limited to the capacity under the Consolidated Total Leverage Ratio.
Under the terms of the agreements for the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan, the 2021 EUR Three Year Delayed Draw Term Loan and the 2021 USD Two Year Delayed Draw Term Loan, the Telxius Acquisition and the CoreSite Acquisition were designated as a Qualified Acquisitions, whereby our Total Debt to Adjusted EBITDA ratio was adjusted to not exceed 7.50 to 1.00 for four full fiscal quarters following consummation of such acquisitions, which lasted until the quarter ended December 31, 2022. Subsequent to December 31, 2022, our Total Debt to Adjusted EBITDA ratio stepped back down to not exceed 6.00 to 1.00. The loan agreements for our credit facilities also contain reporting and information covenants that require us to provide financial and operating information to the lenders within certain time periods. If we are unable to provide the required information on a timely basis, we would be in breach of these covenants.
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
Under the agreements, amounts due will be paid from the cash flows generated by the assets securing the Series 2015-2 Notes or the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2013-2A (the “Series 2013-2A Securities”), Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”), and the

Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”) issued in the Trust Securitizations (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of such assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to, and used by, us. As of December 31, 2022, $78.4 million held in such reserve accounts was classified as restricted cash.
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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During Year Ended December 31, 2022	DSCR as of December 31, 2022	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$387.1	16.53x	$280.2	$283.0
Trust Securitizations	AMT Asset Subs	Secured Tower Revenue Securities, Series 2013-2A, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (2)	(3)(5)	$598.1	10.20x	$531.7	$540.7
_______________
(1)    Based on the net cash flow of the applicable issuer or borrower as of December 31, 2022 and the expenses payable over the next 12 months on the Series 2015-2 Notes or the Loan, as applicable.
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

Furthermore, if GTP Acquisition Partners or the AMT Asset Subs were to default on the Series 2015-2 Notes or the Loan, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,516 communications sites that secure the Series 2015-2 Notes or the 5,102 broadcast and wireless communications towers and related assets that secure the Loan, respectively, in which case we could lose such sites and the revenue associated with those assets.
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
We have reviewed our policies and estimates to determine our critical accounting policies for the year ended December 31, 2022. We have identified the following policies as critical to an understanding of our results of operations and financial condition. This is not a comprehensive list of our accounting policies. See note 1 to our consolidated financial statements included in this Annual Report for a summary of our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.
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
In October 2019, the Supreme Court of India issued a ruling regarding the definition of AGR and associated fees and charges, which was reaffirmed in March 2020, and again in July 2021 with respect to the total charges, that may have a material financial impact on certain of our customers and could affect their ability to perform their obligations under agreements with us. In September 2020, the Supreme Court of India defined the expected timeline of ten years for payments owed under the ruling. In September 2021, the government of India approved a relief package that, among other things, included (i) a four year moratorium on the payment of AGR fees owed and (ii) a change in the definition of AGR on a prospective basis. In the third quarter of 2022, our largest customer in India, VIL, communicated that it would make partial payments of its contractual amounts owed to us and indicated that it would continue to make partial payments for the remainder of 2022. In late 2022, VIL had communicated its intent to resume payments in full under its contractual obligations owed to us beginning on January 1, 2023. However, in early 2023, VIL communicated that it would not be able to resume payments in full of its contractual obligations owed to us, and that it would instead continue to make partial payments. As a result, we determined that certain fixed and intangible assets had been impaired during the year ended December 31, 2022. An impairment of $97.0 million was taken on tower and network location intangible assets in India. We also impaired the tenant-related intangible assets for VIL, which resulted in an impairment of $411.6 million.
We will continue to monitor the status of these developments, as it is possible that the estimated future cash flows may differ from current estimates and changes in estimated cash flows from customers in India could have further negative effects on previously recorded tangible and intangible assets, including amounts originally recorded as tenant-related intangible assets, resulting in additional impairments. The carrying value of tenant-related intangible assets in India was $379.5 million as of December 31, 2022, which represents 3% of our consolidated balance of $13.1 billion. Additionally, a significant reduction in customer-related cash flows in India could also impact our tower portfolio and network location intangible assets. The carrying values of our tower portfolio and network location intangible assets in India were $905.8 million and $266.7 million, respectively, as of December 31, 2022, which represent 10% and 8% of our consolidated balances of $8.8 billion and $3.5 billion, respectively.
•Impairment of Assets—Goodwill: We review goodwill for impairment at least annually (as of December 31) or whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. Goodwill is recorded in the applicable segment and assessed for impairment at the reporting unit level. We employ a discounted cash flow analysis when testing goodwill. The key assumptions utilized in the discounted cash flow analysis include current operating performance, terminal revenue growth rate, management’s expectations of future operating results and cash requirements, the current weighted average cost of capital and an expected tax rate. We compare the fair value of the reporting unit, as calculated under an income approach using future discounted cash flows, to the carrying amount of the applicable reporting unit. If the carrying amount exceeds the fair value, an impairment loss would be recognized for the amount of the excess. The loss recognized is limited to the total amount of goodwill allocated to that reporting unit.
During the year ended December 31, 2022, no potential goodwill impairment was identified as the fair value of each of our reporting units was in excess of its carrying amount. The fair value of our India reporting unit, which is based on the present value of forecasted future value cash flows (the income approach), exceeded the carrying value by approximately 24%. Key assumptions include future revenue growth rates and operating margins, capital expenditures, terminal period growth rate and the weighted-average cost of capital, which were determined considering historical data and current assumptions, including uncertainty with respect to amounts owed from VIL (discussed above). For this reporting unit, we performed a sensitivity analysis on our significant assumptions and determined that a (i) 5% reduction of projected revenues, (ii) 229 basis point increase in the weighted-average cost of capital or (iii) 200% reduction in terminal revenue growth rate, individually, each of which we determined to be reasonable, would impact our conclusion that the fair value of the India reporting unit exceeds its carrying value. Events that could negatively affect our India reporting unit’s financial results include increased tenant attrition exceeding our forecast, additional VIL payment shortfalls, carrier tenant bankruptcies and other factors set forth in Item 1A of this Annual Report under the caption “Risk Factors.”
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
Our revenue from leasing arrangements, including fixed escalation clauses present in non-cancellable lease arrangements, is reported on a straight-line basis over the term of the respective leases when collectibility is probable. Escalation clauses tied to a consumer price index or other inflation-based indices, and other incentives present in lease agreements with our tenants, are excluded from the straight-line calculation. Total property straight-line revenues for the years ended December 31, 2022, 2021 and 2020 were $499.8 million, $465.6 million and $322.0 million, respectively. Amounts billed upfront in connection with the execution of lease agreements are initially deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets and recognized as revenue over the terms of the applicable lease arrangements. Amounts billed or received for services prior to being earned are deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets until the criteria for recognition have been met.
We derive the largest portion of our revenues, corresponding trade receivables and the related deferred rent asset from a small number of tenants in the telecommunications industry, with 46% of our revenues derived from three tenants. In addition, we have concentrations of credit risk in certain geographic areas. We mitigate the concentrations of credit risk with respect to notes and trade receivables by actively monitoring the creditworthiness of our borrowers and tenants. In recognizing tenant revenue we assess the collectibility of both the amounts billed and the portion recognized on a straight-line basis. This assessment takes tenant credit risk and business and industry conditions into consideration to ultimately determine the collectibility of the amounts billed. To the extent the amounts, based on management’s estimates, may not be collectible, recognition is deferred until such point as the uncertainty is resolved. Any amounts that were previously recognized as revenue and are subsequently determined to present a risk of collection are reserved as bad debt expense. Accounts receivable are reported net of allowances for doubtful accounts related to estimated losses resulting from a tenant’s inability to make required payments and allowances for amounts invoiced whose collectibility is not reasonably assured.
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
The following table provides information as of December 31, 2022 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates (in millions, except percentages). For more information, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and note 8 to our consolidated financial statements included in this Annual Report.

Long-Term Debt	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$2,298.0	$2,155.4	$3,712.6	$3,336.6	$3,889.2	$14,541.9	$29,933.7	$26,131.6
Weighted-Average Interest Rate (a)	3.26%	3.49%	2.68%	2.58%	2.30%	2.54%
Variable Rate Debt (b)	$2,216.2	$883.2	$3,788.7	$—	$2,080.0	$—	$8,968.1	$8,961.8
Weighted-Average Interest Rate (b)(c)	4.71%	2.73%	4.68%	—%	5.46%	—%

Interest Rate Swaps
Hedged Fixed-Rate Notional Amount	$500.0	$—	$—	$—	$—	$—	$500.0	$(6.2)	(d)
Variable Rate Debt Rate (e)							5.18%
_______________
(a)    Fixed rate debt consisted of: Securities issued in the Trust Securitizations; Securities issued in the 2015-2 Securitization; our senior unsecured notes (see note 8 to our consolidated financial statements included in this Annual Report for a detailed description of all such senior unsecured notes), excluding the 3.000% Notes (as defined below); and other debt including finance leases.
(b)    Variable rate debt consisted of: the 2021 Multicurrency Credit Facility, which matures on June 30, 2025; the 2021 Credit Facility, which matures on January 31, 2027; the 2021 Term Loan, which matures on January 31, 2027; the 2021 EUR Three Year Delayed Draw Term Loan, which matures on May 28, 2024; the 2021 USD Two Year Delayed Draw Term Loan, which matures on December 28, 2023; the 3.000% Notes; and other debt including the Nigeria Letters of Credit.
(c)    Based on rates effective as of December 31, 2022.
(d)    As of December 31, 2022, the interest rate swap agreements in the United States were included in Accrued expenses on the consolidated balance sheet.
(e)    Represents the weighted average variable rate of interest based on contractual notional amount as a percentage of total notional amounts.
Interest Rate Risk
As of December 31, 2022, we had three interest rate swap agreements related to a portion of our 3.000% senior unsecured notes due 2023 (the “3.000% Notes”). These swaps have been designated as fair value hedges, have an aggregate notional amount of $500.0 million, have an interest rate of one-month LIBOR plus applicable spreads and expire in June 2023.
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of December 31, 2022 consisted of $3.8 billion under the 2021 Multicurrency Credit Facility, $1.1 billion under the 2021 Credit Facility, $1.0 billion under the 2021 Term Loan, $883.2 million under the 2021 EUR Three Year Delayed Draw Term Loan, $1.5 billion under the 2021 USD Two Year Delayed Draw Term Loan, $500.0 million under the interest rate swap agreements related to the 3.000% Notes and $16.2 million under the Nigeria Letters of Credit. A 10% increase in current interest rates would result in an additional $42.4 million of interest expense for the year ended December 31, 2022.

Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency fluctuations. For the year ended December 31, 2022, 43% of our revenues and 52% of our total operating expenses were denominated in foreign currencies.
As of December 31, 2022, we have incurred intercompany debt that is not considered to be permanently reinvested, and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $40.5 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the year ended December 31, 2022. As of December 31, 2022, we have 7.3 billion EUR (approximately $7.8 billion) denominated debt outstanding. An adverse change of 10% in the underlying exchange rates of our outstanding EUR debt would result in $0.9 billion of foreign currency losses that would be included in Other expense in our consolidated statements of operations for the year ended December 31, 2022.

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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2022 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022.
In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting is effective.
Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued an attestation report on management’s internal control over financial reporting, which is included in this Item 9A under the caption “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of American Tower Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 23, 2023

ITEM 9B.	OTHER INFORMATION.
Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our executive officers and their respective ages and positions as of February 16, 2023 are set forth below:

Thomas A. Bartlett	64	President and Chief Executive Officer
Rodney M. Smith	57	Executive Vice President, Chief Financial Officer and Treasurer
Edmund DiSanto	70	Executive Vice President, Special Advisor and Counsel to the Chief Executive Officer
Ruth T. Dowling	53	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
Robert J. Meyer	59	Senior Vice President and Chief Accounting Officer
Olivier Puech	55	Executive Vice President and President, Latin America and EMEA
Sanjay Goel	55	Executive Vice President and President, Asia-Pacific
Steven O. Vondran	52	Executive Vice President and President, U.S. Tower Division

Thomas A. Bartlett is our President and Chief Executive Officer. Mr. Bartlett joined us in April 2009 as Executive Vice President and Chief Financial Officer and served in that role until March 2020 when he was appointed to his current position. Mr. Bartlett served as our Treasurer from February 2012 to December 2013, and again from July 2017 to August 2018. Prior to joining us, Mr. Bartlett served as Senior Vice President and Corporate Controller with Verizon Communications. During his 25-year career with Verizon Communications and its predecessor companies and affiliates, he served in numerous operations and business development roles, including as President and Chief Executive Officer of Bell Atlantic International Wireless from 1995 through 2000, where he was responsible for wireless activities in certain regions of North America, Latin America, Europe and Asia. In addition, Mr. Bartlett served as CEO of Iusacell, a publicly traded, nationwide cellular company in Mexico, CEO of Verizon's Global Solutions Inc., a global connectivity business providing lit and dark fiber services primarily to global enterprises, and as an Area President for Verizon’s U.S. wireless business, where he was responsible for all operational aspects of the business in the Northeast and Mid-Atlantic states. He began his career at Deloitte, Haskins & Sells. Mr. Bartlett is a member of the World Economic Forum’s Information and Communications Technologies (ICT) Board of Governors, the National Association of Real Estate Investment Trust (NAREIT) Executive Committee and the Business Roundtable. He currently sits on the Samaritans advisory council, is on the Board of Advisors of the Rutgers Business School and is on the Massachusetts Institute of Technology Presidential CEO Advisory Board. He earned an M.B.A. from Rutgers University and a Bachelor of Science degree in Industrial Engineering from Lehigh University.
Rodney M. Smith is our Executive Vice President, Chief Financial Officer and Treasurer. Mr. Smith joined us in October 2009, and previously held the roles of Senior Vice President, Corporate Finance and Treasurer and Senior Vice President and Chief Financial Officer of American Tower's U.S. Tower Division. Prior to joining us, Mr. Smith served as Executive Vice President, Chief Financial Officer and as a general Board Member of Lightower, a private equity backed wireless infrastructure company. Prior to Lightower, he served as Chief Financial Officer and Treasurer (and earlier as Vice President and Controller) for RoweCom, a publicly traded company with operations in eight countries. Early in his career, Mr. Smith held several leadership positions at Nextel Communications, including Director of Finance and General Manager of one of the Company's Northeast markets. Mr. Smith earned his M.B.A from Suffolk University, a Certificate of Accountancy from Bentley University and a Bachelor of Science in Finance from Merrimack College. He also serves as co-Executive Sponsor of American Tower’s employee resource group for women, WAATCH.
Edmund DiSanto is our Executive Vice President, Special Advisor and Counsel to the Chief Executive Officer. Prior to his current role, he served as our Executive Vice President, Chief Administrative Officer, General Counsel and Secretary for over 15 years. Prior to joining us in April 2007, Mr. DiSanto was with Pratt & Whitney, a unit of United Technologies Corporation. Mr. DiSanto started with United Technologies in 1989, where he first served as Assistant General Counsel of its Carrier subsidiary, then as corporate Executive Assistant to the Chairman and Chief Executive Officer of United Technologies. From 1997, he held various legal and business roles at its Pratt & Whitney unit, including Deputy General Counsel and most recently, Vice President, Global Service Partners, Business Development. Prior to joining United Technologies, Mr. DiSanto served in a number of legal and related positions at United Dominion Industries and New England Electric Systems. Mr. DiSanto earned a J.D. from Boston College Law School and a Bachelor of Science from Northeastern University. In 2013, Mr. DiSanto became a member of the Board of Directors of the Business Council for International Understanding. Mr. DiSanto also serves as the Strategic Officer for the Company at the World Economic Forum. In 2019, Mr. DiSanto was admitted to the bar of the United States Supreme Court and in 2020, Mr. DiSanto was named to the Board of the U.S.-India Business Council.
Ruth T. Dowling is our Executive Vice President, Chief Administrative Officer, General Counsel and Secretary. She is also a member of the Board of Directors for ATC Europe and CoreSite. Since joining us in 2011, Ms. Dowling has served as Senior

Vice President, Corporate Legal, and, most recently, as Senior Vice President and General Counsel for the EMEA and Latin America regions. In addition, she led American Tower’s Global Remobilization Project Team to care for the safety and well-being of employees during the pandemic. Prior to joining American Tower, Ms. Dowling was a partner and co-chair of the 150-member litigation department at Edwards Angell Palmer & Dodge LLP and clerked for the Honorable Fred I. Parker of the United States Second Circuit Court of Appeals. Ms. Dowling earned her law degree from Duke University School of Law and a Bachelor of Arts from the University of North Carolina Chapel Hill. She also serves as co-Executive Sponsor of American Tower’s employee resource group for women, WAATCH.
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
The information under “Compensation and Other Information Concerning Directors and Officers” from the Definitive Proxy Statement, except as to information required pursuant to Item 402(v) of SEC Regulation S-K relating to pay versus performance, is incorporated herein by reference.

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

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.

2.1	Agreement and Plan of Merger by and between American Tower Corporation and American Tower REIT, Inc., dated as of August 24, 2011	8-K	001-14195	August 25, 2011	2.1

2.2	Agreement and Plan of Merger, dated November 14, 2021, by and among the Company, American Tower Investments LLC, Appleseed Holdco LLC, Appleseed Merger Sub LLC, Appleseed OP Merger Sub LLC, CoreSite and CoreSite, L.P.	8-K	001-14195	November 15, 2021	2.1

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.1

3.2	Certificate of Merger, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.2

3.3	Amended and Restated By-Laws of the Company, effective as of February 12, 2016	8-K	001-14195	February 16, 2016	3.1

3.4	Certificate of Designations of the 5.25% Mandatory Convertible Preferred Stock, Series A, of the Company as filed with the Secretary of State of the State of Delaware, effective as of May 12, 2014	8-K	001-14195	May 12, 2014	3.1

3.5	Certificate of Designations of the 5.50% Mandatory Convertible Preferred Stock, Series B, of the Company as filed with the Secretary of State of the State of Delaware, effective as of March 3, 2015	8-K	001-14195	March 3, 2015	3.1

4.1	Indenture dated as of May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee	S-3ASR	333-166805	May 13, 2010	4.3

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
4.2	Supplemental Indenture No. 4, dated as of December 30, 2011, to Indenture dated as of May 13, 2010, by and among, the Company, American Tower REIT, Inc. and The Bank of New York Mellon Trust Company N.A., as Trustee	8-K	001-14195	January 3, 2012	4.6

4.3	Supplemental Indenture No. 6, dated as of January 8, 2013, to Indenture dated as of May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee, for the 3.50% Senior Notes due 2023	8-K	001-14195	January 8, 2013	4.1

4.4	Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee	S-3ASR	333-188812	May 23, 2013	4.12

4.5	Supplemental Indenture No. 1, dated as of August 19, 2013, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 5.00% Senior Notes due 2024	8-K	001-14195	August 19, 2013	4.1

4.6	Supplemental Indenture No. 3, dated as of May 7, 2015, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 4.000% Senior Notes due 2025	8-K	001-14195	May 7, 2015	4.1

4.7	Supplemental Indenture No. 4, dated as of January 12, 2016, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 4.400% Senior Notes due 2026	8-K	001-14195	January 12, 2016	4.1

4.8	Supplemental Indenture No. 5, dated as of May 13, 2016, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.375% Senior Notes due 2026	8-K	001-14195	May 13, 2016	4.1

4.9	Supplemental Indenture No. 6, dated as of September 30, 2016, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.125% Senior Notes due 2027	8-K	001-14195	September 30, 2016	4.1

4.10	Supplemental Indenture No. 7, dated as of April 6, 2017, to Indenture dated as of May 23, 2013, by and among the Company, U.S. Bank National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 1.375% Senior Notes due 2025	8-K	001-14195	April 6, 2017	4.1

4.11	Supplemental Indenture No. 8, dated as of June 30, 2017, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.55% Senior Notes due 2027	8-K	001-14195	June 30, 2017	4.1

4.12	Supplemental Indenture No. 9, dated as of December 8, 2017, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.000% Senior Notes due 2023 and the 3.600% Senior Notes due 2028	8-K	001-14195	December 8, 2017	4.1

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
4.13	Supplemental Indenture No. 10, dated as of May 22, 2018, to Indenture dated as of May 23, 2013, by and among the Company and U.S. Bank National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 1.950% Senior Notes due 2026	8-K	001-14195	May 22, 2018	4.1

4.14	Supplemental Indenture No. 11, dated as of March 15, 2019, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.375% Senior Notes due 2024 and the 3.950% Senior Notes due 2029	8-K	001-14195	March 15, 2019	4.1

4.15	Indenture dated as of June 4, 2019, by and between the Company and U.S. Bank National Association, as Trustee	S-3ASR	333-231931	June 4, 2019	4.22

4.16	Supplemental Indenture No. 1, dated as of June 13, 2019, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 2.950% Senior Notes due 2025 and the 3.800% Senior Notes due 2029	8-K	001-14195	June 13, 2019	4.1

4.17	Supplemental Indenture No. 2, dated as of October 3, 2019, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 2.750% Senior Notes due 2027 and the 3.700% Senior Notes due 2049	8-K	001-14195	October 3, 2019	4.1

4.18	Supplemental Indenture No. 3, dated as of January 10, 2020, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 2.400% Senior Notes due 2025 and the 2.900% Senior Notes due 2030	8-K	001-14195	January 10, 2020	4.1

4.19	Supplemental Indenture No. 4, dated as of June 3, 2020, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 1.300% Senior Notes due 2025, the 2.100% Senior Notes due 2030 and the 3.100% Senior Notes due 2050	8-K	001-14195	June 3, 2020	4.1

4.20	Supplemental Indenture No. 5, dated as of September 10, 2020, to Indenture dated as of June 4, 2019, by and among the Company, U.S. Bank National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 0.500% Senior Notes due 2028 and the 1.000% Senior Notes due 2032	8-K	001-14195	September 10, 2020	4.1

4.21	Supplemental Indenture No. 6, dated as of September 28, 2020, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 1.875% Senior Notes due 2030	8-K	001-14195	September 28, 2020	4.1

4.22	Supplemental Indenture No. 7, dated as of November 20, 2020, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 0.600% Senior Notes due 2024, the 1.500% Senior Notes due 2028 and the 2.950% Senior Notes due 2051	8-K	001-14195	November 20, 2020	4.1

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
4.23	Supplemental Indenture No. 8, dated as of March 29, 2021, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 1.600% Senior Notes due 2026 and the 2.700% Senior Notes due 2031	8-K	001-14195	March 29, 2021	4.1

4.24	Supplemental Indenture No. 9, dated as of May 21, 2021, to Indenture dated as of June 4, 2019, by and among the Company, U.S. Bank National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 0.450% Senior Notes due 2027, the 0.875% Senior Notes due 2029 and the 1.250% Senior Notes due 2033	8-K	001-14195	May 21, 2021	4.1

4.25	Supplemental Indenture No. 10, dated as of September 27, 2021, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 1.450% Senior Notes due 2026 and the 2.300% Senior Notes due 2031	8-K	001-14195	September 27, 2021	4.1

4.26	Supplemental Indenture No. 11, dated as of October 5, 2021, to Indenture dated as of June 4, 2019, by and among the Company, U.S. Bank National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 0.400% Senior Notes due 2027 and the 0.950% Senior Notes due 2030	8-K	001-14195	October 5, 2021	4.1

4.27	Supplemental Indenture No. 12, dated as of April 1, 2022, by and between American Tower Corporation and U.S. Bank Trust Company, National Association, as Trustee, for the 3.650% Senior Notes due 2027 and the 4.050% Senior Notes due 2032	8-K	001-14195	April 1, 2022	4.1

4.28	Indenture dated as of June 1, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee	S-3ASR	333-265348	June 1, 2022	4.32

4.29	Third Amended and Restated Indenture, dated May 29, 2015, by and between GTP Acquisition Partners I, LLC, ACC Tower Sub, LLC, DCS Tower Sub, LLC, GTP South Acquisitions II, LLC, GTP Acquisition Partners II, LLC, GTP Acquisition Partners, III, LLC, GTP Infrastructure I, LLC, GTP Infrastructure II, LLC, GTP Infrastructure III, LLC, GTP Towers VIII, LLC, GTP Towers I, LLC, GTP Towers II, LLC, GTP Towers IV, LLC, GTP Towers V, LLC, GTP Towers VII, LLC, GTP Towers IX, LLC, PCS Structures Towers, LLC and GTP TRS I LLC, as Obligors, and The Bank of New York Mellon, as Trustee	10-Q	001-14195	July 29, 2015	4.2

4.30	Series 2015-2 Supplement, dated May 29, 2015, to the Third Amended and Restated Indenture dated May 29, 2015	10-Q	001-14195	July 29, 2015	4.4

4.31	Description of Registrant’s Securities	Filed herewith as Exhibit 4.31	—	—	—

10.1	American Tower Corporation 2000 Employee Stock Purchase Plan, as amended and restated	10-Q	001-14195	October 28, 2021	10.1

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
10.2*	American Tower Corporation 2007 Equity Incentive Plan	DEF 14A	001-14195	March 22, 2017	Annex A

10.3*	Amendment to American Tower Corporation 2007 Equity Incentive Plan	8-K	001-14195	March 14, 2017	10.1

10.4*	Form of Restricted Stock Unit Agreement (U.S. Employee/ Non-Employee Director) (For grants made beginning March 1, 2019) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-K	001-14195	February 27, 2019	10.10

10.5*	Form of Restricted Stock Unit Agreement (Non-U.S. Employee) (For grants made beginning March 1, 2019) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-K	001-14195	February 27, 2019	10.11

10.6*	Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (U.S. Employee) (For grants made March 11, 2019 - April 10, 2020) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-K	001-14195	February 27, 2019	10.14

10.7*	Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (U.S. Employee) (For grants made beginning April 11, 2020) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	8-K/A	001-14195	April 16, 2020	10.1

10.8*	Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (Non-U.S. Employee) (For grants made beginning June 1, 2021) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-Q	001-14195	July 29, 2021	10.1

10.9*	Form of Restricted Stock Unit Agreement (Non-Employee Director) (For grants made beginning December 5, 2022) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	Filed herewith as Exhibit 10.9	—	—	—

10.10	Second Amended and Restated Loan and Security Agreement, dated as of March 29, 2018, by and between American Tower Asset Sub, LLC and American Tower Assets Sub II, LLC, as Borrowers, and U.S. Bank National Association, as Trustee for American Tower Trust I, as Lender	10-Q	001-14195	May 2, 2018	10.2

10.11	First Amended and Restated Management Agreement, dated as of March 15, 2013, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Owners, and SpectraSite Communications, LLC, as Manager	10-Q	001-14195	May 1, 2013	10.2

10.12	Second Amended and Restated Trust and Servicing Agreement, dated as of March 29, 2018, by and among American Tower Depositor Sub, LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, and U.S. Bank National Association, as Trustee	10-Q	001-14195	May 2, 2018	10.3

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
10.13	Second Amended and Restated Cash Management Agreement, dated as of March 29, 2018, by and among American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, and U.S. Bank National Association, as Trustee for American Tower Trust I Secured Tower Revenue Securities, as Lender, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, U.S. Bank National Association, as Agent, and SpectraSite Communications, LLC, as Manager	10-Q	001-14195	May 2, 2018	10.4

10.14	Agreement to Sublease by and among ALLTEL Communications, Inc. the ALLTEL entities and American Towers, Inc. and American Tower Corporation, dated December 19, 2000	10-K	001-14195	April 2, 2001	2.2

10.15	Lease and Sublease, dated as of December 14, 2000, by and among SBC Tower Holdings LLC, Southern Towers, Inc., SBC Wireless, LLC and SpectraSite Holdings, Inc.	SpectraSite Holdings, Inc. Quarterly Report on Form 10-Q	000-27217	May 11, 2001	10.2

10.16**	Amendment to Lease and Sublease, dated September 30, 2008, by and between SpectraSite, LLC, American Tower Asset Sub II, LLC, SBC Wireless, LLC and SBC Tower Holdings LLC	10-Q	001-14195	May 8, 2009	10.7

10.17*	Summary Compensation Information for Current Named Executive Officers	8-K	001-14195	March 1, 2022	Item 5.02(e)

10.18	Form of Waiver and Termination Agreement	8-K	001-14195	March 5, 2009	10.4

10.19*	American Tower Corporation Severance Plan, as amended	10-K	001-14195	March 1, 2010	10.35

10.20*	American Tower Corporation Severance Plan, Program for Executive Vice Presidents and Chief Executive Officer, as amended	10-K	001-14195	March 1, 2010	10.36

10.21*	Letter Agreement, dated as of October 2, 2022, by and between the Company and Ruth T. Dowling	Filed herewith as Exhibit 10.21	—	—	—

10.22
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
		10-K	001-14195	February 25, 2021	10.45

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
10.23	First Amendment to 3-Year Term Loan Agreement, dated as of December 8, 2021, among the Company, as Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders under the Company’s 3-Year Term Loan Agreement, dated as of February 10, 2021	10-K	001-14195	February 25, 2022	10.28

10.24
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
		10-K	001-14195	February 25, 2022	10.29

10.25
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
		10-K	001-14195	February 25, 2022	10.30

10.26
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
		10-K	001-14195	February 25, 2022	10.31

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
10.27
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
		10-K	001-14195	February 25, 2022	10.33

10.28	Master Agreement, dated as of February 5, 2015, among the Company and Verizon Communications Inc.	10-K	001-14195	February 24, 2015	10.45

10.29	Master Prepaid Lease, dated as of March 27, 2015, among certain subsidiaries of the Company and Verizon Communications Inc.	10-Q	001-14195	April 30, 2015	10.8

10.30	Sale Site Master Lease Agreement, dated as of March 27, 2015, among certain subsidiaries of the Company, Verizon Communications Inc. and certain of its subsidiaries	10-Q	001-14195	April 30, 2015	10.9

10.31	MPL Site Master Lease Agreement, dated as of March 27, 2015, among Verizon Communications Inc. and certain of its subsidiaries and ATC Sequoia LLC	10-Q	001-14195	April 30, 2015	10.10

10.32	Management Agreement, dated as of March 27, 2015, among Verizon Communications Inc., and certain of its subsidiaries and ATC Sequoia LLC	10-Q	001-14195	April 30, 2015	10.11

10.33	Agreement For the Sale and Purchase of the Towers Europe Division of Telxius Telecom, S.A., dated as of January 13, 2021, between Telxius Telecom, S.A. and American Tower International, Inc.	10-K	001-14195	February 25, 2021	10.41

10.34	Agreement For the Sale and Purchase of the Towers LatAm Division of Telxius Telecom, S.A., dated as of January 13, 2021, between Telxius Telecom, S.A. and American Tower International, Inc.	10-K	001-14195	February 25, 2021	10.42

21	Subsidiaries of the Company	Filed herewith as Exhibit 21	—	—	—

23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP	Filed herewith as Exhibit 23	—	—	—

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1	—	—	—

Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2	—	—	—

32	Certifications filed pursuant to 18. U.S.C. Section 1350	Filed herewith as Exhibit 32	—	—	—

101	The following materials from American Tower Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): 101.SCH—Inline XBRL Taxonomy Extension Schema Document 101.CAL—Inline XBRL Taxonomy Extension Calculation Linkbase Document 101.LAB—Inline XBRL Taxonomy Extension Label Linkbase Document 101.PRE—Inline XBRL Taxonomy Extension Presentation Linkbase Document 101.DEF—Inline XBRL Taxonomy Extension Definition	Filed herewith as Exhibit 101	—	—	—

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	—

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(a)(3).

**	The exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of the exhibit have been omitted and are marked by an asterisk.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of February, 2023.

AMERICAN TOWER CORPORATION

By:	/S/ THOMAS A. BARTLETT
Thomas A. Bartlett President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS A. BARTLETT	President and Chief Executive Officer (Principal Executive Officer), Director	February 23, 2023
Thomas A. Bartlett

/S/ RODNEY M. SMITH	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 23, 2023
Rodney M. Smith

/S/ ROBERT J. MEYER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2023
Robert J. Meyer

/S/ KELLY C. CHAMBLISS	Director	February 23, 2023
Kelly C. Chambliss

/S/ TERESA H. CLARKE	Director	February 23, 2023
Teresa H. Clarke

/S/ RAYMOND P. DOLAN	Director	February 23, 2023
Raymond P. Dolan

/S/ KENNETH R. FRANK	Director	February 23, 2023
Kenneth R. Frank

/S/ ROBERT D. HORMATS	Director	February 23, 2023
Robert D. Hormats

/S/ GRACE D. LIEBLEIN	Director	February 23, 2023
Grace D. Lieblein

/S/ CRAIG MACNAB	Director	February 23, 2023
Craig Macnab

/S/ JOANN A. REED	Director	February 23, 2023
JoAnn A. Reed

/S/ PAMELA D. A. REEVE	Chair of the Board, Director	February 23, 2023
Pamela D. A. Reeve

/S/ DAVID E. SHARBUTT	Director	February 23, 2023
David E. Sharbutt

/S/ BRUCE L. TANNER	Director	February 23, 2023
Bruce L. Tanner

/S/ SAMME L. THOMPSON	Director	February 23, 2023
Samme L. Thompson

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of American Tower Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition for Significant Contract Modifications - Refer to Notes 1 and 4 to the financial statements.
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
How the Critical Audit Matter Was Addressed in the Audit
Our principal audit procedures related to the Company’s amended master lease agreement with the major customer included the following:
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
◦Tested the completeness and accuracy of leases subject to the master lease agreement.
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
Recoverability of goodwill and long-lived assets – India Reporting Unit - Refer to Notes 1, 3, 5, 16, and 22 to the financial statements.
Critical Audit Matter Description
The Company reviews goodwill for impairment at least annually or whenever events or circumstances indicate the carrying value of an asset may not be recoverable. Additionally, the Company reviews other long-lived assets to be held and used and which are subject to depreciation or amortization, such as property and equipment, tenant-related intangible assets, network location intangible assets, and right-of-use assets on operating leases for impairment whenever events, changes in circumstances or other evidence indicate that the carrying amount of the Company’s assets may not be recoverable. The Company's evaluation of recovery of goodwill involves the comparison of the carrying amount of a reporting unit inclusive of allocated goodwill to the fair value of the applicable reporting unit. The Company’s evaluation of the recovery of long-lived assets, involves a comparison of the carrying amount of the long-lived asset to the future undiscounted cash flows expected to be generated by the asset.
If these assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined using forecasted cash flows discounted using an estimated weighted average cost of capital. As of December 31, 2022, the India reporting unit had goodwill of approximately $881.6 million. As the fair value of the India reporting unit exceeded its’ carrying amount as of December 31, 2022, the Company determined that its related goodwill was not impaired. Other long-lived assets to be held and used in India at December 31, 2022 consisted of property and equipment, tenant-related intangible assets, network location intangible assets, and right of use assets of approximately $924.4 million, $379.5 million, $266.7 million and $668.9 million, respectively, after impairments were recorded during the year then ended of $58.6 million, $411.6 million, $38.4 million and $0.0 million, respectively.

We identified the evaluation of the recovery of goodwill and long-lived assets held in the Company’s India reporting unit, along with any related impairments, as a critical audit matter due to the significant judgments made by management to estimate the timing and amount of cash flows and related estimated fair values used in the impairment analyses. There was a high degree of auditor judgment in evaluating management's assumptions and estimates related to future tenant retention rates (specifically, a high degree of subjective auditor judgment was required to evaluate future revenues related to variability in receipts from a significant tenant in India), revenue growth rates, margin projections, the timing of future cash flows, the discount rate used and the determination of market multiples for the India reporting unit and related long-lived assets.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the assumptions and estimates of future tenant retention rates, revenue growth rates, and margin projections used to estimate the timing and extent of future cash flows, and the discount rate and the determination of market multiples used by management to estimate fair value, included the following, among others:
•We tested the effectiveness of internal controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the India reporting unit.
•We tested the effectiveness of internal controls over management’s long-lived asset impairment evaluation.
•We evaluated management’s ability to forecast future tenant retention rates, revenue growth rates, margin projections and timing of future cash flows by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s use of tenant retention rates, growth rates, margin projections and timing of future cash flows by comparing the forecasts to:
◦Historical results.
◦Internal communications to management and the Board of Directors.
◦Forecasted information included in analyst and industry reports for the Company and certain of its peer companies.

/s/ Deloitte & Touche
Boston, Massachusetts
February 23, 2023
We have served as the Company’s auditor since 1997.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,028.4	$1,949.9
Restricted cash	112.3	393.4
Accounts receivable, net	758.3	728.9
Prepaid and other current assets	723.3	657.2
Total current assets	3,622.3	3,729.4
PROPERTY AND EQUIPMENT, net	19,998.3	19,784.0
GOODWILL	12,956.7	13,350.1
OTHER INTANGIBLE ASSETS, net	17,983.3	20,727.2
DEFERRED TAX ASSET	129.2	131.6
DEFERRED RENT ASSET	3,039.1	2,539.6
RIGHT-OF-USE ASSET	8,918.9	9,225.1
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	546.7	400.9
TOTAL	$67,194.5	$69,887.9
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$218.6	$272.4
Accrued expenses	1,344.2	1,412.8
Distributions payable	745.3	642.1
Accrued interest	261.0	254.7
Current portion of operating lease liability	788.9	712.6
Current portion of long-term obligations	4,514.2	4,568.7
Unearned revenue	439.7	1,204.0
Total current liabilities	8,311.9	9,067.3
LONG-TERM OBLIGATIONS	34,156.0	38,685.5
OPERATING LEASE LIABILITY	7,591.9	8,041.8
ASSET RETIREMENT OBLIGATIONS	2,047.4	2,003.0
DEFERRED TAX LIABILITY	1,492.0	1,830.9
OTHER NON-CURRENT LIABILITIES	1,186.8	1,189.8
Total liabilities	54,786.0	60,818.3
COMMITMENTS AND CONTINGENCIES
EQUITY (shares in thousands):
Common stock: $0.01 par value; 1,000,000 shares authorized; 476,623 and 466,687 shares issued; and 465,619 and 455,772 shares outstanding, respectively	4.8	4.7
Additional paid-in capital	14,689.0	12,240.2
Distributions in excess of earnings	(2,101.9)	(1,142.4)
Accumulated other comprehensive loss	(5,718.3)	(4,738.9)
Treasury stock (11,004 and 10,915 shares at cost, respectively)	(1,301.2)	(1,282.4)
Total American Tower Corporation equity	5,572.4	5,081.2
Noncontrolling interests	6,836.1	3,988.4
Total equity	12,408.5	9,069.6
TOTAL	$67,194.5	$69,887.9
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
REVENUES:
Property	$10,470.0	$9,109.6	$7,953.6
Services	241.1	247.3	87.9
Total operating revenues	10,711.1	9,356.9	8,041.5
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property	3,156.4	2,585.3	2,189.6
Services	107.4	96.7	37.6
Depreciation, amortization and accretion	3,355.1	2,332.6	1,882.3
Selling, general, administrative and development expense	972.3	811.6	778.7
Other operating expenses	767.6	398.7	265.8
Total operating expenses	8,358.8	6,224.9	5,154.0
OPERATING INCOME	2,352.3	3,132.0	2,887.5
OTHER INCOME (EXPENSE):
Interest income	71.6	40.4	39.7
Interest expense	(1,136.5)	(870.9)	(793.5)
Loss on retirement of long-term obligations	(0.4)	(38.2)	(71.8)
Other income (expense) (including foreign currency gains (losses) of $449.4, $557.9, and $(216.4) respectively)	433.7	566.1	(240.8)
Total other expense	(631.6)	(302.6)	(1,066.4)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,720.7	2,829.4	1,821.1
Income tax provision	(24.0)	(261.8)	(129.6)
NET INCOME	1,696.7	2,567.6	1,691.5
Net loss (income) attributable to noncontrolling interests	69.1	0.1	(0.9)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$1,765.8	$2,567.7	$1,690.6
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$3.83	$5.69	$3.81
Diluted net income attributable to American Tower Corporation common stockholders	$3.82	$5.66	$3.79
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	461,519	451,498	443,640
DILUTED	462,750	453,294	446,104
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2022	2021	2020
Net income	$1,696.7	$2,567.6	$1,691.5
Other comprehensive (loss) income:
Changes in fair value of cash flow hedges, each net of tax expense of $0	—	(0.0)	(0.2)
Reclassification of unrealized losses on cash flow hedges to net income, each net of tax expense of $0	—	0.1	0.3
Foreign currency translation adjustments, net of tax (benefit) expense of $(0.8), $(0.0), and $0.0, respectively.	(1,165.0)	(1,150.2)	(701.5)
Other comprehensive loss	(1,165.0)	(1,150.1)	(701.4)
Comprehensive income	531.7	1,417.5	990.1
Comprehensive loss (income) attributable to noncontrolling interests	254.7	169.6	(26.1)
Allocation of accumulated other comprehensive income (loss) resulting from purchases of noncontrolling interest and redeemable noncontrolling interests	—	1.1	(209.2)
Comprehensive income attributable to American Tower Corporation stockholders	$786.4	$1,588.2	$754.8

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2020	453,541	$4.5	(10,651)	$(1,226.4)	$10,117.7	$(2,823.6)	$(1,016.8)	$435.0	$5,490.4
Stock-based compensation related activity	1,633	0.1	—	—	133.4	—	—	—	133.5
Issuance of common stock—stock purchase plan	71	0.0	—	—	13.4	—	—	—	13.4
Treasury stock activity	—	—	(264)	(56.0)	—	—	—	—	(56.0)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(0.2)	—	—	(0.2)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	0.3	—	—	0.3
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(726.7)	—	40.5	(686.2)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(8.9)	(8.9)
Purchases of redeemable noncontrolling interests	—	—	—	—	209.2	(209.2)	—	—	—
Common stock distributions declared	—	—	—	—	—	—	(2,016.8)	—	(2,016.8)
Net income	—	—	—	—	—	—	1,690.6	8.3	1,698.9
BALANCE, DECEMBER 31, 2020	455,245	$4.6	(10,915)	$(1,282.4)	$10,473.7	$(3,759.4)	$(1,343.0)	$474.9	$4,568.4
Stock-based compensation related activity (1)	1,448	0.0	—	—	167.9	—	—	—	167.9
Issuance of common stock—stock purchase plan	68	0.0	—	—	14.3	—	—	—	14.3
Issuance of common stock	9,900	0.1	—	—	2,361.7	—	—	—	2,361.8
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(0.0)	—	—	(0.0)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	0.1	—	—	0.1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(980.7)	—	(163.4)	(1,144.1)
Adjustment to noncontrolling interest	—	—	—	—	(648.4)	47.4	—	601.0	—
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	3,078.2	3,078.2
Distributions to noncontrolling interest holders	—	—	—	—	(214.9)	—	—	(3.1)	(218.0)
Redemption of noncontrolling interest	26	0.0	—	—	1.7	—	—	(1.7)	—
Purchases of redeemable noncontrolling interests	—	—	—	—	84.2	(46.3)	—	—	37.9
Purchase of noncontrolling interest	—	—	—	—	—	—	—	10.2	10.2
Common stock distributions declared	—	—	—	—	—	—	(2,367.1)	—	(2,367.1)
Net income (loss)	—	—	—	—	—	—	2,567.7	(7.7)	2,560.0
BALANCE, DECEMBER 31, 2021	466,687	$4.7	(10,915)	$(1,282.4)	$12,240.2	$(4,738.9)	$(1,142.4)	$3,988.4	$9,069.6
Stock-based compensation related activity	676	0.0	—	—	141.9	—	—	—	141.9
Issuance of common stock—stock purchase plan	75	0.0	—	—	15.3	—	—	—	15.3
Issuance of common stock	9,185	0.1	—	—	2,291.6	—	—	—	2,291.7
Treasury stock activity	—	—	(89)	(18.8)	—	—	—	—	(18.8)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(979.4)	—	(185.6)	(1,165.0)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	3,125.4	3,125.4
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(23.0)	(23.0)
Common stock distributions declared	—	—	—	—	—	—	(2,725.3)	—	(2,725.3)
Net income (loss)	—	—	—	—	—	—	1,765.8	(69.1)	1,696.7
BALANCE, DECEMBER 31, 2022	476,623	$4.8	(11,004)	$(1,301.2)	$14,689.0	$(5,718.3)	$(2,101.9)	$6,836.1	$12,408.5
_______________
(1)    For the year ended December 31, 2021, Additional-Paid in Capital includes $17.1 million related to the CoreSite Replacement Awards (as described in note 6).

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in millions)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,696.7	$2,567.6	$1,691.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	3,355.1	2,332.6	1,882.3
Stock-based compensation expense	169.3	119.5	120.8
Loss on investments, unrealized foreign currency (gain) loss and other non-cash expense	(401.2)	(535.2)	299.6
Impairments, net loss on sale of long-lived assets, non-cash restructuring and merger related expenses	684.3	196.4	239.5
Loss on early retirement of long-term obligations	0.4	38.2	71.8
Amortization of deferred financing costs, debt discounts and premiums and other non-cash interest	47.5	39.9	32.9
Deferred income taxes	(236.7)	(41.2)	(22.5)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(78.6)	(191.7)	(175.5)
Prepaid and other assets	(196.1)	(33.2)	84.4
Deferred rent asset	(499.8)	(465.6)	(322.0)
Right-of-use asset and Operating lease liability, net	(9.3)	(32.7)	(10.9)
Accounts payable and accrued expenses	(48.2)	33.2	(69.2)
Accrued interest	6.6	42.9	(1.8)
Unearned revenue	(818.9)	743.8	60.7
Other non-current liabilities	25.1	5.4	(0.2)
Cash provided by operating activities	3,696.2	4,819.9	3,881.4
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(1,873.6)	(1,376.7)	(1,031.7)
Payments for acquisitions, net of cash acquired	(549.0)	(19,303.9)	(3,799.1)
Proceeds from sales of short-term investments and other non-current assets	19.6	14.3	19.6
Payment for investments in equity securities	—	(25.0)	—
Deposits and other	47.8	(0.9)	26.6
Cash used for investing activities	(2,355.2)	(20,692.2)	(4,784.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	28.8	—	—
Borrowings under credit facilities	4,190.0	12,856.9	8,230.4
Proceeds from issuance of senior notes, net	1,293.6	6,761.6	7,925.1
Proceeds from term loans	—	7,347.0	1,940.0
Repayments of notes payable, credit facilities, senior notes, secured debt, short-term borrowings, term loans and finance leases	(9,625.5)	(13,178.1)	(13,875.4)
Contributions from noncontrolling interest holders	3,120.8	3,078.2	—
Distributions to noncontrolling interest holders	(10.9)	(223.2)	(12.3)
Purchases of common stock	(18.8)	—	(56.0)
Proceeds from stock options and employee stock purchase plan	32.4	96.8	98.1
Distributions paid on common stock	(2,630.4)	(2,271.0)	(1,928.2)
Proceeds from the issuance of common stock, net	2,291.7	2,361.8	—
Payment for early retirement of long-term obligations	—	(74.0)	(68.2)
Deferred financing costs and other financing activities	(94.9)	(155.8)	(176.5)
Purchases of redeemable noncontrolling interests	—	(175.7)	(861.7)
Cash (used for) provided by financing activities	(1,423.2)	16,424.5	1,215.3
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(120.4)	(70.3)	(28.7)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	(202.6)	481.9	283.4
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	2,343.3	1,861.4	1,578.0
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$2,140.7	$2,343.3	$1,861.4
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business—American Tower Corporation (together with its subsidiaries, “ATC” or the “Company”) is one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. The Company’s primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. The Company refers to this business as its property operations. Additionally, the Company offers tower-related services in the United States, which the Company refers to as its services operations. These services include site application, zoning and permitting (“AZP”), structural analysis and construction management, which primarily support the Company’s site leasing business, including the addition of new tenants and equipment on its sites. The Company’s customers include its tenants, licensees and other payers.
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
The use of TRSs enables the Company to continue to engage in certain businesses and jurisdictions while complying with REIT qualification requirements. The Company may, from time to time, change the election of previously designated TRSs to be included as part of the REIT. As of December 31, 2022, the Company’s REIT-qualified businesses included its U.S. tower leasing business, a majority of its U.S. indoor DAS networks business, its Services and Data Centers segments, as well as most of its operations in Canada, Costa Rica, France, Germany, Ghana, Kenya, Mexico, Nigeria, South Africa and Uganda.
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
As of December 31, 2022, the Company holds (i) a 52% controlling interest in subsidiaries whose holdings consist of the Company’s operations in France, Germany, Poland and Spain (such subsidiaries collectively, “ATC Europe”) (Allianz and CDPQ (each as defined in note 15) hold the noncontrolling interests), (ii) a 51% controlling interest in a joint venture whose holdings consist of the Company’s operations in Bangladesh (Confidence Tower Holdings Ltd. (“Confidence Group”) holds the noncontrolling interest) and (iii) a common equity interest of approximately 72% in the Company’s U.S. data center business (Stonepeak (as defined and further discussed in note 15) holds approximately 28% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity). As of December 31, 2022, ATC Europe holds an 87% and an 83% controlling interest in subsidiaries that consist of the Company’s operations in Germany and Spain, respectively (PGGM holds the noncontrolling interests). See note 15 for a discussion of changes to the Company’s noncontrolling interests during the years ended December 31, 2022 and 2021.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Reportable Segments—The Company reports its results in seven segments – U.S. & Canada property (which includes all assets in the United States and Canada, other than the Company’s data center facilities and related assets), Asia-Pacific property, Africa property, Europe property, Latin America property, Data Centers and Services, which are discussed further in note 20.
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
Accounts Receivable and Deferred Rent Asset—The Company derives the largest portion of its revenues and corresponding accounts receivable and the related deferred rent asset from a relatively small number of customers in the telecommunications industry, and 46% of its current-year revenues are derived from three customers.
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

	Year Ended December 31,
	2022	2021	2020
Balance as of January 1,	$355.9	$247.6	$163.3
Current year increases	168.2	130.9	105.6
Write-offs, recoveries and other	(85.4)	(22.6)	(21.3)
Balance as of December 31,	$438.7	$355.9	$247.6

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
The Company recorded the following net foreign currency (gains) losses:

	Year Ended December 31,
	2022	2021	2020
Foreign currency losses recorded in AOCL	$336.7	$466.5	$391.0
Foreign currency (gains) losses recorded in Other expense	(449.4)	(557.9)	216.4
Total foreign currency (gains) losses	$(112.7)	$(91.4)	$607.4
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
The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statements of cash flows is as follows:

	Year Ended December 31,
	2022	2021	2020
Cash and cash equivalents	$2,028.4	$1,949.9	$1,746.3
Restricted cash	112.3	393.4	115.1
Total cash, cash equivalents and restricted cash	$2,140.7	$2,343.3	$1,861.4
Restricted cash as of December 31, 2021 included advance payments from a customer.
Property and Equipment—Property and equipment is recorded at cost or, in the case of acquired properties, at estimated fair value on the date acquired. Cost for self-constructed sites includes direct materials and labor and certain indirect costs associated with construction of the site, such as transportation costs, employee benefits and payroll taxes. The Company begins the capitalization of costs during the pre-construction period, which is the period during which costs are incurred to evaluate the site, and continues to capitalize costs until the site is substantially completed and ready for occupancy by a customer. Labor and related costs capitalized for the years ended December 31, 2022, 2021 and 2020 were $65.2 million, $59.4 million and $51.1 million, respectively.
Expenditures for repairs and maintenance are expensed as incurred. Augmentation and improvements that extend an asset’s useful life or enhance capacity are capitalized.
Depreciation expense is recorded using the straight-line method over the assets’ estimated useful lives. Towers and assets on leased land are depreciated over the estimated useful life of the asset taking into consideration the term of the corresponding ground lease and residual value.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Goodwill is recorded in the applicable segment and assessed for impairment at the reporting unit level. The Company employs a discounted cash flow analysis when testing goodwill for impairment. The key assumptions utilized in the discounted cash flow analysis include current operating performance, terminal revenue growth rate, management’s expectations of future operating results and cash requirements, the current weighted average cost of capital and an expected tax rate. The Company compares the fair value of the reporting unit, as calculated under an income approach using future discounted cash flows, to the carrying amount of the applicable reporting unit. If the carrying amount exceeds the fair value, an impairment loss would be recognized for the amount of the excess. The loss recognized is limited to the total amount of goodwill allocated to that reporting unit.
During the years ended December 31, 2022, 2021 and 2020, no potential goodwill impairment was identified, as the fair value of each of the reporting units was in excess of its carrying amount.
Intangible assets that are separable from goodwill and are deemed to have a definite life are amortized over their useful lives, generally ranging from two to twenty years and are evaluated separately for impairment at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.
The Company reviews its network location intangible assets for indicators of impairment on an individual tower basis. Impairments primarily result from a site not having current tenant leases or from having expenses in excess of revenues. The Company monitors its tenant-related intangible assets on a tenant by tenant basis for indicators of impairment, such as high levels of turnover or attrition, the customer’s ability to meet its contractual obligations, non-renewal of a significant number of contracts or the cancellation or termination of a relationship. The Company assesses recoverability by determining whether the carrying amount of the related assets will be recovered primarily through projected undiscounted future cash flows. If the Company determines that the carrying amount of an asset may not be recoverable, the Company measures any impairment loss based on the projected future discounted cash flows to be provided from the asset or available market information relative to the asset’s fair value, as compared to the asset’s carrying amount. The Company records impairment charges, which are discussed in note 16, in Other operating expenses in the consolidated statements of operations in the period in which the Company identifies such impairment.
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
Other Comprehensive Income (Loss)—Other comprehensive income (loss) refers to items excluded from net income that are recorded as an adjustment to equity, net of tax. The Company’s other comprehensive income (loss) primarily consisted of changes in fair value of effective derivative cash flow hedges, foreign currency translation adjustments, reclassification of unrealized losses on effective derivative cash flow hedges and other items. The AOCL balance included accumulated foreign currency translation losses of $5.7 billion, $4.7 billion and $3.8 billion as of December 31, 2022, 2021 and 2020, respectively.
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
The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods. When determining the fair value of tangible assets acquired, the Company must estimate the cost to replace the asset with a new asset taking into consideration such factors as age, condition and the economic useful life and productive capacity of the asset. When determining the fair value of intangible assets acquired and liabilities assumed, the Company must estimate the timing and amount of future cash flows, including rate and terms of renewal and attrition, and apply the applicable discount rate.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Revenue—The Company’s revenue is derived from leasing the right to use its communications sites, the land on which the sites are located and the space in its data center facilities (the “lease component”) and from the reimbursement of costs incurred by the Company in operating the communications sites and data center facilities and supporting its customers’ equipment as well as other services and contractual rights (the “non-lease component”). Most of the Company’s revenue is derived from leasing arrangements and is accounted for as lease revenue unless the timing and pattern of revenue recognition of the non-lease component differs from the lease component. If the timing and pattern of the non-lease component revenue recognition differs from that of the lease component, the Company separately determines the stand-alone selling prices and pattern of revenue recognition for each performance obligation. Revenue related to DAS networks and fiber and other related assets results from agreements with customers that are generally not accounted for as leases.
The Company’s revenue from leasing arrangements, including fixed escalation clauses present in non-cancellable lease arrangements, is reported on a straight-line basis over the term of the respective leases when collectibility is probable. Escalation clauses tied to a consumer price index (“CPI”), or other inflation-based indices, and other incentives present in lease agreements with the Company’s tenants are excluded from the straight-line calculation. Total property straight-line revenues for the years ended December 31, 2022, 2021 and 2020 were $499.8 million, $465.6 million and $322.0 million, respectively.
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
Services revenue—The Company offers tower-related services in the United States. These services include AZP, structural analysis and construction management. There is a single performance obligation related to AZP and revenue is recognized over time based on milestones achieved, which are determined based on costs expected to be incurred. Structural analysis services may have more than one performance obligation, contingent upon the number of contracted services. Revenue is recognized at the point in time the services are completed.
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
Revenue is disaggregated by geography in a manner consistent with the Company’s business segments, which are discussed further in note 20. A summary of revenue disaggregated by source and geography is as follows:

Year Ended December 31, 2022	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$295.4	$14.3	$27.4	$16.3	$154.5	$106.0	$613.9
Services revenue	241.1	—	—	—	—	—	241.1
Total non-lease revenue	$536.5	$14.3	$27.4	$16.3	$154.5	$106.0	$855.0
Property lease revenue	4,710.9	1,062.7	1,165.1	719.4	1,537.4	660.6	9,856.1
Total revenue	$5,247.4	$1,077.0	$1,192.5	$735.7	$1,691.9	$766.6	$10,711.1

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

Year Ended December 31, 2021	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$291.9	$8.8	$24.4	$7.6	$135.9	$1.3	$469.9
Services revenue	247.3	—	—	—	—	—	247.3
Total non-lease revenue	$539.2	$8.8	$24.4	$7.6	$135.9	$1.3	$717.2
Property lease revenue	4,628.3	1,190.3	981.1	488.6	1,329.5	21.9	8,639.7
Total revenue	$5,167.5	$1,199.1	$1,005.5	$496.2	$1,465.4	$23.2	$9,356.9

Year Ended December 31, 2020	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Total
Non-lease property revenue	$258.4	$9.3	$13.8	$7.9	$118.4	$407.8
Services revenue	87.9	—	—	—	—	87.9
Total non-lease revenue	$346.3	$9.3	$13.8	$7.9	$118.4	$495.7
Property lease revenue	4,258.6	1,130.1	876.4	141.7	1,139.0	7,545.8
Total revenue	$4,604.9	$1,139.4	$890.2	$149.6	$1,257.4	$8,041.5

Information about non-lease receivables, contract assets and contract liabilities from contracts with customers is as follows:

	December 31, 2022	December 31, 2021
Accounts receivable	$96.9	$121.9
Prepaids and other current assets	39.9	42.6
Notes receivable and other non-current assets	27.1	25.9
Unearned revenue (1)	106.3	128.2
Other non-current liabilities (1)	321.6	372.0
_______________
(1)    Includes capital contributions related to DAS networks.
The Company records unearned revenue when payments are received from customers in advance of the completion of the Company’s performance obligations. Long-term unearned revenue is included in Other non-current liabilities.
During the year ended December 31, 2022, the Company recognized $135.3 million of revenue that was previously included in the contract liabilities balances, primarily arising from balances as of December 31, 2021.
The Company records unbilled receivables, which are included in Prepaids and other current assets, when it has completed a performance obligation prior to its ability to bill under the customer arrangement. Other contract assets are included in Notes receivable and other non-current assets. The Company recorded an immaterial change in unbilled receivables attributable to non-lease property revenue recognized during each of the years ended December 31, 2022 and 2021. The change in contract assets attributable to revenue recognized during the years ended December 31, 2022 and 2021 was $(0.3) million and $2.2 million, respectively.
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
The straight-line component of ground rent expense for the years ended December 31, 2022, 2021 and 2020 was $39.6 million, $52.7 million and $51.6 million, respectively.
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
The fair value of stock options is determined using the Black-Scholes option-pricing model and the fair value of RSUs and PSUs is based on the fair value of the Company’s common stock on the date of grant. The Company recognizes all stock-based compensation expense in Selling, general, administrative and development expense.
In connection with the vesting of restricted stock units, the Company withholds from issuance a number of shares of common stock to satisfy certain employee tax withholding obligations arising from such vesting. The shares withheld are considered constructively retired. The Company recognizes the fair value of the shares withheld in Additional paid-in capital on the consolidated balance sheets. As of December 31, 2022, the Company has withheld from issuance an aggregate of 2.8 million shares, including 0.2 million shares related to the vesting of restricted stock units during the year ended December 31, 2022.
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
Retirement Plan—The Company has a 401(k) plan covering nearly all eligible employees who meet certain age and employment requirements. For the years ended December 31, 2022, 2021 and 2020, the Company matched 100% of the first 5% of a participant's contributions. For the years ended December 31, 2022, 2021 and 2020, the Company contributed $16.9 million, $14.9 million and $13.2 million to the plan, respectively.

2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	As of
	December 31, 2022	December 31, 2021
Prepaid assets	$100.7	$94.5
Prepaid income tax	139.3	128.6
Unbilled receivables	283.8	269.6
Value added tax and other consumption tax receivables	83.6	83.9
Other miscellaneous current assets	115.9	80.6
Prepaid and other current assets	$723.3	$657.2
3.    PROPERTY AND EQUIPMENT
Property and equipment (including assets held under finance leases) consisted of the following:

	Estimated Useful Lives (years) (1)	As of
		December 31, 2022	December 31, 2021
Towers	Up to 20	$16,288.4	$15,899.3
Equipment (2)	3 - 20	4,409.6	4,102.9
Buildings and improvements	Up to 40	3,593.6	3,523.0
Land and improvements (3)	Up to 20	4,153.7	3,965.2
Construction-in-progress		1,431.9	913.2
Total		29,877.2	28,403.6
Less accumulated depreciation		(9,878.9)	(8,619.6)
Property and equipment, net		$19,998.3	$19,784.0
_______________
(1)    Assets on leased land are depreciated over the estimated useful life of the asset taking into consideration the corresponding ground lease term and residual value.
(2)    Includes fiber, DAS and data center related assets.
(3)    Estimated useful lives apply to improvements only.
Total depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $1,552.6 million, $1,036.2 million and $924.3 million, respectively. Depreciation expense includes amounts related to finance lease assets for the years ended December 31, 2022, 2021 and 2020 of $145.4 million, $146.8 million and $153.0 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Information about finance lease-related balances is as follows:

		As of December 31,
Finance leases:	Classification	2022	2021
Property and equipment	Towers	$2,742.2	$2,719.8
Accumulated depreciation		(1,464.5)	(1,355.3)
Property and equipment, net		$1,277.7	$1,364.5

Property and equipment	Buildings and improvements	$189.6	$179.0
Accumulated depreciation		(94.0)	(85.2)
Property and equipment, net		$95.6	$93.8

Property and equipment	Land	$129.3	$129.3

Property and equipment	Equipment	$80.1	$68.6
Accumulated depreciation		(25.6)	(25.0)
Property and equipment, net		$54.5	$43.6
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
As of December 31, 2022, the Company does not have any material related party leases as a lessor. To the extent there are any intercompany leases, these are eliminated in consolidation. The Company generally does not enter into sales-type leases or direct financing leases. The Company’s leases generally do not include any incentives for the lessee, however, if incentives are present, they are evaluated to determine proper treatment and, to the extent present, are recorded in Other current assets and

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Other non-current assets in the consolidated balance sheets and amortized over the corresponding lease term as a component of revenue. In addition, the Company’s leases do not include any lessee purchase options.
Historically, the Company has been able to successfully renew its applicable leases as needed to ensure continuation of its revenue. Accordingly, the Company assumes that it will have access to the communications infrastructure or ground space underlying its sites when calculating future minimum rental receipts through the end of the respective terms. Future minimum rental receipts expected under non-cancellable operating lease agreements as of December 31, 2022, were as follows:

Fiscal Year	Amount (1) (2)
2023	$7,658.4
2024	7,331.1
2025	6,904.3
2026	6,428.9
2027	6,284.1
Thereafter	27,746.0
Total	$62,352.8
_______________
(1)    Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
(2)    Balances represent contractual amounts owned with no adjustments made for expected collectibility.

Lessee—The Company enters into arrangements as a lessee primarily for ground space underneath its communications sites. These arrangements are typically long-term lease agreements with initial non-cancellable terms of approximately five to ten years with one or more automatic or exercisable renewal periods and specified increases in lease payments upon exercise of the renewal options. The Company typically exercises its ground lease renewal options in order to provide ongoing tenant space on or in its communications sites through the end of the tenant lease term. Escalation clauses present in operating leases, excluding those tied to CPI or other inflation-based indices, are recognized on a straight-line basis over the estimated lease term of the applicable lease as a component of rent expense. Additionally, the escalations tied to CPI or another inflation-based index are considered variable lease payments. In certain circumstances, the Company enters into revenue sharing arrangements with the ground space owner, which results in variability in lease payments. In most markets outside of the United States, in the event there are no tenants on the communications site, the Company generally has unilateral termination rights and in certain situations, the lease is structured to allow for termination by the Company with minimal or no penalties. Ground lease arrangements usually include annual escalations and do not contain any residual value guarantees or restrictions on dividends, other financial obligations or other similar terms. The Company has entered into certain transactions whereby at the end of a lease, sublease or similar arrangement, the Company has the option to purchase the corresponding communications sites. These transactions are further described in note 18.

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
The Company assesses its right-of-use asset and other lease-related assets for impairment, as described in note 1. During the years ended December 31, 2022, 2021 and 2020, the Company recorded $8.1 million, $3.3 million and $76.1 million, respectively, of impairment expense related to these assets.
As of December 31, 2022, the Company does not have any material related party leases as a lessee. The Company does not have any sale-leaseback arrangements as lessee and typically does not enter into leveraged leases.
The Company leases certain land, buildings, equipment and office space under operating leases and land and improvements, towers, equipment and vehicles under finance leases. As of December 31, 2022, operating lease assets were included in Right-of-use asset and finance lease assets were included in Property and equipment, net in the consolidated balance sheet.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Information about other lease-related balances is as follows:

	As of
	December 31, 2022	December 31, 2021
Operating leases:
Right-of-use asset	$8,918.9	$9,225.1

Current portion of lease liability	$788.9	$712.6
Lease liability	7,591.9	8,041.8
Total operating lease liability	$8,380.8	$8,754.4

Finance leases:
Current portion of lease liability	$4.7	$6.7
Lease liability	23.1	24.9
Total finance lease liability	$27.8	$31.6
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
The weighted-average remaining lease terms and incremental borrowing rates are as follows:

	As of
	December 31, 2022	December 31, 2021
Operating leases:
Weighted-average remaining lease term (years)	12.2	13.0
Weighted-average incremental borrowing rate	5.3%	5.1%

Finance leases:
Weighted-average remaining lease term (years)	13.4	13.4
Weighted-average incremental borrowing rate	6.9%	6.3%

The following table sets forth the components of lease cost for the years ended December 31,:

	2022	2021	2020
Operating lease cost	$1,222.8	$1,115.1	$977.2
Variable lease costs not included in lease liability (1)	388.2	339.6	280.0
_______________
(1)    Includes property tax paid on behalf of the landlord.
The interest expense on finance lease liabilities was $1.1 million, $1.2 million and $1.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Assets held under finance leases are recorded in property and equipment and are depreciated over the lesser of the remaining lease term or the remaining useful life.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Supplemental cash flow information is as follows for the years ended December 31,:

	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,228.1)	$(1,144.8)	$(988.3)
Operating cash flows from finance leases	$(1.1)	$(1.2)	$(1.3)
Financing cash flows from finance leases	$(6.7)	$(7.9)	$(9.2)

Non-cash items:
New operating leases (1)	$402.4	$2,063.8	$346.0
Operating lease modifications and reassessments	$80.5	$96.0	$843.1
_______________
(1)    Amount includes new operating leases and leases acquired in connection with acquisitions. For the year ended December 31, 2021, includes $1.4 billion related to the Telxius Acquisition (as defined in note 6).
As of December 31, 2022, the Company does not have material operating or financing leases that have not yet commenced.
Maturities of operating and finance lease liabilities as of December 31, 2022 were as follows:

Fiscal Year	Operating Lease (1)	Finance Lease (1)
2023	$1,165.6	$6.3
2024	1,064.6	6.6
2025	1,007.4	3.4
2026	947.9	2.3
2027	886.6	1.9
Thereafter	6,319.8	26.1
Total lease payments	11,391.9	46.6
Less amounts representing interest	(3,011.1)	(18.8)
Total lease liability	8,380.8	27.8
Less current portion of lease liability	788.9	4.7
Non-current lease liability	$7,591.9	$23.1
_______________
(1)    Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
5.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying value of goodwill for each of the Company’s business segments were as follows:

	Property						Services	Total
	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers
Balance as of December 31, 2020	$4,750.8	$1,016.9	$625.6	$279.1	$608.3	$—	$2.0	$7,282.7
Additions and adjustments (1)	(103.1)	(9.7)	—	3,186.0	331.0	2,978.4	—	6,382.6
Effect of foreign currency translation	0.7	(17.1)	(13.4)	(234.7)	(50.7)	—	—	(315.2)
Balance as of December 31, 2021	$4,648.4	$990.1	$612.2	$3,230.4	$888.6	$2,978.4	$2.0	$13,350.1
Adjustments (2)	—	—	—	3.6	(16.9)	(58.4)	—	(71.7)
Other (3)	(7.4)	—	—	—	—	—	—	(7.4)
Effect of foreign currency translation	(3.5)	(100.9)	(63.7)	(190.0)	43.8	—	—	(314.3)
Balance as of December 31, 2022	$4,637.5	$889.2	$548.5	$3,044.0	$915.5	$2,920.0	$2.0	$12,956.7
_______________
(1)    U.S. & Canada consists of measurement period adjustments related to the acquisition of InSite Wireless Group, LLC (the “InSite Acquisition”). Asia-Pacific consists of $9.2 million of additions related to the acquisition of Kirtonkhola Tower Bangladesh Limited and measurement period adjustments related to the InSite Acquisition. Europe and Latin America consist of additions and measurement period adjustments related to the Telxius Acquisition (as defined in note 6). Data Centers consists of $3.0 billion of additions related to data center acquisitions, primarily from the CoreSite Acquisition (as defined in note 6).
(2)    Europe and Latin America consist of measurement period adjustments related to the Telxius Acquisition. Data Centers consists of measurement period adjustments related to the CoreSite Acquisition.
(3)    Other represents the goodwill associated with certain operations acquired in connection with the InSite Acquisition. These business operations were sold during the year ended December 31, 2022.

The Company’s other intangible assets subject to amortization consisted of the following:

		As of December 31, 2022			As of December 31, 2021
	Estimated Useful Lives (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired network location intangibles (1)	Up to 20	$6,058.2	$(2,537.9)	$3,520.3	$6,294.6	$(2,305.1)	$3,989.5
Acquired tenant-related intangibles	Up to 20	18,941.2	(5,827.7)	13,113.5	20,030.5	(5,051.5)	14,979.0
Acquired licenses and other intangibles	2-20	1,772.9	(423.4)	1,349.5	1,807.9	(49.2)	1,758.7
Total other intangible assets		$26,772.3	$(8,789.0)	$17,983.3	$28,133.0	$(7,405.8)	$20,727.2
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
The Company amortizes its acquired intangible assets on a straight-line basis over their estimated useful lives. As of December 31, 2022, the remaining weighted average amortization period of the Company’s intangible assets was 15 years. Amortization of intangible assets for the years ended December 31, 2022, 2021 and 2020 was $1.7 billion, $1.2 billion and $0.9 billion, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Based on current exchange rates, the Company expects to record amortization expense as follows over the next five years:

Fiscal Year	Amount
2023	$1,424.5
2024	1,338.5
2025	1,286.0
2026	1,233.4
2027	1,219.9
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
Impact of current year acquisitions—The Company typically acquires communications sites and other communications infrastructure assets from wireless carriers or other tower operators and subsequently integrates those sites and related assets into its existing portfolio of communications sites and related assets. In the United States, acquisitions may also include data center facilities and related assets. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the year ended December 31, 2022 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend on, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Communications sites acquired from communications service providers may never have been operated as a business and may instead have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.
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
During the years ended December 31, 2022, 2021 and 2020, the Company recorded acquisition and merger related expenses for business combinations and non-capitalized asset acquisition costs and integration costs as follows:

	Year Ended December 31,
	2022	2021	2020
Acquisition and merger related expenses	$57.0	$177.0	$15.5
Integration costs	$45.0	$50.4	$23.1
During the years ended December 31, 2022, 2021 and 2020, the Company recorded net benefits of $15.1 million, $17.6 million and $4.4 million related to pre-acquisition contingencies and settlements, respectively. The year ended December 31, 2022 included acquisition and merger related costs associated with the Stonepeak Transaction (as defined in note 15). The year ended

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
December 31, 2021 included acquisition and merger related costs associated with the Telxius Acquisition and the CoreSite Acquisition (each as defined below).
2022 Transactions
The estimated aggregate impact of the acquisitions completed in 2022 on the Company’s revenues and gross margin for the year ended December 31, 2022 was approximately $6.8 million and $4.8 million, respectively. The revenues and gross margin amounts also reflect incremental revenues from the addition of new customers to such communications infrastructure assets subsequent to the transaction date. Acquisitions completed in 2022 were included in all of the Company’s property segments.
Spain Fiber Acquisition—During the year ended December 31, 2022, the Company acquired fiber connected to the Company’s communications sites in Spain from Telefónica de España S.A.U. for an aggregate total purchase price of 120.1 million Euro (“EUR”) (approximately $128.8 million at the dates of closing), including value added tax. This acquisition is being accounted for as an asset acquisition and is included in the table below in “Other.”
New Zealand Acquisition—During the year ended December 31, 2022, the Company, through its recently formed New Zealand subsidiary, acquired land under carrier or other third-party communications sites in New Zealand from Clearspan Pty Ltd for total consideration of 50.1 million New Zealand Dollars (approximately $28.7 million at the date of closing) (the “New Zealand Acquisition”). The New Zealand Acquisition is being accounted for as an asset acquisition and is included in the table below in “Other.”
Other Acquisitions—During the year ended December 31, 2022, the Company acquired a total of 507 communications sites, as well as other communications infrastructure assets, in the United States, Canada, France, Mexico, Nigeria and Poland, including 441 communications sites in connection with the Company’s agreements with Orange S.A. (“Orange”) as further described below, for an aggregate purchase price of $298.9 million. Of the aggregate purchase price, $61.2 million is reflected as a payable in the consolidated balance sheet as of December 31, 2022. These acquisitions were accounted for as asset acquisitions and are included in the table below in “Other.”
The following table summarizes the allocations of the purchase prices for the fiscal year 2022 acquisitions based upon their estimated fair value at the date of acquisition:

Other
Current assets	$48.4
Property and equipment	198.8
Intangible assets (1):
Tenant-related intangible assets	196.0
Network location intangible assets	31.7
Other non-current assets	23.2
Current liabilities	(2.2)
Deferred tax liability	(7.6)
Other non-current liabilities	(31.9)
Net assets acquired	456.4
Fair value of net assets acquired	456.4
Purchase price	$456.4
______________
(1)    Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets.

Other Signed Acquisitions
Orange Acquisition—On November 28, 2019, the Company entered into definitive agreements with Orange for the acquisition of up to approximately 2,000 communications sites in France over a period of up to five years for total consideration in the range of approximately 500.0 million EUR to 600.0 million EUR (approximately $550.5 million to $660.5 million at the date of signing) to be paid over the five-year term. During the years ended December 31, 2020 and 2021, the Company acquired 1,197 of these communications sites. During the year ended December 31, 2022, the Company acquired an additional 441 of these communications sites. The remaining communications sites are expected to continue to close in tranches, subject to customary closing conditions.

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
Of the aggregate purchase price, 254.6 million EUR (approximately $272.5 million), including post-closing adjustments, of deferred payments are due in September 2025 and are reflected in Other non-current liabilities in the consolidated balance sheet as of December 31, 2022. The acquired operations in Germany and Spain are included in the Europe property segment and the acquired operations in Brazil, Peru, Chile and Argentina are included in the Latin America property segment. The Telxius Acquisition was accounted for as a business combination and the allocation of the purchase price was finalized during the year ended December 31, 2022.
The following table summarizes the preliminary and final allocations of the purchase price paid and the amounts of assets acquired and liabilities assumed for the Telxius Acquisition based upon its estimated fair value at the date of acquisition. Balances are reflected in the accompanying consolidated balance sheet as of December 31, 2022.

	Preliminary Allocation (1)	Final Allocation
Current assets	$289.0	$284.1
Property and equipment	1,417.7	1,335.1
Intangible assets (2):
Tenant-related intangible assets	5,391.2	5,381.8
Network location intangible assets	675.8	674.5
Other non-current assets	1,380.3	1,463.4
Current liabilities	(331.9)	(345.2)
Deferred tax liability	(1,227.5)	(1,206.0)
Other non-current liabilities	(1,504.8)	(1,522.1)
Net assets acquired	6,089.8	6,065.6
Goodwill	3,500.0	3,503.7
Fair value of net assets acquired	9,589.8	9,569.3
Purchase price	$9,589.8	$9,569.3
_______________
(1)Balances reflect the preliminary allocation as of September 30, 2021 following the August 2, 2021 closing of the second tranche of the Telxius Acquisition in Germany.
(2)Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets.
CoreSite Acquisition—On November 14, 2021, the Company entered into an agreement with CoreSite Realty Corporation (“CoreSite”) to acquire all issued and outstanding shares of CoreSite common stock at $170.00 per share. CoreSite’s portfolio consisted of 24 data center facilities and related assets in eight United States markets. On December 28, 2021, the Company completed the CoreSite Acquisition for total consideration of approximately $10.4 billion, including the assumption and repayment of CoreSite’s existing debt (the “CoreSite Acquisition”). The acquired assets and operations are included in the Data Centers segment. The CoreSite Acquisition was accounted for as a business combination. The allocation of the purchase price was finalized during the year ended December 31, 2022.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
The following table summarizes the preliminary and final allocations of the purchase price paid and the amounts of assets acquired and liabilities assumed for the CoreSite Acquisition based upon its estimated fair value at the date of acquisition. Balances are reflected in the accompanying consolidated balance sheet as of December 31, 2022.

	Preliminary Allocation	Final Allocation
Current assets	$99.8	$99.6
Property and equipment	5,129.0	5,290.2
Intangible assets (1):
Tenant-related intangible assets	665.0	655.0
Other intangible assets	1,709.0	1,636.3
Other non-current assets	332.9	330.1
Current liabilities	(156.6)	(156.2)
Other non-current liabilities	(323.1)	(340.6)
Net assets acquired	7,456.0	7,514.4
Goodwill	2,943.3	2,884.9
Fair value of net assets acquired	10,399.3	10,399.3
Debt assumed (2)	(955.1)	(955.1)
Purchase price (3)	$9,444.2	$9,444.2
_______________
(1)Tenant-related intangible assets are amortized on a straight-line basis over a 10 year period. Other intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets.
(2)The CoreSite Acquisition debt assumed included $875.0 million of CoreSite’s indebtedness and a fair value adjustment of $80.1 million. The fair value adjustment was based primarily on reported market values using Level 2 inputs.
(3)The CoreSite Acquisition purchase price included $17.1 million of consideration related to the fair value of certain equity awards previously granted by CoreSite under its equity plan that the Company assumed and converted into corresponding equity awards with respect to shares of the Company’s common stock (the “CoreSite Replacement Awards”). The CoreSite Replacement Awards continue to vest in accordance with the terms of CoreSite’s equity plan. The fair value of the CoreSite Replacement Awards for services rendered through December 28, 2021, the CoreSite Acquisition date, was recognized as a component of the purchase price, with the remaining fair value of the CoreSite Replacement Awards related to the post-combination services recorded as stock-based compensation over the remaining vesting period.
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

	Year Ended December 31,
	2022	2021
Pro forma revenues	$10,720.7	$10,366.4
Pro forma net income attributable to American Tower Corporation common stockholders	$1,766.1	$2,092.4
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$3.79	$4.51
Diluted net income attributable to American Tower Corporation common stockholders	$3.78	$4.49

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
7.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of
	December 31, 2022	December 31, 2021
Accrued construction costs	$230.8	$197.3
Accrued income tax payable	29.8	84.8
Accrued pass-through costs	85.1	91.0
Amounts payable for acquisitions	55.2	95.2
Amounts payable to tenants	95.2	81.1
Accrued property and real estate taxes	270.1	255.3
Accrued rent	77.3	78.8
Payroll and related withholdings	140.4	124.7
Other accrued expenses	360.3	404.6
Accrued expenses	$1,344.2	$1,412.8

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
8.    LONG-TERM OBLIGATIONS
Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums, debt issuance costs and fair value adjustments due to interest rate swaps consisted of the following:

	As of
	December 31, 2022	December 31, 2021	Contractual Interest Rate (1)	Maturity Date (1)
2021 Multicurrency Credit Facility (2) (3)	3,788.7	4,388.4	4.683%	June 30, 2025
2021 Term Loan (2)	996.3	995.4	5.460%	January 31, 2027
2021 Credit Facility (2)	1,080.0	1,410.0	5.456%	January 31, 2027
2021 EUR Three Year Delayed Draw Term Loan (2) (3)	882.9	937.6	2.730%	May 28, 2024
2021 USD 364-Day Delayed Draw Term Loan (4)	—	2,998.5	N/A	N/A
2021 USD Two Year Delayed Draw Term Loan (2)	1,499.3	1,498.4	5.563%	December 28, 2023
2.250% senior notes (5)	—	600.3	N/A	N/A
3.50% senior notes (6)	999.8	997.9	3.500%	January 31, 2023
3.000% senior notes	694.5	709.9	3.000%	June 15, 2023
0.600% senior notes	498.9	497.9	0.600%	January 15, 2024
5.00% senior notes	1,000.5	1,000.9	5.000%	February 15, 2024
3.375% senior notes	648.3	647.0	3.375%	May 15, 2024
2.950% senior notes	646.4	644.7	2.950%	January 15, 2025
2.400% senior notes	747.3	746.1	2.400%	March 15, 2025
1.375% senior notes (7)	532.1	563.8	1.375%	April 4, 2025
4.000% senior notes	746.8	745.5	4.000%	June 1, 2025
1.300% senior notes	497.3	496.4	1.300%	September 15, 2025
4.400% senior notes	498.1	497.6	4.400%	February 15, 2026
1.600% senior notes	696.3	695.2	1.600%	April 15, 2026
1.950% senior notes (7)	532.1	564.3	1.950%	May 22, 2026
1.450% senior notes	594.5	593.0	1.450%	September 15, 2026
3.375% senior notes	992.9	991.2	3.375%	October 15, 2026
3.125% senior notes	398.6	398.3	3.125%	January 15, 2027
2.750% senior notes	746.1	745.2	2.750%	January 15, 2027
0.450% senior notes (7)	798.2	847.1	0.450%	January 15, 2027
0.400% senior notes (7)	530.4	562.5	0.400%	February 15, 2027
3.650% senior notes	643.3	—	3.650%	March 15, 2027
3.55% senior notes	746.3	745.5	3.550%	July 15, 2027
3.600% senior notes	695.1	694.3	3.600%	January 15, 2028
0.500% senior notes (7)	796.6	845.3	0.500%	January 15, 2028
1.500% senior notes	646.5	645.8	1.500%	January 31, 2028
3.950% senior notes	592.6	591.6	3.950%	March 15, 2029
0.875% senior notes (7)	797.8	847.3	0.875%	May 21, 2029
3.800% senior notes	1,636.8	1,635.1	3.800%	August 15, 2029
2.900% senior notes	743.4	742.5	2.900%	January 15, 2030
2.100% senior notes	742.2	741.2	2.100%	June 15, 2030
0.950% senior notes (7)	528.5	561.0	0.950%	October 5, 2030
1.875% senior notes	792.5	791.4	1.875%	October 15, 2030
2.700% senior notes	694.4	693.7	2.700%	April 15, 2031
2.300% senior notes	691.9	691.0	2.300%	September 15, 2031
1.000% senior notes (7)	689.1	731.7	1.000%	January 15, 2032
4.050% senior notes	642.2	—	4.050%	March 15, 2032
1.250% senior notes (7)	528.5	561.2	1.250%	May 21, 2033
3.700% senior notes	592.2	592.1	3.700%	October 15, 2049
3.100% senior notes	1,038.3	1,038.0	3.100%	June 15, 2050

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

2.950% senior notes	1,022.5	1,021.5	2.950%	January 15, 2051
Total American Tower Corporation debt	36,307.0	39,943.3

Series 2013-2A Securities (8)	1,299.7	1,298.2	3.070%	March 15, 2023
Series 2018-1A Securities (8)	496.1	495.3	3.652%	March 15, 2028
Series 2015-2 Notes (9)	523.4	522.7	3.482%	June 16, 2025
CoreSite Debt (10)	—	955.1	N/A	N/A
Other subsidiary debt (11)	16.2	8.0	Various	Various
Total American Tower subsidiary debt	2,335.4	3,279.3
Finance lease obligations	27.8	31.6
Total	38,670.2	43,254.2
Less current portion of long-term obligations	(4,514.2)	(4,568.7)
Long-term obligations	$34,156.0	$38,685.5
_______________
(1)Reflects interest rate or maturity date as of December 31, 2022; interest rate does not reflect the impact of the interest rate swap agreements.
(2)Accrues interest at a variable rate.
(3)Reflects borrowings denominated in EUR and, for the 2021 Multicurrency Credit Facility (as defined below), reflects borrowings denominated in both EUR and U.S. Dollars (“USD”).
(4)Repaid in full during the year ended December 31, 2022 using proceeds from (i) the issuance of the 3.650% Notes and the 4.050% Notes (each as defined below), (ii) the June 2022 common stock offering (as further discussed in note 14), (iii) the Stonepeak Transaction (as defined and further discussed in note 15) and (iv) cash on hand.
(5)Repaid in full on January 14, 2022 using borrowings under the 2021 Credit Facility (as defined below).
(6)Repaid in full on January 31, 2023 using borrowings under the 2021 Credit Facility.
(7)Notes are denominated in EUR.
(8)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.
(9)Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2050.
(10)Debt entered into by CoreSite assumed in connection with the CoreSite Acquisition (the “CoreSite Debt”). On January 7, 2022, all amounts outstanding under the CoreSite Debt were repaid using borrowings under the 2021 Multicurrency Credit Facility and cash on hand.
(11)Includes the Nigeria Letters of Credit (as defined below). As of December 31, 2021, also included the Kenya Debt and the U.S. Subsidiary Debt (each as defined below).

Current portion of long-term obligations—The Company’s current portion of long-term obligations primarily includes (i) $1.5 billion in borrowings under the 2021 USD Two Year Delayed Draw Term Loan (as defined below), (ii) $1.3 billion aggregate principal amount of the Company’s Secured Tower Revenue Securities, Series 2013-2A due March 15, 2023, (iii) $1.0 billion aggregate principal amount of the Company’s 3.50% senior unsecured notes due January 31, 2023 (the “3.50% Notes”) and (iv) $700.0 million aggregate principal amount of the Company’s 3.000% senior unsecured notes due June 15, 2023.
American Tower Corporation Debt
Bank Facilities
2021 Multicurrency Credit Facility—During the year ended December 31, 2022, the Company borrowed an aggregate of $850.0 million and repaid an aggregate of $1.4 billion of revolving indebtedness under the Company’s $6.0 billion senior unsecured multicurrency revolving credit facility, as amended and restated in December 2021 (the “2021 Multicurrency Credit Facility”). The Company used the borrowings to repay outstanding indebtedness, including the CoreSite Debt, and for general corporate purposes.

2021 Credit Facility—During the year ended December 31, 2022, the Company borrowed an aggregate of $3.3 billion and repaid an aggregate of $3.7 billion of revolving indebtedness under the Company’s $4.0 billion senior unsecured revolving credit facility, as amended and restated in December 2021 (the “2021 Credit Facility”). The Company used the borrowings to repay outstanding indebtedness, including the 2.250% Notes (as defined below), and for general corporate purposes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Repayments under the 2021 USD 364-Day Delayed Draw Term Loan—On April 6, 2022, the Company repaid $100.0 million of indebtedness under the Company’s $3.0 billion unsecured term loan entered into in December 2021 (the “2021 USD 364-Day Delayed Draw Term Loan”) using proceeds from the issuance of the 3.650% Notes and the 4.050% Notes (each as defined below) and cash on hand. On June 10, 2022, the Company repaid $2.3 billion of indebtedness under the 2021 USD 364-Day Delayed Draw Term Loan using proceeds from the June 2022 common stock offering (as further discussed in note 14) and cash on hand. On August 11, 2022, the Company repaid all remaining amounts outstanding under the 2021 USD 364-Day Delayed Draw Term Loan using proceeds from the initial closing of the Stonepeak Transaction (as defined and further discussed in note 15).
As of December 31, 2022, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the Company’s $1.0 billion unsecured term loan, as amended and restated in December 2021 (the “2021 Term Loan”), the Company’s 825.0 million EUR unsecured term loan, as amended in December 2021 (the “2021 EUR Three Year Delayed Draw Term Loan”) and the Company’s $1.5 billion unsecured term loan entered into in December 2021 (the “2021 USD Two Year Delayed Draw Term Loan”) were as follows:

	Outstanding Principal Balance	Undrawn letters of credit	Maturity Date		Current margin over LIBOR or EURIBOR (1)	Current commitment fee (2)
2021 Multicurrency Credit Facility	$3,788.7	$3.5	June 30, 2025	(3)	1.125%	0.110%
2021 Credit Facility	1,080.0	30.9	January 31, 2027	(3)	1.125%	0.110%
2021 Term Loan	1,000.0	N/A	January 31, 2027		1.125%	N/A
2021 EUR Three Year Delayed Draw Term Loan	883.2	N/A	May 28, 2024		1.125%	N/A
2021 USD Two Year Delayed Draw Term Loan	1,500.0	N/A	December 28, 2023		1.125%	N/A
_______________
(1)    London Interbank Offered Rate (“LIBOR”) applies to the USD denominated borrowings under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan and the 2021 USD Two Year Delayed Draw Term Loan. Euro Interbank Offer Rate (“EURIBOR”) applies to the EUR denominated borrowings under the 2021 Multicurrency Credit Facility and all of the borrowings under the 2021 EUR Three Year Delayed Draw Term Loan.
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
Senior Notes
Repayment of Senior Notes
Repayment of 2.250% Senior Notes—On January 14, 2022, the Company repaid $600.0 million aggregate principal amount of the Company’s 2.250% senior unsecured notes due 2022 (the “2.250% Notes”) upon their maturity. The 2.250% Notes were repaid using borrowings under the 2021 Credit Facility. Upon completion of the repayment, none of the 2.250% Notes remained outstanding.
Offering of Senior Notes
3.650% Senior Notes and 4.050% Senior Notes Offering—On April 1, 2022, the Company completed a registered public offering of $650.0 million aggregate principal amount of 3.650% senior unsecured notes due 2027 (the “3.650% Notes”) and $650.0 million aggregate principal amount of 4.050% senior unsecured notes due 2032 (the “4.050% Notes”). The net proceeds from this offering were approximately $1,282.6 million, after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 USD 364-Day Delayed Draw Term Loan.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
The following table outlines key terms related to the Company’s outstanding senior notes as of December 31, 2022:

		Adjustments to Principal Amount (1)
	Aggregate Principal Amount	2022	2021	Interest payments due (2)	Issue Date	Par Call Date (3)
3.50% Notes	1,000.0	(0.2)	(2.1)	January 31 and July 31	January 8, 2013	N/A
3.000% Notes (4)	700.0	(5.5)	9.9	June 15 and December 15	December 8, 2017	N/A
0.600% Notes	500.0	(1.1)	(2.1)	January 15 and July 15	November 20, 2020	N/A
5.00% Notes (5)	1,000.0	0.5	0.9	February 15 and August 15	August 19, 2013	N/A
3.375% Notes	650.0	(1.7)	(3.0)	May 15 and November 15	March 15, 2019	April 15, 2024
2.950% Notes	650.0	(3.6)	(5.3)	January 15 and July 15	June 13, 2019	December 15, 2024
2.400% Notes	750.0	(2.7)	(3.9)	March 15 and September 15	January 10, 2020	February 15, 2025
1.375% Notes (6)	535.3	(3.2)	(4.8)	April 4	April 6, 2017	January 4, 2025
4.000% Notes	750.0	(3.2)	(4.5)	June 1 and December 1	May 7, 2015	March 1, 2025
1.300% Notes	500.0	(2.7)	(3.6)	March 15 and September 15	June 3, 2020	August 15, 2025
4.400% Notes	500.0	(1.9)	(2.4)	February 15 and August 15	January 12, 2016	November 15, 2025
1.600% Notes	700.0	(3.7)	(4.8)	April 15 and October 15	March 29, 2021	March 15, 2026
1.950% Notes (6)	535.3	(3.2)	(4.3)	May 22	May 22, 2018	February 22, 2026
1.450% Notes	600.0	(5.5)	(7.0)	March 15 and September 15	September 27, 2021	August 15, 2026
3.375% Notes	1,000.0	(7.1)	(8.8)	April 15 and October 15	May 13, 2016	July 15, 2026
3.125% Notes	400.0	(1.4)	(1.7)	January 15 and July 15	September 30, 2016	October 15, 2026
2.750% Notes	750.0	(3.9)	(4.8)	January 15 and July 15	October 3, 2019	November 15, 2026
0.450% Notes (6)	802.9	(4.7)	(5.9)	January 15	May 21, 2021	November 15, 2026
0.400% Notes (6)	535.3	(4.9)	(6.1)	February 15	October 5, 2021	December 15, 2026
3.650% Notes	650.0	(6.7)	—	March 15 and September 15	April 1, 2022	February 15, 2027
3.55% Notes	750.0	(3.7)	(4.5)	January 15 and July 15	June 30, 2017	April 15, 2027
3.600% Notes	700.0	(4.9)	(5.7)	January 15 and July 15	December 8, 2017	October 15, 2027
0.500% Notes (6)	802.9	(6.3)	(7.7)	January 15	September 10, 2020	October 15, 2027
1.500% Notes	650.0	(3.5)	(4.2)	January 31 and July 31	November 20, 2020	November 30, 2027
3.950% Notes	600.0	(7.4)	(8.4)	March 15 and September 15	March 15, 2019	December 15, 2028
0.875% Notes (6)	802.9	(5.1)	(5.7)	May 21	May 21, 2021	February 21, 2029
3.800% Notes	1,650.0	(13.2)	(14.9)	February 15 and August 15	June 13, 2019	May 15, 2029
2.900% Notes	750.0	(6.6)	(7.5)	January 15 and July 15	January 10, 2020	October 15, 2029
2.100% Notes	750.0	(7.8)	(8.8)	June 15 and December 15	June 3, 2020	March 15, 2030
0.950% Notes (6)	535.3	(6.8)	(7.6)	October 5	October 5, 2021	July 5, 2030
1.875% Notes	800.0	(7.5)	(8.6)	April 15 and October 15	September 28, 2020	July 15, 2030
2.700% Notes	700.0	(5.6)	(6.3)	April 15 and October 15	March 29, 2021	January 15, 2031
2.300% Notes	700.0	(8.1)	(9.0)	March 15 and September 15	September 27, 2021	June 15, 2031
1.000% Notes (6)	695.9	(6.8)	(7.5)	January 15	September 10, 2020	October 15, 2031
4.050% Notes	650.0	(7.8)	—	March 15 and September 15	April 1, 2022	December 15, 2031
1.250% Notes (6)	535.3	(6.8)	(7.4)	May 21	May 21, 2021	February 21, 2033
3.700% Notes	600.0	(7.8)	(7.9)	April 15 and October 15	October 3, 2019	April 15, 2049
3.100% Notes (7)	1,050.0	(11.7)	(12.0)	June 15 and December 15	June 3, 2020	December 15, 2049
2.950% Notes (8)	1,050.0	(27.5)	(28.5)	January 15 and July 15	November 20, 2020	July 15, 2050
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
(4)    Includes $(4.9) million and $11.8 million fair value adjustment due to interest rate swaps in 2022 and 2021, respectively.
(5)    The original issue date for the initial 5.00% Notes was August 19, 2013. The issue date for the reopened 5.00% Notes was January 10, 2014.
(6)    Notes are denominated in EUR.
(7)    The original issue date for the initial 3.100% Notes was June 3, 2020. The issue date for the reopened 3.100% Notes was September 28, 2020.
(8)    The original issue date for the initial 2.950% Notes was November 20, 2020. The issue date for the reopened 2.950% Notes was September 27, 2021.
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
Each applicable supplemental indenture for the notes contains certain covenants that restrict the Company’s ability to merge, consolidate or sell assets and its (together with its subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that the Company and its subsidiaries may incur certain liens on assets, mortgages or other liens securing indebtedness if the aggregate amount of indebtedness secured by such liens does not exceed 3.5x Adjusted EBITDA, as defined in the applicable supplemental indenture. As of December 31, 2022, the Company was in compliance with each of these covenants.
American Tower Subsidiary Debt
Securitizations
The Company has several securitizations in place. Cash flows generated by the communications sites that secure the securitized debt of the Company are only available for payment of such debt and are not available to pay the Company’s other obligations or the claims of its creditors. However, subject to certain restrictions, the Company holds the right to receive the excess cash flows not needed to service the securitized debt and other obligations arising out of the securitizations. The securitized debt is the obligation of the issuers thereof or borrowers thereunder, as applicable, and their subsidiaries, and not of the Company or its other subsidiaries.
American Tower Secured Revenue Notes, Series 2015-1, Class A and Series 2015-2, Class A—In May 2015, GTP Acquisition Partners I, LLC (“GTP Acquisition Partners”), one of the Company’s wholly owned subsidiaries, refinanced existing debt with cash on hand and proceeds from a private issuance (the “2015 Securitization”) of $350.0 million of American Tower Secured Revenue Notes, Series 2015-1, Class A, which were subsequently repaid on the June 2020 payment date, and $525.0 million of American Tower Secured Revenue Notes, Series 2015-2, Class A (the “Series 2015-2 Notes”).
The Series 2015-2 Notes were issued by GTP Acquisition Partners pursuant to a Third Amended and Restated Indenture and related series supplements, each dated as of May 29, 2015 (collectively, the “2015 Indenture”), between GTP Acquisition Partners and its subsidiaries (the “GTP Entities”) and The Bank of New York Mellon, as trustee. The effective weighted average life and interest rate of the 2015 Notes was 8.1 years and 3.029%, respectively, as of the date of issuance.
The outstanding Series 2015-2 Notes are secured by (i) mortgages, deeds of trust and deeds to secure debt on substantially all of the 3,516 communications sites (the “2015 Secured Sites”) owned by the GTP Entities and their operating cash flows, (ii) a security interest in substantially all of the personal property and fixtures of the GTP Entities, including GTP Acquisition Partners’ equity interests in its subsidiaries and (iii) the rights of the GTP Entities under a management agreement. American Tower Holding Sub II, LLC, whose only material assets are its equity interests in GTP Acquisition Partners, has guaranteed repayment of the Series 2015-2 Notes and pledged its equity interests in GTP Acquisition Partners as security for such payment obligations.
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
The assets of the Trust consist of a nonrecourse loan (the “Loan”) made by the Trust to American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (together, the “AMT Asset Subs”). The AMT Asset Subs are jointly and severally liable under the Loan, which is secured primarily by mortgages on the AMT Asset Subs’ interests in 5,102 broadcast and wireless communications towers and related assets (the “Trust Sites”).
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
A failure to comply with the covenants in the Loan Agreement or the 2015 Indenture could prevent the AMT Asset Subs or GTP Acquisition Partners, as applicable, from distributing excess cash flow to the Company. Furthermore, if the AMT Asset Subs or GTP Acquisition Partners were to default on the Loan or the Series 2015-2 Notes, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the Trust Sites or the 2015 Secured Sites, respectively, in which case the Company could lose the revenue and cash flows associated with those assets. With respect to the Series 2015-2 Notes, upon the occurrence of, and during, an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of the Series 2015-2 Notes, declare such notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such notes.
Further, under the Loan Agreement and the 2015 Indenture, the AMT Asset Subs or GTP Acquisition Partners, respectively, are required to maintain reserve accounts, including for ground rents, real estate and personal property taxes and insurance premiums, and, under the 2015 Indenture and in certain circumstances under the Loan Agreement, to reserve a portion of advance rents from tenants on the Trust Sites. Based on the terms of the Loan Agreement and the 2015 Indenture, all rental cash receipts received for each month are reserved for the succeeding month and held in an account controlled by the applicable trustee and then released. The $68.7 million held in the reserve accounts with respect to the Trust Securitizations and the $9.7 million held in the reserve accounts with respect to the 2015 Securitization as of December 31, 2022 are classified as Restricted cash on the Company’s accompanying consolidated balance sheets.
India Indebtedness—The India indebtedness includes several working capital facilities, most of which are subject to annual renewal. The working capital facilities bear interest at rates that consist of the applicable bank’s Marginal Cost of Funds based Lending Rate or Market Benchmark (as defined in the applicable agreement), plus a spread. Generally, the working capital facilities are payable on demand prior to maturity. As of December 31, 2022, the Company has not borrowed under these facilities.
Amounts outstanding and key terms of the India indebtedness consisted of the following as of December 31, 2022 (in millions, except percentages):

	Amount Outstanding (INR)	Amount Outstanding (USD)	Interest Rate (Range)	Maturity Date (Range)
Working capital facilities (1)	—	$—	8.03% - 8.80%	February 4, 2023 - October 22, 2023
_______________
(1)    7.9 billion Indian Rupees (“INR”) ($95.6 million) of borrowing capacity as of December 31, 2022. The Company has 0.2 billion INR (approximately $2.6 million) of bank guarantees outstanding included within the overall borrowing capacity.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Other Subsidiary Debt—The Company’s other subsidiary debt as of December 31, 2022 includes drawn letters of credit in Nigeria (the “Nigeria Letters of Credit”).
As of December 31, 2021, other subsidiary debt also included (i) a note entered into by one of the Company’s subsidiaries in October 2018 in connection with the acquisition of communications sites in Kenya (the “Kenya Debt”) and (ii) U.S. subsidiary debt related to a seller-financed acquisition (the “U.S. Subsidiary Debt”).
Amounts outstanding and key terms of other subsidiary debt consisted of the following as of December 31, (in millions, except percentages):

	Carrying Value (USD)		Interest Rate	Maturity Date
	2022	2021
Nigeria Letters of Credit (1)	$16.2	$—	Various	Various
Kenya Debt (2)	$—	$7.4	N/A	N/A
U.S. Subsidiary Debt (3)	$—	$0.6	N/A	N/A
_______________
(1)    Denominated in USD. During the year ended December 31, 2022, we drew on letters of credit in Nigeria. The drawn amounts bear interest at a rate equal to the Secured Overnight Financing Rate at the time of drawing plus a spread. Amounts are due 270 days from the date of drawing.
(2)    Denominated in USD, with an original principal amount of $51.8 million. The loan agreement for the Kenya Debt required that the debt be paid either (i) in future installments subject to the satisfaction of specified conditions or (ii) five years from the note origination date, including the exercise of an optional two year extension, subject to the satisfaction of specified conditions. As of December 31, 2022, there are no amounts outstanding under the Kenya Debt.
(3)    Related to a seller-financed acquisition. Denominated in USD with an original principal amount of $2.5 million. Repaid in full during the year ended December 31, 2022.
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
Finance Lease Obligations—The Company’s finance lease obligations approximated $27.8 million and $31.6 million as of December 31, 2022 and 2021, respectively. Finance lease obligations are described further in note 4.

Maturities—Aggregate principal maturities of long-term debt, including finance leases, for the next five years and thereafter are expected to be:

Fiscal Year	Amount
2023	$4,514.2
2024	3,038.6
2025	7,501.3
2026	3,336.6
2027	5,969.2
Thereafter	14,541.9
Total cash obligations	38,901.8
Unamortized discounts, premiums and debt issuance costs and fair value adjustments, net	(231.6)
Balance as of December 31, 2022	$38,670.2

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
9.    OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	As of
	December 31, 2022	December 31, 2021
Unearned revenue	$489.5	$540.2
Other miscellaneous liabilities	697.3	649.6
Other non-current liabilities	$1,186.8	$1,189.8

10.    ASSET RETIREMENT OBLIGATIONS
The changes in the carrying amount of the Company’s asset retirement obligations were as follows:

	2022	2021
Beginning balance as of January 1,	$2,003.0	$1,571.3
Additions	32.9	361.9
Accretion expense	114.8	108.5
Revisions in estimates (1)	(91.2)	(30.3)
Settlements	(12.1)	(8.4)
Balance as of December 31,	$2,047.4	$2,003.0
_______________
(1)Revisions in estimates include decreases to the liability of $24.6 million and $62.0 million related to foreign currency translation for the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, the estimated undiscounted future cash outlay for asset retirement obligations was $4.2 billion.

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
Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows:

	December 31, 2022			December 31, 2021
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate swap agreements	—	—	—	—	$11.0	—
Investments in equity securities (1)	$29.2	—	—	$37.1	—	—
Liabilities:
Interest rate swap agreements	—	$6.2	—	—	—	—
Fair value of debt related to interest rate swap agreements (2)	$(4.9)	—	—	$12.2	—	—

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
_______________
(1)    Investments in equity securities are recorded in Notes receivable and other non-current assets in the consolidated balance sheet at fair value. Unrealized holding gains and losses for equity securities are recorded in Other income (expense) in the consolidated statements of operations in the current period. During the years ended December 31, 2022 and 2021, the Company recognized unrealized (losses) gains of $(16.7) million and $6.1 million, respectively, for equity securities held as of December 31, 2022.
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
The Company entered into three interest rate swap agreements with an aggregate notional value of $600.0 million related to the 2.250% Notes. These interest rate swaps, which were designated as fair value hedges at inception, were entered into to hedge against changes in fair value of the 2.250% Notes resulting from changes in interest rates. The interest rate swap agreements required the Company to pay interest at a variable interest rate of one-month LIBOR plus applicable spreads and to receive fixed interest at a rate of 2.250% through January 15, 2022. The interest rate swap agreements expired upon repayment of the 2.250% Notes in full on January 14, 2022 upon maturity. As of December 31, 2022, there were no amounts outstanding under the interest rate swap agreements under the 2.250% Notes.
The fair value of the U.S. interest rate swap liability of $6.2 million was included in accrued expenses on the consolidated balance sheets at December 31, 2022. The fair value of the U.S. interest rate swap asset of $11.0 million was included in Other non-current assets on the consolidated balance sheets at December 31, 2021. During the year ended December 31, 2022, the Company recorded net fair value adjustments of $(0.1) million related to interest rate swaps and the change in fair value of debt due to interest rate swaps in Other expense in the consolidated statements of operations.
Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs.
During the year ended December 31, 2022, certain long-lived assets held and used with a carrying value of $46.1 billion were written down to their net realizable value as a result of an asset impairment charge of $655.9 million. During the year ended December 31, 2021, certain long-lived assets held and used with a carrying value of $49.0 billion were written down to their net realizable value as a result of an asset impairment charge of $173.7 million. The asset impairment charges are recorded in Other operating expenses in the accompanying consolidated statements of operations. These adjustments were determined by comparing the estimated fair value utilizing projected future discounted cash flows to be provided from the long-lived assets to the asset’s carrying value.
There were no other items measured at fair value on a nonrecurring basis during the year ended December 31, 2022.
Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at December 31, 2022 and 2021 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of December 31, 2022, the carrying value and fair value of long-term obligations, including the current portion, were $38.7 billion and $35.1 billion, respectively, of which $24.5 billion was measured using Level 1 inputs and $10.6 billion was measured using

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Level 2 inputs. As of December 31, 2021, the carrying value and fair value of long-term obligations, including the current portion, were $43.3 billion and $44.1 billion, respectively, of which $28.5 billion was measured using Level 1 inputs and $15.6 billion was measured using Level 2 inputs.
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
The income tax provision from continuing operations consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$(6.5)	$(26.0)	$8.7
State	(5.8)	(9.3)	(10.7)
Foreign	(248.4)	(267.7)	(150.1)
Deferred:
Federal	(2.8)	0.0	(1.0)
State	0.8	(2.5)	(1.0)
Foreign	238.7	43.7	24.5
Income tax provision	$(24.0)	$(261.8)	$(129.6)
The effective tax rate (“ETR”) on income from continuing operations for the years ended December 31, 2022, 2021 and 2020 differs from the federal statutory rate primarily due to the Company’s qualification for taxation as a REIT, as well as adjustments for state and foreign items. As a REIT, the Company may deduct earnings distributed to stockholders against the income generated by its REIT operations.
For the year ended December 31, 2022, the change in the income tax provision was primarily attributable to a reduction in taxable income due to impairment charges in India and the release of valuation allowances in certain jurisdictions. The decrease in the income tax provision for the year ended December 31, 2022 included the reversal of valuation allowances of $76.5 million in certain jurisdictions, as compared to a reversal of $26.2 million for the year ended December 31, 2021. These valuation allowance reversals were recognized as a reduction to the income tax provision as the net related deferred tax assets were deemed realizable based on changes in facts and circumstances relevant to the assets’ recoverability.
Reconciliation between the U.S. statutory rate and the effective rate from continuing operations is as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory tax rate	21%	21%	21%
Adjustment to reflect REIT status (1)	(21)	(21)	(21)
Foreign taxes	(1)	3	4
Foreign withholding taxes	4	2	3
Uncertain tax positions	2	4	1
Changes in valuation allowance	(4)	(0)	(1)
Effective tax rate	1%	9%	7%
_______________
(1)    As a result of the ability to utilize the dividends paid deduction to offset the Company’s REIT income and gains.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
The domestic and foreign components of income from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2022	2021	2020
United States	$1,973.2	$2,517.4	$1,683.0
Foreign	(252.5)	312.0	138.1
Total	$1,720.7	$2,829.4	$1,821.1
The components of the net deferred tax asset and liability and related valuation allowance were as follows:

	December 31, 2022	December 31, 2021
Assets:
Operating lease liability	$1,117.4	$1,171.8
Net operating loss carryforwards	265.5	270.1
Accrued asset retirement obligations	238.5	228.0
Stock-based compensation	8.1	7.0
Unearned revenue	32.7	36.7
Unrealized loss on foreign currency	24.4	22.0
Other accruals and allowances	84.1	90.1
Nondeductible interest	93.4	76.2
Tax credits	106.8	82.4
Items not currently deductible and other	50.1	45.4
Liabilities:
Depreciation and amortization	(1,792.6)	(2,128.2)
Right-of-use asset	(1,118.5)	(1,160.7)
Deferred rent	(113.0)	(108.1)
Other	(24.0)	(2.7)
Subtotal	(1,027.1)	(1,370.0)
Valuation allowance	(335.7)	(329.3)
Net deferred tax liabilities	$(1,362.8)	$(1,699.3)

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
At December 31, 2022 and 2021, the Company has provided a valuation allowance of $335.7 million and $329.3 million, respectively, which primarily relates to foreign items. The increase in the valuation allowance for the year ending December 31, 2022 is due to uncertainty as to the timing of, and the Company’s ability to recover, net deferred tax assets in certain foreign operations in the foreseeable future, offset by reversals and fluctuations in foreign currency exchange rates. The amount of deferred tax assets considered realizable, however, could be adjusted if objective evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company’s projections for growth.
A summary of the activity in the valuation allowance is as follows:

	2022	2021	2020
Balance as of January 1,	$329.3	$228.5	$194.2
Additions (1)	93.9	146.3	64.7
Usage, expiration and reversals	(76.5)	(26.2)	(22.0)
Foreign currency translation	(11.0)	(19.3)	(8.4)
Balance as of December 31,	$335.7	$329.3	$228.5
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
At December 31, 2022, the Company had net federal, state and foreign operating loss carryforwards available to reduce future taxable income. If not utilized, the Company’s NOLs expire as follows:

Years ended December 31,	Federal	State	Foreign
2023 to 2027	$0.0	$185.0	$5.1
2028 to 2032	0.1	97.5	22.4
2033 to 2037	67.5	90.4	1.5
2038 to 2042	—	100.0	10.0
Indefinite carryforward	241.1	51.7	917.2
Total	$308.7	$524.6	$956.2
As of December 31, 2022 and 2021, the total amount of unrecognized tax benefits that would impact the ETR, if recognized, is $103.6 million and $94.8 million, respectively. The amount of unrecognized tax benefits for the year ended December 31, 2022 includes additions to the Company’s existing tax positions of $35.1 million.
The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, or if the applicable statute of limitations lapses. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $18.0 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	Year Ended December 31,
	2022	2021	2020
Balance at January 1	$108.8	$136.2	$175.6
Additions based on tax positions related to the current year	13.3	7.5	4.7
Additions and reductions for tax positions of prior years (1) (2)	18.2	(17.5)	(5.0)
Foreign currency	(5.3)	(3.7)	(9.6)
Reduction as a result of the lapse of statute of limitations	(0.6)	(4.9)	(26.0)
Reduction as a result of effective settlements	(18.9)	(8.8)	(3.5)
Balance at December 31	$115.5	$108.8	$136.2
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

During the year ended December 31, 2022, the statute of limitations on certain unrecognized tax benefits lapsed and certain positions were effectively settled, including effective settlements and revisions of prior year positions, which resulted in a decrease of $23.1 million in the liability for unrecognized tax benefits. During the year ended December 31, 2021, the statute of limitations on certain unrecognized tax benefits lapsed and certain positions were effectively settled, including effective settlements and revisions of prior year positions, which resulted in a decrease of $54.2 million in the liability for unrecognized tax benefits. During the year ended December 31, 2020, the statute of limitations on certain unrecognized tax benefits lapsed and certain positions were effectively settled, including effective settlements and revisions of prior year positions related to the Eaton Towers Acquisition, which resulted in a decrease in the liability for unrecognized tax benefits of $50.5 million.
The Company recorded penalties and tax-related interest expense to the tax provision of $20.6 million, $69.5 million and $16.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2022, the Company reduced its liability for penalties and income tax-related interest expense related to uncertain tax positions by $19.9 million due to the expiration of the statute of limitations in certain jurisdictions and certain positions that were effectively settled. During the years ended December 31, 2021 and 2020, the Company reduced its liability for penalties and income tax-related interest expense related to uncertain tax positions by $14.6 million and $4.8 million, respectively, due to the expiration

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
of the statute of limitations in certain jurisdictions and certain positions that were effectively settled. In addition, as a result of a settlement in the United States, $45.8 million was reclassified to Accrued income tax payable as of December 31, 2021.
As of December 31, 2022 and 2021, the total amount of accrued income tax-related interest and penalties included in the consolidated balance sheets were $43.3 million and $42.3 million, respectively.
The Company has filed for prior taxable years, and for its taxable year ended December 31, 2022 will file, numerous consolidated and separate income tax returns, including U.S. federal and state tax returns and foreign tax returns. The Company is subject to examination in the United States and various state and foreign jurisdictions for certain tax years. As a result of the Company’s ability to carryforward federal, state and foreign NOLs, the applicable tax years generally remain open to examination several years after the applicable loss carryforwards have been used or have expired. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. The Company believes that adequate provisions have been made for income taxes for all periods through December 31, 2022.
13.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably, generally over four years for RSUs and stock options and three years for PSUs. Stock options generally expire 10 years from the date of grant. As of December 31, 2022, the Company had the ability to grant stock-based awards with respect to an aggregate of 5.2 million shares of common stock under the 2007 Plan. In connection with the CoreSite Acquisition, the Company assumed the remaining shares previously available for issuance under a plan approved by the CoreSite shareholders, which converted into 1.4 million shares of the Company’s common stock. These shares will be available for issuance under the 2007 Plan, however, will only be available for grants to certain employees and will not be available for issuance beyond the period when they would have been available under the CoreSite plan, or March 20, 2023, at which time they will no longer be available for grant. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.

During the years ended December 31, 2022, 2021 and 2020, the Company recorded the following stock-based compensation expenses:

	2022 (1)	2021 (1)	2020 (2)
Stock-based compensation expense	$169.3	$119.5	$120.8
_______________
(1)For the years ended December 31, 2022 and 2021, stock-based compensation expense is included in selling, general, administrative and development expense.
(2)For the year ended December 31, 2020, stock-based compensation expense consisted of (i) $1.9 million included in Property costs of operations, (ii) $1.1 million included in Services costs of operations and (iii) $117.8 million included in selling, general, administrative and development expense. For the year ended December 31, 2020, stock-based compensation expense capitalized as property and equipment was $1.7 million.
Stock Options—There were no options granted during the years ended December 31, 2022, 2021 and 2020. The fair values of previously granted stock options were estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions at the date of grant.
The intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $34.3 million, $176.7 million and $176.3 million, respectively. As of December 31, 2022, there was no unrecognized compensation expense related to unvested stock options. The amount of cash received from the exercise of stock options was $17.1 million during the year ended December 31, 2022.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
The Company’s option activity for the year ended December 31, 2022 was as follows (share and per share data disclosed in full amounts):

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	1,067,999	$89.57
Granted	—	—
Exercised	(212,845)	80.53
Forfeited	—	—
Expired	—	—
Outstanding as of December 31, 2022	855,154	$91.82	2.32	$102.7
Exercisable as of December 31, 2022	855,154	$91.82	2.32	$102.7
Vested as of December 31, 2022	855,154	$91.82	2.32	$102.7
The following table sets forth information regarding options outstanding at December 31, 2022 (share and per share data disclosed in full amounts):

Options Outstanding				Options Exercisable
Range of Exercise Price Per Share	Outstanding Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price Per Share
$76.90 - $76.90	11,101	$76.90	0.19	11,101	$76.90
$81.18 - $94.23	193,886	81.61	1.26	193,886	81.61
$94.57 - $94.71	634,180	94.63	2.64	634,180	94.63
$99.67 - $121.15	15,987	114.25	3.71	15,987	114.25
$76.90 - $121.15	855,154	$91.82	2.32	855,154	$91.82
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the year ended December 31, 2022 was as follows (share and per share data disclosed in full amounts):

	RSUs	Weighted Average Grant Date Fair Value	PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022 (1) (2)	1,298,178	$213.35	267,621	$208.44
Granted (3)	715,093	242.76	107,035	233.49
Vested and Released (4)	(553,181)	205.03	(98,188)	185.16
Forfeited	(77,211)	232.83	—	—
Outstanding as of December 31, 2022	1,382,879	$230.80	276,468	$226.40
Expected to vest as of December 31, 2022	1,382,879	$230.80	276,468	$226.40
_______________
(1)RSUs include 125,841 shares of the CoreSite Replacement Awards.
(2)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2021 PSUs and the 2020 PSUs (each as defined below), or 98,694 and 70,739 shares, respectively, and the shares issuable at the end of the three-year vesting period for the PSUs granted in 2019 (the “2019 PSUs”), based on achievement against the performance metrics for the three-year performance period, or 98,188 shares.
(3)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2022 PSUs, or 98,542 shares. PSUs also includes the shares above target that are issuable for the 2020 PSUs at the end of the three-year performance cycle based on exceeding the performance metric for the three-year performance period, or 8,493 shares.
(4)Includes 17,121 shares of previously vested and deferred RSUs. PSUs consist of shares vested pursuant to the 2019 PSUs. There are no additional shares to be earned related to the 2019 PSU.

The total fair value of RSUs and PSUs that vested during the year ended December 31, 2022 was $153.1 million.
Restricted Stock Units—As of December 31, 2022, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan, including the CoreSite Replacement Awards, was $170.9 million and is expected to be recognized over a weighted average period of approximately two years. Vesting of RSUs is subject generally to the employee’s continued employment or death, disability or qualified retirement (each as defined in the applicable RSU award agreement). In December 2021, in connection with the CoreSite Acquisition, the Company assumed and converted certain equity awards previously

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
granted by CoreSite under its equity plan into corresponding CoreSite Replacement Awards. As of December 31, 2022, total unrecognized compensation expense related to the CoreSite Replacement Awards was $6.5 million and is expected to be recognized over a weighted average period of approximately one year.
Performance-Based Restricted Stock Units—During the year ended December 31, 2022, the Company’s Compensation Committee (the “Compensation Committee”) granted an aggregate of 98,542 PSUs (the “2022 PSUs”) to its executive officers and established the performance metrics for these awards. During the years ended December 31, 2021 and 2020, the Company’s Compensation Committee granted an aggregate of 98,694 PSUs (the “2021 PSUs”), 110,925 PSUs (the “2020 PSUs”), respectively, to its executive officers and established the performance metrics for these awards. During the year ended December 31, 2020, in connection with the retirement of the Company’s former Chief Executive Officer, an aggregate of 40,186 shares underlying the 2020 PSUs were forfeited, which included the target number of shares issuable at the end of the three-year performance period for such executive’s 2020 PSUs.
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
During the year ended December 31, 2022, the Company recorded $28.9 million in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at December 31, 2022 was $6.3 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted-average period over which the cost will be recognized is approximately two years.
14.    EQUITY
Dividends—The Company may pay dividends in cash or, subject to certain limitations, in shares of common stock or any combination of cash and shares of common stock.
Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to the ESPP and upon exercise of stock options granted under the 2007 Plan. During the year ended December 31, 2022, the Company received an aggregate of $32.4 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
2020 “At the Market” Stock Offering Program—In August 2020, the Company established an “at the market” stock offering program through which it may issue and sell shares of its common stock having an aggregate gross sales price of up to $1.0 billion (the “2020 ATM Program”). Sales under the 2020 ATM Program may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to specific instructions of the Company, at negotiated prices. The Company intends to use the net proceeds from any issuances under the 2020 ATM Program for general corporate purposes, which may include, among other things, the funding of acquisitions, additions to working capital and repayment or refinancing of existing indebtedness. As of December 31, 2022, the Company has not sold any shares of common stock under the 2020 ATM Program.
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
During the year ended December 31, 2022, the Company repurchased 90,042 shares of its common stock under the 2011 Buyback for an aggregate of $18.8 million, including commissions and fees. As of December 31, 2022, the Company has

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
repurchased a total of 14,451,325 shares of its common stock under the 2011 Buyback for an aggregate of $1.5 billion, including commissions and fees. There were no repurchases under the 2017 Buyback.
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
Distributions—During the years ended December 31, 2022, 2021 and 2020, the Company declared the following cash distributions (per share data reflects actual amounts):

	For the year ended December 31,
	2022		2021		2020
	Distribution per share	Aggregate Payment Amount	Distribution per share	Aggregate Payment Amount	Distribution per share	Aggregate Payment Amount
Common Stock	$5.86	$2,715.3	$5.21	$2,359.4	$4.53	$2,010.7
The following table characterizes the tax treatment of distributions declared per share of common stock.

	For the year ended December 31,
	2022			2021			2020
	Per Share		%	Per Share		%	Per Share		%
Common Stock
Ordinary dividend	$4.3000		100.00%	$6.1980		96.54%	$3.3200		100.00%
Capital gains distribution	—		—	0.2220		3.46	—		—
Total	$4.3000	(1)	100.00%	$6.4200	(2)	100.00%	$3.3200	(3)	100.00%
_______________
(1)    Excludes dividend declared on December 7, 2022 of $1.56 per share, which was paid on February 2, 2023 to common stockholders of record at the close of business on December 28, 2022 and which will apply to the 2023 tax year.
(2)    Includes dividend declared on December 15, 2021 of $1.39 per share, which was paid on January 14, 2022 to common stockholders of record at the close of business on December 27, 2021. Also includes dividend declared on December 3, 2020 of $1.21 per share, which was paid on February 2, 2021 to common stockholders of record at the close of business on December 28, 2020 and which applied to the 2021 tax year.
(3)    Excludes dividend declared on December 3, 2020 of $1.21 per share, which was paid on February 2, 2021 to common stockholders of record at the close of business on December 28, 2020 and which applied to the 2021 tax year.
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. The amount accrued for distributions payable related to unvested restricted stock units was $17.0 million and $12.8 million as of December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, the Company paid $6.9 million of distributions upon the vesting of restricted stock units. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.
15.    NONCONTROLLING INTERESTS
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
As of December 31, 2022, ATC Europe consists of the Company’s operations in France, Germany, Poland and Spain. The Company currently holds a 52% controlling interest in ATC Europe, with CDPQ and Allianz holding 30% and 18% noncontrolling interests, respectively. ATC Europe holds a 100% interest in the subsidiaries that consist of the Company’s operations in France and Poland and an 87% and an 83% controlling interest in the subsidiaries that consist of the Company’s operations in Germany and Spain, respectively, with PGGM holding a 13% and a 17% noncontrolling interest in each respective subsidiary.
Bangladesh Partnership—In August 2021, the Company acquired a 51% controlling interest in in Kirtonkhola Tower Bangladesh Limited (“KTBL”) for 900 million BDT (approximately $10.6 million at the date of closing). Confidence Group holds a 49% noncontrolling interest in KTBL.
Stonepeak Transaction—In July 2022, in connection with the funding of the CoreSite Acquisition, the Company entered into an agreement pursuant to which certain investment vehicles affiliated with Stonepeak Partners LP (such investment vehicles, collectively, “Stonepeak”) acquired a noncontrolling ownership interest in the Company’s U.S. data center business. The transaction was completed in August 2022 for total aggregate consideration of $2.5 billion, through an investment in common equity of $1,750.0 million and mandatorily convertible preferred equity of $750.0 million. In October 2022, the Company entered into an agreement with Stonepeak for Stonepeak to acquire additional common equity and mandatorily preferred equity interests in the Company’s U.S. data center business for total aggregate consideration of $570.0 million. The transaction was completed in October 2022 (together with the August 2022 closing, the “Stonepeak Transaction”).
As of December 31, 2022, the Company holds a common equity interest of approximately 72% in its U.S. data center business, with Stonepeak holding approximately 28% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity. On a fully converted basis, which is expected to occur four years from the date of the initial closing in August 2022, and on the basis of the currently outstanding equity, the Company will hold a controlling ownership interest of approximately 64%, with Stonepeak holding approximately 36%. The mandatorily convertible preferred equity, which accrues dividends at 5.0%, will convert into common equity on a one for one basis, subject to adjustment that will be measured on the conversion date.
Dividends to noncontrolling interests—Certain of the Company’s subsidiaries may, from time to time, declare dividends. In December 2021, AT Iberia C.V., one of the Company’s subsidiaries in Spain, declared a dividend of 14.0 million EUR (approximately $15.9 million) payable, pursuant to the terms of the ownership agreements, to ATC Europe and PGGM in proportion to their respective equity interests in AT Iberia C.V.
In August 2022, AT Rhine C.V., one of the Company’s subsidiaries in Germany, declared and paid a dividend of 25.0 million EUR (approximately $25.1 million at the date of payment), pursuant to the terms of the ownership agreements, to ATC Europe and PGGM in proportion to their respective equity interests in AT Rhine C.V.
In November 2022, AT Iberia C.V. declared and paid a dividend of 14.0 million EUR (approximately $14.6 million at the date of payment), pursuant to the terms of the ownership agreements, to ATC Europe and PGGM in proportion to their respective equity interests in AT Iberia C.V.
As of December 31, 2022, the amount accrued for distributions payable related to the outstanding Stonepeak mandatorily convertible preferred equity was $11.2 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
The changes in noncontrolling interests were as follows:

	Year Ended December 31,
	2022	2021
Balance as of January 1,	$3,988.4	$474.9
ATC Europe Transactions (1)	—	3,078.2
Bangladesh partnership (2)	—	10.2
Stonepeak Transaction (3)	3,070.0	—
Adjustment to noncontrolling interest due to reorganization (4)	—	601.0
Redemption of noncontrolling interest (5)	—	(1.7)
Net loss attributable to noncontrolling interests (6)	(69.1)	(7.7)
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	(185.6)	(163.4)
Contributions from noncontrolling interest holders	55.4	—
Distributions to noncontrolling interest holders (6)	(23.0)	(3.1)
Balance as of December 31,	$6,836.1	$3,988.4
_______________
(1)    Represents the impact of contributions received from CDPQ and Allianz described above on Noncontrolling interests. Reflected within Contributions from noncontrolling interest holders in the consolidated statements of equity.
(2)    Represents the impact of contributions made by the Company to establish the joint venture in Bangladesh described above on Noncontrolling interests. Reflected within Purchase of noncontrolling interest in the consolidated statements of equity.
(3)    Represents the impact of contributions received from Stonepeak described above on Noncontrolling interests. Reflected within Contributions from noncontrolling interest holders in the consolidated statements of equity.
(4)    Represents the impact of the reorganization of European interests described above on Noncontrolling interests.
(5)    Represents the impact of the purchase of interests described above on Noncontrolling interests.
(6)    For the year ended December 31, 2022, includes $16.7 million of distributions related to the outstanding Stonepeak mandatorily convertible preferred equity and dividends of $5.5 million paid to PGGM.
16.    OTHER OPERATING EXPENSE
Other operating expense consists primarily of impairment charges, net losses on sales or disposals of assets and other operating expense items. The Company records impairment charges to write down certain assets to their net realizable value after an indicator of impairment is identified and subsequent analysis determines that the asset is either partially recoverable or not recoverable. These assets consist primarily of those related to the Company’s tower locations, and included towers and related assets included in property and equipment, network location intangible assets and right-of-use assets, all of which are typically assessed on an individual location or site basis. The assets subject to impairment also include tenant-related intangibles, which are assessed on a tenant basis. Net losses on sales or disposals of assets primarily relate to certain non-core towers, other assets and miscellaneous items. Other operating expenses includes acquisition-related costs and integration costs.
Other operating expenses included the following for the years ended December 31,:

	2022	2021	2020
Impairment charges (1)	$655.9	$173.7	$222.8
Net losses on sales or disposals of assets	28.4	22.7	17.3
Other operating expenses (2)	83.3	202.3	25.7
Total Other operating expenses	$767.6	$398.7	$265.8
_______________
(1)    For the year ended December 31, 2022, impairment charges primarily relate to India, as discussed below.
(2)    For the year ended December 31, 2021, Other operating expenses includes acquisition and merger related expenses associated with the Telxius Acquisition and the CoreSite Acquisition. For the year ended December 31, 2020, Other operating expenses includes an $11.9 million benefit in Brazil.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Impairment charges included the following for the years ended December 31,:

	2022	2021	2020
Tower and network location intangible assets (1)	$149.6	$121.0	$142.4
Tenant relationships (2)	491.1	42.2	—
Right-of-use assets	8.1	3.3	76.1
Other	7.1	7.2	4.3
Total impairment charges	$655.9	$173.7	$222.8
_______________
(1)    During the year ended December 31, 2022, impairment charges primarily relate to India, as discussed below.
(2)    During the year ended December 31, 2022, impairment charges primarily relate to India, as discussed below, and impaired tenant relationships related to fiber in Mexico. During the year ended December 31, 2021, impairment charges relate to a fully impaired tenant relationship in Africa.
India Impairments
The Company reviews long-lived assets for impairment annually (as of December 31) or whenever events or circumstances indicate the carrying amount of an assets may not be recoverable, as further discussed in note 1.
In the third quarter of 2022, the Company’s largest customer in India, Vodafone Idea Limited (“VIL”), communicated that it would make partial payments of its contractual amounts owed to the Company and indicated that it would continue to make partial payments for the remainder of 2022. In late 2022, VIL had communicated its intent to resume payments in full under its contractual obligations owed to the Company beginning on January 1, 2023. However, in early 2023, VIL communicated that it would not be able to resume payments in full of its contractual obligations owed to the Company, and that it would instead continue to make partial payments.
The Company considered these recent developments and the uncertainty with respect to amounts owed under its tenant leases when conducting its annual impairment assessments for long-lived assets in India. A probability weighted assessment was performed, incorporating current and expected industry and market conditions and trends and, as a result, the Company determined that certain fixed and intangible assets had been impaired during the year ended December 31, 2022.
•An impairment of $97.0 million was taken on tower and network location intangible assets in India.
•The Company also impaired the tenant-related intangible assets for VIL, which resulted in an impairment of $411.6 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
17.    EARNINGS PER COMMON SHARE
The following table sets forth basic and diluted net income per common share computational data for the years ended December 31, (shares in thousands, except per share data):

	2022	2021	2020
Net income attributable to American Tower Corporation common stockholders	$1,765.8	$2,567.7	$1,690.6
Basic weighted average common shares outstanding	461,519	451,498	443,640
Dilutive securities	1,231	1,796	2,464
Diluted weighted average common shares outstanding	462,750	453,294	446,104
Basic net income attributable to American Tower Corporation common stockholders per common share	$3.83	$5.69	$3.81
Diluted net income attributable to American Tower Corporation common stockholders per common share	$3.82	$5.66	$3.79
Shares Excluded From Dilutive Effect
The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive for the years ended December 31, (in thousands, on a weighted average basis):

	2022	2021	2020
Restricted stock awards	86	—	1
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
Verizon Transaction—In March 2015, the Company entered into an agreement with various operating entities of Verizon Communications Inc. (“Verizon”) that currently provides for the lease, sublease or management of approximately 11,250 wireless communications sites commencing March 27, 2015. The average term of the lease or sublease for all communications sites at the inception of the agreement was approximately 28 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the leased sites in tranches, subject to the applicable lease, sublease or management rights upon its scheduled expiration. Each tower is assigned to an annual tranche, ranging from 2034 to 2047, which represents the outside expiration date for the sublease rights to the towers in that tranche. The purchase price for each tranche is a fixed amount stated in the lease for such tranche plus the fair market value of certain alterations made to the related towers. The aggregate purchase option price for the towers leased and subleased is approximately $5.0 billion. Verizon will occupy the sites as a tenant for an initial term of ten years with eight optional successive five-year terms; each such term shall be governed by standard master lease agreement terms established as a part of the transaction.
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 1,900 towers commencing between December 2000 and August 2004. Substantially all of the towers are part of the Trust Securitizations. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of December 31, 2022, the Company has purchased an aggregate of more than 500 of the subleased towers which are subject to the applicable agreement, including 143 towers purchased during the year ended December 31, 2022 for an aggregate purchase price of $93.2 million. The aggregate purchase option price for the remaining towers leased and subleased is $1.0 billion and includes per annum accretion through the applicable expiration of the lease or sublease of a site. For all such sites, AT&T has the right to continue to lease the reserved space through June 30, 2025 at the then-current monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to five successive five-year terms.

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
Guaranties and Indemnifications—The Company enters into agreements from time to time in the ordinary course of business pursuant to which it agrees to guarantee or indemnify third parties for certain claims. The Company has also entered into purchase and sale agreements relating to the sale or acquisition of assets containing customary indemnification provisions. The Company’s indemnification obligations under these agreements generally are limited solely to damages resulting from breaches of representations and warranties or covenants under the applicable agreements. In addition, payments under such indemnification clauses are generally conditioned on the other party making a claim that is subject to whatever defenses the Company may have and are governed by dispute resolution procedures specified in the particular agreement. Further, the Company’s obligations under these agreements may be limited in duration and amount, and in some instances, the Company may have recourse against third parties for payments made by the Company. The Company has not historically made any material payments under these agreements and, as of December 31, 2022, is not aware of any agreements that could result in a material payment.
19.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and non-cash investing and financing activities are as follows for the years ended December 31,:

	2022	2021	2020
Supplemental cash flow information:
Cash paid for interest	$1,088.6	$791.2	$762.3
Cash paid for income taxes (net of refunds of $33.9, $46.7 and $27.0, respectively)	322.3	225.2	146.3
Non-cash investing and financing activities:
Increase in accounts payable and accrued expenses for purchases of property and equipment and construction activities	27.2	57.9	45.8
Purchases of property and equipment under finance leases, perpetual easements and capital leases	33.6	58.8	75.0
Fair value of debt assumed through acquisitions (1)	—	955.1	800.0
Settlement of third-party debt	(7.4)	(12.7)	(5.0)
Replacement awards (2)	—	17.1	—
_______________
(1)    For the year ended December 31, 2021, consists of the CoreSite Debt. For the year ended December 31, 2020, consists of the InSite Debt.
(2)    For the year ended December 31, 2021, consists of CoreSite Acquisition purchase consideration related to CoreSite Replacement Awards.
20.    BUSINESS SEGMENTS
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
Data Centers—The Company’s Data Centers segment relates to data center facilities and related assets that the Company owns and operates in the United States. The Data Centers segment offers different services from, and requires different resources, skill sets and marketing strategies than the existing property operating segment in the U.S. & Canada.
As of December 31, 2022, the Company’s property operations consisted of the following:
•U.S. & Canada: property operations in Canada and the United States;

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
•Asia-Pacific: property operations in Australia, Bangladesh, India, New Zealand and the Philippines;
•Africa: property operations in Burkina Faso, Ghana, Kenya, Niger, Nigeria, South Africa and Uganda;
•Europe: property operations in France, Germany, Poland and Spain;
•Latin America: property operations in Argentina, Brazil, Chile, Colombia, Costa Rica, Mexico, Paraguay and Peru; and
•Data Centers: data center property operations in the United States.

Services—The Company’s Services segment offers tower-related services in the United States, including AZP, structural analysis and construction management, which primarily support its site leasing business, including the addition of new tenants and equipment on its communications sites. The Services segment is a strategic business unit that offers different services from, and requires different resources, skill sets and marketing strategies than, the property operating segments.
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
Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2022, 2021 and 2020 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

	Property						Total Property	Services	Other	Total
Year ended December 31, 2022	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers
Segment revenues	$5,006.3	$1,077.0	$1,192.5	$735.7	$1,691.9	$766.6	$10,470.0	$241.1		$10,711.1
Segment operating expenses	845.4	697.6	445.1	319.6	526.7	322.0	3,156.4	107.4		3,263.8
Segment gross margin	4,160.9	379.4	747.4	416.1	1,165.2	444.6	7,313.6	133.7		7,447.3
Segment selling, general, administrative and development expense (1)	183.2	69.1	80.0	52.4	107.6	63.9	556.2	22.3		578.5
Segment operating profit	$3,977.7	$310.3	$667.4	$363.7	$1,057.6	$380.7	$6,757.4	$111.4		$6,868.8
Stock-based compensation expense									$169.3	169.3
Other selling, general, administrative and development expense									224.5	224.5
Depreciation, amortization and accretion									3,355.1	3,355.1
Other expense (2)									1,399.2	1,399.2
Income from continuing operations before income taxes										$1,720.7
Capital expenditures (3) (4)	$481.7	$151.8	$507.3	$165.7	$229.4	$353.7	$1,889.6	$—	$12.9	$1,902.5
_______________

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $169.3 million.
(2)Primarily includes interest expense and $655.9 million in impairment charges, partially offset by gains from foreign currency exchange rate fluctuations.
(3)Includes $6.7 million of finance lease payments included in Repayments of notes payable, credit facilities, term loans, senior notes, secured debt and finance leases in the cash flows from financing activities in the Company’s consolidated statements of cash flows.
(4)Includes $36.7 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in the Company’s consolidated statements of cash flows.

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
_______________
(1)    Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $119.5 million.
(2)    Primarily includes interest expense and $173.7 million in impairment charges, partially offset by gains from foreign currency exchange rate fluctuations.
(3)    Includes $5.4 million of finance lease payments included in Repayments of notes payable, credit facilities, term loans, senior notes, secured debt and finance leases in the cash flows from financing activities in the Company’s consolidated statements of cash flows.
(4)    Includes $35.2 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in the Company’s consolidated statements of cash flows.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
_______________
(1)For the year ended December 31, 2020, U.S. & Canada includes the following related to the Company’s data center assets (i) $8.5 million of property revenue, (ii) $2.5 million of segment operating expenses, (iii) $3.2 million of segment selling, general, administrative and development expenses and (iv) $0.5 million of capital expenditures.
(2)Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $3.0 million and $117.8 million, respectively.
(3)Primarily includes interest expense, losses from foreign currency exchange rate fluctuations and $222.8 million in impairment charges.
(4)Includes $9.2 million of finance lease payments included in Repayments of notes payable, credit facilities, term loan, senior notes, secured debt and finance leases in the cash flows from financing activities in the Company’s consolidated statements of cash flows.
(5)Includes $36.9 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in the Company’s consolidated statements of cash flows.
Additional information relating to the total assets of the Company’s operating segments is as follows for the years ended December 31,:

	2022	2021
Total Assets (1):
U.S. & Canada property	$26,739.9	$27,416.3
Asia-Pacific property	4,276.9	5,203.6
Africa property	4,759.4	4,927.7
Europe property	11,464.6	12,068.5
Latin America property	8,666.3	8,433.5
Data Centers	10,702.8	11,136.3
Services	119.3	87.2
Other (2)	465.3	614.8
Total assets	$67,194.5	$69,887.9
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Summarized geographic information related to the Company’s operating revenues for the years ended December 31, 2022, 2021 and 2020 and long-lived assets as of December 31, 2022 and 2021 is as follows:

	2022	2021	2020
Operating Revenues:
U.S. & Canada:
Canada (1)	$12.5	$11.4	$0.3
United States (2)	6,001.5	5,179.3	4,604.6
Asia-Pacific (1):
Australia	1.8	1.8	0.0
Bangladesh	3.9	0.4	—
India	1,065.7	1,196.6	1,139.4
New Zealand (3)	0.3	—	—
Philippines	5.3	0.3	—
Africa (1):
Burkina Faso	41.2	44.7	43.9
Ghana	144.4	170.5	174.3
Kenya	123.1	107.4	97.7
Niger	42.1	41.6	40.0
Nigeria	477.2	296.5	249.5
South Africa	164.8	164.0	128.7
Uganda	199.7	180.8	156.1
Europe (1):
France	99.6	98.9	79.4
Germany	320.0	213.5	70.0
Poland	1.0	0.5	0.2
Spain	315.1	183.3	—
Latin America (1):
Argentina	39.2	31.6	22.1
Brazil	741.9	614.6	506.4
Chile	91.8	88.0	67.3
Colombia	106.1	107.7	96.1
Costa Rica	23.9	22.8	23.4
Mexico	588.9	524.6	483.0
Paraguay	15.4	13.5	12.5
Peru	84.7	62.6	46.6
Total operating revenues	$10,711.1	$9,356.9	$8,041.5
_______________
(1)    Balances are translated at the applicable exchange rate, which may impact comparability between periods.
(2)    Balances include revenue from the Company’s Services and Data Centers segments.
(3)    The Company began operations in New Zealand through the New Zealand Acquisition, which closed in October 2022.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

	2022	2021
Long-Lived Assets (1):
U.S. & Canada:
Canada (2)	$207.6	$227.3
United States (3)	29,275.1	30,306.0
Asia-Pacific (2):
Australia	7.5	6.7
Bangladesh	24.6	16.6
India	2,452.2	3,349.0
New Zealand	37.6	—
Philippines	30.9	21.6
Africa (2):
Burkina Faso	272.0	296.5
Ghana	393.3	633.0
Kenya	783.8	789.8
Niger	211.3	215.9
Nigeria	747.8	722.1
South Africa	345.5	365.9
Uganda	935.2	926.6
Europe (2):
France	1,306.9	1,288.0
Germany	5,642.5	6,119.6
Poland	4.9	4.7
Spain	3,027.8	3,204.2
Latin America (2):
Argentina	194.1	188.7
Brazil	1,908.7	1,864.7
Chile	606.6	634.3
Colombia	238.0	301.1
Costa Rica	111.3	117.9
Mexico	1,243.2	1,331.1
Paraguay	93.7	100.3
Peru	836.2	829.7
Total long-lived assets	$50,938.3	$53,861.3
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
The following customers within the property and services segments individually accounted for 10% or more of the Company’s consolidated operating revenues for the years ended December 31,:

	2022	2021	2020
T-Mobile	18%	20%	19%
AT&T	17%	19%	22%
Verizon Wireless	11%	13%	14%
21.    RELATED PARTY TRANSACTIONS
During the years ended December 31, 2022, 2021 and 2020, the Company had no significant related party transactions.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
22.   SUBSEQUENT EVENTS
Repayment of 3.50% Senior Notes—On January 31, 2023, the Company repaid $1.0 billion aggregate principal amount of the 3.50% Notes upon their maturity. The 3.50% Notes were repaid using borrowings under the 2021 Credit Facility. Upon completion of the repayment, none of the 3.50% Notes remained outstanding.
Vodafone Idea—In the third quarter of 2022, VIL communicated that it would make partial payments of its contractual amounts owed to the Company and indicated that it would continue to make partial payments for the remainder of 2022. In late 2022, VIL had communicated its intent to resume payments in full under its contractual obligations owed to the Company beginning on January 1, 2023. However, in early 2023, VIL communicated that it would not be able to resume payments in full of its contractual obligations owed to the Company, and that it would instead continue to make partial payments. See note 16 for further discussion on impairments in India.
In October 2022, and as subsequently amended in February 2023, a subsidiary of the Company, ATC Telecom Infrastructure Private Limited (“ATC TIPL”) and VIL notified the stock exchange of India that both parties have board approvals in relation to an issuance of convertible debentures pursuant to which, in exchange for VIL’s payment of certain amounts towards accounts receivables, ATC TIPL shall pay equivalent amounts towards subscription to convertible debentures issued by VIL. The convertible debentures are to be repaid by VIL with interest and ATC TIPL has the option to convert the debentures into equity of VIL. The issuance of the debentures is subject to certain conditions precedent, which may not be met.

India Term Loan—On February 16, 2023, the Company entered into a 12.0 billion INR (approximately $145.1 million at the date of signing) unsecured term loan with a maturity date that is one year from the date of the first draw thereunder (the “India Term Loan”). On February 17, 2023, the Company borrowed 10.0 billion INR (approximately $120.7 million at the date of borrowing) under the India Term Loan. The India Term Loan bears interest at the three month treasury bill rate as announced by the Financial Benchmarks India Private Limited at the time of borrowing plus a margin of 1.95%. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The India Term Loan does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
SCHEDULE III—SCHEDULE OF REAL ESTATE
AND ACCUMULATED DEPRECIATION
(dollars in millions)

Description		Encumbrances		Initial cost to company	Cost capitalized subsequent to acquisition	Gross amount carried at close of current period		Accumulated depreciation at close of current period	Date of construction	Date acquired	Life on which depreciation in latest income statements is computed
223,055	Sites (1)	$2,325.0	(2)	(3)	(3)	$21,201.5	(5)	$(8,227.3)	Various	Various	Up to 20 years
28	Data Centers	—		(4)	(4)	5,859.4	(5)	(442.2)	Various	Various	Up to 40 years
_______________
(1)    No single site exceeds 5% of the total amounts indicated in the table above.
(2)    Certain assets secure debt of $2.3 billion.
(3)    The Company has omitted this information, as it would be impracticable to compile such information on a site-by-site basis.
(4)    The Company has aggregated data center information on a basis consistent with its tower portfolio.
(5)    Does not include those sites under construction.

	2022	2021	2020
Gross amount at beginning	$23,948.9	$18,492.9	$17,429.3
Additions during period:
Acquisitions (1)	288.1	5,017.6	722.4
Discretionary capital projects (2)	398.0	391.2	308.0
Discretionary ground lease purchases (3)	502.0	242.7	214.3
Redevelopment capital expenditures (4)	335.9	203.6	176.7
Capital improvements (5)	155.4	92.5	91.4
Start-up capital expenditures (6)	227.0	184.6	119.4
Other (7)	1,672.6	51.2	72.8
Total additions	3,579.0	6,183.4	1,705.0
Deductions during period:
Cost of real estate sold or disposed	(257.6)	(263.7)	(259.7)
Other (8)	(209.4)	(463.7)	(381.7)
Total deductions:	(467.0)	(727.4)	(641.4)
Balance at end	$27,060.9	$23,948.9	$18,492.9

	2022	2021	2020
Gross amount of accumulated depreciation at beginning	$(7,548.1)	$(6,921.0)	$(6,382.2)
Additions during period:
Depreciation	(1,373.3)	(863.8)	(771.5)
Other	—	—	—
Total additions	(1,373.3)	(863.8)	(771.5)
Deductions during period:
Amount of accumulated depreciation for assets sold or disposed	128.9	142.4	132.3
Other (8)	123.0	94.3	100.4
Total deductions	251.9	236.7	232.7
Balance at end	$(8,669.5)	$(7,548.1)	$(6,921.0)
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
(7)Primarily includes regional improvements and other additions, including $1.6 billion of data center equipment acquired in 2021 not previously classified as an investment in real estate. The Company determined that the inclusion of data center equipment in this schedule would provide better information and be more consistent with others in the data center industry.
(8)Primarily includes foreign currency exchange rate fluctuations and other deductions.