Form 10-Q
period 2023-03-31
AMERICAN TOWER CORP /MA/
filed 2023-04-26
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2023.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of April 19, 2023, there were 466,043,234 shares of common stock outstanding.

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,803.0	$2,028.4
Restricted cash	122.4	112.3
Accounts receivable, net	705.4	758.3
Prepaid and other current assets	819.3	723.3
Total current assets	3,450.1	3,622.3
PROPERTY AND EQUIPMENT, net	19,843.3	19,998.3
GOODWILL	12,997.2	12,956.7
OTHER INTANGIBLE ASSETS, net	17,637.1	17,983.3
DEFERRED TAX ASSET	107.4	129.2
DEFERRED RENT ASSET	3,160.3	3,039.1
RIGHT-OF-USE ASSET	8,952.4	8,918.9
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	669.9	546.7
TOTAL	$66,817.7	$67,194.5
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$206.0	$218.6
Accrued expenses	1,171.6	1,344.2
Distributions payable	745.3	745.3
Accrued interest	208.5	261.0
Current portion of operating lease liability	790.1	788.9
Current portion of long-term obligations	3,856.4	4,514.2
Unearned revenue	554.2	439.7
Total current liabilities	7,532.1	8,311.9
LONG-TERM OBLIGATIONS	34,685.6	34,156.0
OPERATING LEASE LIABILITY	7,576.9	7,591.9
ASSET RETIREMENT OBLIGATIONS	2,093.5	2,047.4
DEFERRED TAX LIABILITY	1,505.6	1,492.0
OTHER NON-CURRENT LIABILITIES	1,173.7	1,186.8
Total liabilities	54,567.4	54,786.0
COMMITMENTS AND CONTINGENCIES
EQUITY (shares in thousands):
Common stock: $.01 par value; 1,000,000 shares authorized; 477,042 and 476,623 shares issued; and 466,038 and 465,619 shares outstanding, respectively	4.8	4.8
Additional paid-in capital	14,725.6	14,689.0
Distributions in excess of earnings	(2,496.5)	(2,101.9)
Accumulated other comprehensive loss	(5,526.1)	(5,718.3)
Treasury stock (11,004 shares at cost)	(1,301.2)	(1,301.2)
Total American Tower Corporation equity	5,406.6	5,572.4
Noncontrolling interests	6,843.7	6,836.1
Total equity	12,250.3	12,408.5
TOTAL	$66,817.7	$67,194.5
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended March 31,
	2023	2022
REVENUES:
Property	$2,714.5	$2,600.8
Services	52.7	59.5
Total operating revenues	2,767.2	2,660.3
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property	787.0	771.5
Services	19.1	27.9
Depreciation, amortization and accretion	794.1	815.8
Selling, general, administrative and development expense	263.9	293.9
Other operating expenses	127.5	26.1
Total operating expenses	1,991.6	1,935.2
OPERATING INCOME	775.6	725.1
OTHER INCOME (EXPENSE):
Interest income	30.8	9.9
Interest expense	(340.2)	(262.4)
Other (expense) income (including foreign currency (losses) gains of $(84.1) and $242.1, respectively)	(97.8)	252.6
Total other (expense) income	(407.2)	0.1
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	368.4	725.2
Income tax provision	(53.4)	(22.5)
NET INCOME	315.0	702.7
Net loss attributable to noncontrolling interests	20.8	9.0
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$335.8	$711.7
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$0.72	$1.56
Diluted net income attributable to American Tower Corporation common stockholders	$0.72	$1.56
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	465,741	455,946
DILUTED	466,810	457,211
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Three Months Ended March 31,
	2023	2022
Net income	$315.0	$702.7
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (benefit) expense of $(0.0) and $0.0, respectively	232.1	94.4
Other comprehensive income	232.1	94.4
Comprehensive income	547.1	797.1
Comprehensive (income) loss attributable to noncontrolling interests	(19.1)	100.5
Comprehensive income attributable to American Tower Corporation stockholders	$528.0	$897.6
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$315.0	$702.7
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, amortization and accretion	794.1	815.8
Stock-based compensation expense	65.5	56.7
Other non-cash items reflected in statements of operations	235.3	(232.8)
Increase in net deferred rent balances	(112.0)	(109.3)
Right-of-use asset and Operating lease liability, net	(44.9)	(26.6)
Changes in unearned revenue	96.2	(201.4)
Increase in assets	(170.1)	(171.5)
Decrease in liabilities	(108.6)	(170.0)
Cash provided by operating activities	1,070.5	663.6
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(461.9)	(386.1)
Payments for acquisitions, net of cash acquired	(60.9)	(128.6)
Proceeds from sale of short-term investments and other non-current assets	3.1	3.2
Deposits and other	242.9	(1.6)
Cash used for investing activities	(276.8)	(513.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	154.1	—
Borrowings under credit facilities	1,745.0	2,250.0
Proceeds from issuance of senior notes, net	1,494.2	—
Proceeds from issuance of securities in securitization transaction	1,300.0	—
Repayments of notes payable, credit facilities, senior notes, secured debt, term loans and finance leases	(4,897.9)	(1,817.1)
Distributions to noncontrolling interest holders	(11.2)	(0.1)
Proceeds from stock options	1.8	8.0
Distributions paid on common stock	(733.6)	(641.2)
Deferred financing costs and other financing activities	(65.0)	(50.5)
Cash used for financing activities	(1,012.6)	(250.9)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	3.6	28.5
NET DECREASE IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	(215.3)	(71.9)
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	2,140.7	2,343.3
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$1,925.4	$2,271.4
CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $8.4 AND $0.3, RESPECTIVELY)	$62.3	$99.8
CASH PAID FOR INTEREST	$388.9	$304.0
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment under finance leases and perpetual easements	$7.3	$1.8
Decrease in accounts payable and accrued expenses for purchases of property and equipment and construction activities	$(71.7)	$(46.9)
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Three Months Ended March 31, 2022 and 2023	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2022	466,687	$4.7	(10,915)	$(1,282.4)	$12,240.2	$(4,738.9)	$(1,142.4)	$3,988.4	$9,069.6
Stock-based compensation related activity	505	0.0	—	—	25.9	—	—	—	25.9
Foreign currency translation adjustment, net of tax	—	—	—	—	—	185.9	—	(91.5)	94.4
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(0.2)	(0.2)
Common stock distributions declared	—	—	—	—	—	—	(641.7)	—	(641.7)
Net income (loss)	—	—	—	—	—	—	711.7	(9.0)	702.7
BALANCE, MARCH 31, 2022	467,192	$4.7	(10,915)	$(1,282.4)	$12,266.1	$(4,553.0)	$(1,072.4)	$3,887.7	$9,250.7

BALANCE, JANUARY 1, 2023	476,623	$4.8	(11,004)	$(1,301.2)	$14,689.0	$(5,718.3)	$(2,101.9)	$6,836.1	$12,408.5
Stock-based compensation related activity	419	0.0	—	—	36.6	—	—	—	36.6
Foreign currency translation adjustment, net of tax	—	—	—	—	—	192.2	—	39.9	232.1
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(11.5)	(11.5)
Common stock distributions declared	—	—	—	—	—	—	(730.4)	—	(730.4)
Net income (loss)	—	—	—	—	—	—	335.8	(20.8)	315.0
BALANCE, MARCH 31, 2023	477,042	$4.8	(11,004)	$(1,301.2)	$14,725.6	$(5,526.1)	$(2,496.5)	$6,843.7	$12,250.3
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated and condensed consolidated financial statements have been prepared by American Tower Corporation (together with its subsidiaries, “ATC” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The consolidated and condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the entire year.
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
As of March 31, 2023, the Company holds (i) a 52% controlling interest in subsidiaries whose holdings consist of the Company’s operations in France, Germany, Poland and Spain (such subsidiaries, collectively, “ATC Europe”) (Allianz and CDPQ (each as defined in note 11) hold the noncontrolling interests), (ii) a 51% controlling interest in a joint venture whose holdings consist of the Company’s operations in Bangladesh (Confidence Tower Holdings Ltd. (“Confidence Group”) holds the noncontrolling interests) and (iii) a common equity interest of approximately 72% in the Company’s U.S. data center business (Stonepeak (as defined and further discussed in note 11) holds approximately 28% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity). As of March 31, 2023, ATC Europe holds an 87% and an 83% controlling interest in subsidiaries that consist of the Company’s operations in Germany and Spain, respectively (PGGM holds the noncontrolling interests). See note 11 for a discussion of changes to the Company’s noncontrolling interests during the three months ended March 31, 2023 and 2022.
Sale of Mexico Fiber— On March 29, 2023, the Company completed the sale of one of its subsidiaries in Mexico that held fiber assets (“Mexico Fiber”) for total consideration of $252.5 million, resulting in a loss on the sale of $80.0 million, which was included in Other operating expenses in the accompanying consolidated statements of operations. As a result of the transaction, the Company disposed of $20.7 million of goodwill based on the relative fair value of Mexico Fiber and the portion of the applicable goodwill reporting unit that was expected to be retained. Prior to the divestiture, Mexico Fiber’s operating results were included within the Latin America property segment. The divestiture did not qualify for presentation as a discontinued operation.
Reportable Segments—The Company reports its results in seven segments – U.S. & Canada property, Asia-Pacific property, Africa property, Europe property, Latin America property, Data Centers and Services, which are discussed further in note 15.
Significant Accounting Policies—The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements included in the 2022 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2023.
Cash and Cash Equivalents and Restricted Cash—The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statements of cash flows is as follows:

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents	$1,803.0	$1,941.5
Restricted cash	122.4	329.9
Total cash, cash equivalents and restricted cash	$1,925.4	$2,271.4
Restricted cash as of March 31, 2022 includes advance payments from a customer received during the year ended December 31, 2021.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Revenue—The Company’s revenue is derived from leasing the right to use its communications sites, land on which sites are located and the space in its data center facilities (the “lease component”) and from the reimbursement of costs incurred by the Company in operating the communications sites and data center facilities and supporting its customers’ equipment as well as other services and contractual rights (the “non-lease component”). Most of the Company’s revenue is derived from leasing arrangements and is accounted for as lease revenue unless the timing and pattern of revenue recognition of the non-lease component differs from the lease component. If the timing and pattern of the non-lease component revenue recognition differs from that of the lease component, the Company separately determines the stand-alone selling prices and pattern of revenue recognition for each performance obligation. Revenue related to distributed antenna system (“DAS”) networks and fiber and other related assets results from agreements with customers that are generally not accounted for as leases.
Non-lease property revenue—Non-lease property revenue consists primarily of revenue generated from DAS networks, fiber and other property related revenue. DAS networks and fiber arrangements generally require that the Company provide the tenant the right to use available capacity on the applicable communications infrastructure. Performance obligations are satisfied over time for the duration of the arrangements. Non-lease property revenue also includes revenue generated from interconnection offerings in the Company’s data center facilities. Interconnection offerings are generally contracted on a month-to-month basis and are cancellable by the Company or the data center customer at any time. Performance obligations are satisfied over time for the duration of the arrangements. Other property related revenue streams, which include site inspections, are not material on either an individual or consolidated basis. There were no material changes in the receivables, contract assets and contract liabilities from contracts with customers for the three months ended March 31, 2023.
Services revenue—The Company offers tower-related services in the United States. These services include site application, zoning and permitting (“AZP”), structural analysis and construction management. There is a single performance obligation related to AZP and revenue is recognized over time based on milestones achieved, which are determined based on costs expected to be incurred. Structural analysis services may have more than one performance obligation, contingent upon the number of contracted services. Revenue is recognized at the point in time the services are completed.
A summary of revenue disaggregated by source and geography is as follows:

Three Months Ended March 31, 2023	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$71.0	$2.3	$6.7	$3.4	$41.3	$28.3	$153.0
Services revenue	52.7	—	—	—	—	—	52.7
Total non-lease revenue	$123.7	$2.3	$6.7	$3.4	$41.3	$28.3	$205.7
Property lease revenue	1,216.6	248.8	310.3	188.3	422.8	174.7	2,561.5
Total revenue	$1,340.3	$251.1	$317.0	$191.7	$464.1	$203.0	$2,767.2

Three Months Ended March 31, 2022	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$74.2	$3.0	$7.1	$2.4	$37.3	$25.8	$149.8
Services revenue	59.5	—	—	—	—	—	59.5
Total non-lease revenue	$133.7	$3.0	$7.1	$2.4	$37.3	$25.8	$209.3
Property lease revenue	1,158.2	295.5	260.7	196.1	382.0	158.5	2,451.0
Total revenue	$1,291.9	$298.5	$267.8	$198.5	$419.3	$184.3	$2,660.3

Property revenue for the three months ended March 31, 2023 and 2022 includes straight-line revenue of $112.0 million and $109.4 million, respectively.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
During the three months ended March 31, 2023, the Company deferred recognition of revenue of approximately $33.0 million related to a customer in India.
2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	As of
	March 31, 2023	December 31, 2022
Prepaid assets	$95.3	$100.7
Prepaid income tax	153.0	139.3
Unbilled receivables	308.5	283.8
Value added tax and other consumption tax receivables	58.2	83.6
Other miscellaneous current assets (1)	204.3	115.9
Prepaid and other current assets	$819.3	$723.3
_______________
(1)Includes short-term portion of the VIL OCDs (as defined and further discussed in note 7).
3.    LEASES
The Company determines if an arrangement is a lease at the inception of the agreement. The Company considers an arrangement to be a lease if it conveys the right to control the use of the communications infrastructure or ground space underneath communications infrastructure for a period of time in exchange for consideration. The Company is both a lessor and a lessee.
During the three months ended March 31, 2023, the Company made no changes to the methods described in note 4 to its consolidated financial statements included in the 2022 Form 10-K. As of March 31, 2023, the Company does not have any material related party leases as either a lessor or a lessee. To the extent there are any intercompany leases, these are eliminated in consolidation.

Lessor— Historically, the Company has been able to successfully renew its applicable leases as needed to ensure continuation of its revenue. Accordingly, the Company assumes that it will have access to the communications infrastructure or ground space underlying its sites when calculating future minimum rental receipts through the end of the respective terms. Future minimum rental receipts expected under non-cancellable operating lease agreements as of March 31, 2023 were as follows:

Fiscal Year	Amount (1) (2)
Remainder of 2023	$5,937.0
2024	7,616.7
2025	7,157.0
2026	6,667.0
2027	6,521.2
Thereafter	28,680.8
Total	$62,579.7
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
(2)Balances represent contractual amounts owned with no adjustments made for expected collectibility.
Lessee—The Company assesses its right-of-use asset and other lease-related assets for impairment, as described in note 1 to the Company’s consolidated financial statements included in the 2022 Form 10-K. There were no material impairments recorded related to these assets during the three months ended March 31, 2023 and 2022.
The Company leases certain land, buildings, equipment and office space under operating leases and land and improvements, towers, equipment and vehicles under finance leases. As of March 31, 2023, operating lease assets were included in Right-of-use asset and finance lease assets were included in Property and equipment, net in the consolidated balance sheet. During the three months ended March 31, 2023, other than leases acquired in connection with acquisitions, there were no material changes in the terms and provisions of the Company’s operating leases in which the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Company is a lessee. There were no material changes in finance lease assets and liabilities during the three months ended March 31, 2023.
Information about other lease-related balances is as follows:

	As of
	March 31, 2023	December 31, 2022
Operating leases:
Right-of-use asset	$8,952.4	$8,918.9

Current portion of lease liability	$790.1	$788.9
Lease liability	7,576.9	7,591.9
Total operating lease liability	$8,367.0	$8,380.8
The weighted-average remaining lease terms and incremental borrowing rates are as follows:

	As of
	March 31, 2023	December 31, 2022
Operating leases:
Weighted-average remaining lease term (years)	12.1	12.2
Weighted-average incremental borrowing rate	5.5%	5.3%
The following table sets forth the components of lease cost:

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$306.7	$306.5
Variable lease costs not included in lease liability (1)	109.1	101.4
______________
(1)Includes property tax paid on behalf of the landlord.
Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(342.6)	$(336.3)

Non-cash items:
New operating leases (1)	$56.5	$58.6
Operating lease modifications and reassessments (2)	$102.9	$(11.2)
______________
(1)Amount includes new operating leases and leases acquired in connection with acquisitions.
(2)For the three months ended March 31, 2022, includes a reduction of the operating lease liability due to purchase accounting measurement period adjustments.

As of March 31, 2023, the Company does not have material operating or financing leases that have not yet commenced.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Maturities of operating lease liabilities as of March 31, 2023 were as follows:

Fiscal Year	Operating Lease (1)
Remainder of 2023	$892.1
2024	1,096.6
2025	1,036.4
2026	976.4
2027	912.6
Thereafter	6,515.1
Total lease payments	11,429.2
Less amounts representing interest	(3,062.2)
Total lease liability	8,367.0
Less current portion of lease liability	790.1
Non-current lease liability	$7,576.9
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
4.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying value of goodwill for each of the Company’s business segments were as follows:

	Property						Services	Total
	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers
Balance as of January 1, 2023	$4,637.5	$889.2	$548.5	$3,044.0	$915.5	$2,920.0	$2.0	$12,956.7
Other (1)	—	—	—	—	(20.7)	—	—	(20.7)
Effect of foreign currency translation	0.1	5.8	(18.7)	37.9	36.1	—	—	61.2
Balance as of March 31, 2023	$4,637.6	$895.0	$529.8	$3,081.9	$930.9	$2,920.0	$2.0	$12,997.2
_______________
(1)Other represents the goodwill associated with Mexico Fiber, which was sold during the three months ended March 31, 2023.

The Company’s other intangible assets subject to amortization consisted of the following:

		As of March 31, 2023			As of December 31, 2022
	Estimated Useful Lives (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired network location intangibles (1)	Up to 20	$6,076.0	$(2,612.9)	$3,463.1	$6,058.2	$(2,537.9)	$3,520.3
Acquired tenant-related intangibles	Up to 20	18,979.2	(6,088.4)	12,890.8	18,941.2	(5,827.7)	13,113.5
Acquired licenses and other intangibles	2-20	1,772.3	(489.1)	1,283.2	1,772.9	(423.4)	1,349.5
Total other intangible assets		$26,827.5	$(9,190.4)	$17,637.1	$26,772.3	$(8,789.0)	$17,983.3
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
The Company amortizes its acquired intangible assets on a straight-line basis over their estimated useful lives. As of March 31, 2023, the remaining weighted average amortization period of the Company’s intangible assets was 15 years. Amortization of intangible assets for the three months ended March 31, 2023 and 2022 was $369.5 million and $458.6 million, respectively. Based on current exchange rates, the Company expects to record amortization expense as follows over the remaining current year and the five subsequent years:

Fiscal Year	Amount
Remainder of 2023	$1,061.2
2024	1,344.0
2025	1,292.5
2026	1,240.5
2027	1,226.1
2028	1,219.5
5.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of
	March 31, 2023	December 31, 2022
Accrued construction costs	$151.8	$230.8
Accrued income tax payable	30.7	29.8
Accrued pass-through costs	81.5	85.1
Amounts payable for acquisitions	11.5	55.2
Amounts payable to tenants	101.5	95.2
Accrued property and real estate taxes	275.3	270.1
Accrued rent	78.7	77.3
Payroll and related withholdings	88.5	140.4
Other accrued expenses	352.1	360.3
Total accrued expenses	$1,171.6	$1,344.2
6.    LONG-TERM OBLIGATIONS
Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums, debt issuance costs and fair value adjustments due to interest rate swaps consisted of the following:

	As of
	March 31, 2023	December 31, 2022	Maturity Date
2021 Multicurrency Credit Facility (1) (2)	$2,882.7	$3,788.7	June 30, 2025
2021 Term Loan (1)	996.5	996.3	January 31, 2027
2021 Credit Facility (1)	1,165.0	1,080.0	January 31, 2027
2021 EUR Three Year Delayed Draw Term Loan (1) (2)	894.0	882.9	May 28, 2024
2021 USD Two Year Delayed Draw Term Loan (1)	1,499.5	1,499.3	December 28, 2023
3.50% senior notes (3)	—	999.8	January 31, 2023
3.000% senior notes	697.9	694.5	June 15, 2023
0.600% senior notes	499.2	498.9	January 15, 2024
5.00% senior notes	1,000.2	1,000.5	February 15, 2024
3.375% senior notes	648.7	648.3	May 15, 2024
2.950% senior notes	646.9	646.4	January 15, 2025
2.400% senior notes	747.6	747.3	March 15, 2025
1.375% senior notes (4)	539.1	532.1	April 4, 2025

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

4.000% senior notes	747.1	746.8	June 1, 2025
1.300% senior notes	497.6	497.3	September 15, 2025
4.400% senior notes	498.3	498.1	February 15, 2026
1.600% senior notes	696.6	696.3	April 15, 2026
1.950% senior notes (4)	538.9	532.1	May 22, 2026
1.450% senior notes	594.8	594.5	September 15, 2026
3.375% senior notes	993.4	992.9	October 15, 2026
3.125% senior notes	398.7	398.6	January 15, 2027
2.750% senior notes	746.3	746.1	January 15, 2027
0.450% senior notes (4)	808.5	798.2	January 15, 2027
0.400% senior notes (4)	537.3	530.4	February 15, 2027
3.650% senior notes	643.7	643.3	March 15, 2027
3.55% senior notes	746.5	746.3	July 15, 2027
3.600% senior notes	695.4	695.1	January 15, 2028
0.500% senior notes (4)	806.8	796.6	January 15, 2028
1.500% senior notes	646.6	646.5	January 31, 2028
5.500% senior notes	692.6	—	March 15, 2028
3.950% senior notes	592.9	592.6	March 15, 2029
0.875% senior notes (4)	808.0	797.8	May 21, 2029
3.800% senior notes	1,637.3	1,636.8	August 15, 2029
2.900% senior notes	743.6	743.4	January 15, 2030
2.100% senior notes	742.4	742.2	June 15, 2030
0.950% senior notes (4)	535.3	528.5	October 5, 2030
1.875% senior notes	792.7	792.5	October 15, 2030
2.700% senior notes	694.6	694.4	April 15, 2031
2.300% senior notes	692.1	691.9	September 15, 2031
1.000% senior notes (4)	697.9	689.1	January 15, 2032
4.050% senior notes	642.4	642.2	March 15, 2032
5.650% senior notes	789.9	—	March 15, 2033
1.250% senior notes (4)	535.2	528.5	May 21, 2033
3.700% senior notes	592.3	592.2	October 15, 2049
3.100% senior notes	1,038.3	1,038.3	June 15, 2050
2.950% senior notes	1,022.7	1,022.5	January 15, 2051
Total American Tower Corporation debt	36,064.0	36,307.0

Series 2013-2A securities (5)	—	1,299.7	N/A
Series 2018-1A securities (6)	496.3	496.1	March 15, 2028
Series 2023-1A securities (7)	1,281.6	—	March 15, 2028
Series 2015-2 notes (8)	523.6	523.4	June 16, 2025
Other subsidiary debt (9)	155.5	16.2	Various
Total American Tower subsidiary debt	2,457.0	2,335.4
Finance lease obligations	21.0	27.8
Total	38,542.0	38,670.2
Less current portion of long-term obligations	(3,856.4)	(4,514.2)
Long-term obligations	$34,685.6	$34,156.0
_______________
(1)Accrues interest at a variable rate.
(2)Reflects borrowings denominated in Euro (“EUR”) and, for the 2021 Multicurrency Credit Facility (as defined below), reflects borrowings denominated in both EUR and U.S. Dollars (“USD”).
(3)Repaid in full on January 31, 2023 using borrowings under the 2021 Credit Facility (as defined below).
(4)Notes are denominated in EUR.
(5)Repaid in full on the March 2023 repayment date using proceeds from the 2023 Securitization (as defined below).
(6)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.
(7)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2053.
(8)Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2050.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
(9)Includes amounts drawn under letters of credit in Nigeria, which are denominated in USD, and the India Term Loan (as defined below), which is denominated in Indian Rupee (“INR”).

Current portion of long-term obligations— The Company’s current portion of long-term obligations primarily includes (i) $1.5 billion in borrowings under the 2021 USD Two Year Delayed Draw Term Loan (as defined below), (ii) $700.0 million aggregate principal amount of the Company’s 3.000% senior unsecured notes due June 15, 2023, (iii) $500.0 million aggregate principal amount of the Company’s 0.600% senior unsecured notes due January 15, 2024 and (iv) $1.0 billion aggregate principal amount of the Company’s 5.00% senior unsecured notes due February 15, 2024.
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
Repayment of Series 2013-2A Securities—On the March 2023 repayment date, the Company repaid the entire $1.3 billion aggregate principal amount outstanding under the Company’s Secured Tower Revenue Securities, Series 2013-2A due 2023 (the “Series 2013-2A Notes”), pursuant to the terms of the agreements governing such securities. The repayment was funded with proceeds from the 2023 Securitization (as defined below).
Secured Tower Revenue Securities, Series 2023-1, Subclass A and Series 2023-1, Subclass R—On March 13, 2023, the Company completed a securitization transaction (the “2023 Securitization”), in which American Tower Trust I (the “Trust”) issued $1.3 billion aggregate principal amount of Secured Tower Revenue Securities, Series 2023-1, Subclass A (the “Series 2023-1A Securities”). To satisfy the applicable risk retention requirements of Regulation RR promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act” and, such requirements, the “Risk Retention Rules”), the Trust issued, and one of the Company’s affiliates purchased, $68.5 million aggregate principal amount of Secured Tower Revenue Securities, Series 2023-1, Subclass R (the “Series 2023-1R Securities” and, together with the Series 2023-1A Securities, the “2023 Securities”) to retain an “eligible horizontal residual interest” (as defined in the Risk Retention Rules) in an amount equal to at least 5% of the fair value of the 2023 Securities.
The assets of the Trust consist of a nonrecourse componentized loan, which also secures each of (i) the Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”) and (ii) the Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”) issued in a securitization transaction in March 2018 (the “2018 Securitization” and, together with the 2023 Securitization, the “Trust Securitizations”) (the “Loan”) made by the Trust to American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (together, the “AMT Asset Subs”). The AMT Asset Subs are jointly and severally liable under the Loan, which is secured primarily by mortgages on the AMT Asset Subs’ interests in 5,036 broadcast and wireless communications towers and related assets (the “Trust Sites”).
The 2023 Securities correspond to components of the Loan made to the AMT Asset Subs pursuant to the Second Supplement and Amendment dated as of March 13, 2023 (the “2023 Supplement”) to the Second Amended and Restated Loan and Security Agreement dated as of March 29, 2018 (the “Loan Agreement,” which continues to govern the 2018 Securities, and collectively, the “Trust Loan Agreement”).
The 2023 Securities represent a pass-through interest in the components of the Loan corresponding to the 2023 Securities. The Series 2023-1A Securities have an interest rate of 5.490% and the Series 2023-1R Securities have an interest rate of 5.735%. The 2023 Securities have an expected life of approximately five years with a final repayment date in March 2053.
The debt service on the Loan will be paid solely from the cash flows generated from the operation of the Trust Sites held by the AMT Asset Subs. The AMT Asset Subs are required to make monthly payments of interest on the Loan. Subject to certain limited exceptions described below, no payments of principal will be required to be made on the components of the Loan corresponding to the 2023 Securities prior to the monthly payment date in March 2028, which is the anticipated repayment date for such components.
The AMT Asset Subs may prepay the Loan at any time, provided it is accompanied by applicable prepayment consideration. If the prepayment occurs within twelve months of the anticipated repayment date for the 2023 Securities, no prepayment consideration is due. The entire unpaid principal balance of the components of the Loan corresponding to the 2023 Securities will be due in March 2053.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Under the Trust Loan Agreement, the AMT Asset Subs are required to maintain reserve accounts, including for ground rents, real estate and personal property taxes and insurance premiums, and, in certain circumstances, to reserve a portion of advance rents from tenants on the Trust Sites. Based on the terms of the Trust Loan Agreement, all rental cash receipts received each month are reserved for the succeeding month and held in an account controlled by the trustee and then released. The $77.7 million held in the reserve accounts as of March 31, 2023 is classified as restricted cash on the Company’s accompanying condensed consolidated balance sheet.
Repayment of 3.50% Senior Notes—On January 31, 2023, the Company repaid $1.0 billion aggregate principal amount of the 3.50% senior unsecured notes due 2023 (the “3.50% Notes”) upon their maturity. The 3.50% Notes were repaid using borrowings under the 2021 Credit Facility. Upon completion of the repayment, none of the 3.50% Notes remained outstanding.
Offering of Senior Notes
5.500% Senior Notes and 5.650% Senior Notes Offering—On March 3, 2023, the Company completed a registered public offering of $700.0 million aggregate principal amount of 5.500% senior unsecured notes due 2028 (the “5.500% Notes”) and $800.0 million aggregate principal amount of 5.650% senior unsecured notes due 2033 (the “5.650% Notes” and, together with the 5.500% Notes, the “Notes”). The net proceeds from this offering were approximately $1,480.9 million, after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility.
The key terms of the Notes are as follows:

Senior Notes	Aggregate Principal Amount (in millions)	Issue Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
5.500% Notes	$700.0	March 3, 2023	March 15, 2028	5.500%	September 15, 2023	March 15 and September 15	February 15, 2028
5.650% Notes	$800.0	March 3, 2023	March 15, 2033	5.650%	September 15, 2023	March 15 and September 15	December 15, 2032
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

Bank Facilities
2021 Multicurrency Credit Facility—During the three months ended March 31, 2023, the Company borrowed an aggregate of $725.0 million and repaid an aggregate of $1.6 billion of revolving indebtedness under the Company’s $6.0 billion senior unsecured multicurrency revolving credit facility, as amended and restated in December 2021 (the “2021 Multicurrency Credit Facility”). The Company used the borrowings for general corporate purposes.

2021 Credit Facility—During the three months ended March 31, 2023, the Company borrowed an aggregate of $1.0 billion and repaid an aggregate of $935.0 million of revolving indebtedness under the Company’s $4.0 billion senior unsecured revolving credit facility, as amended and restated in December 2021 (the “2021 Credit Facility”). The Company used the borrowings to repay outstanding indebtedness, including the 3.50% Notes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
As of March 31, 2023, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the Company’s $1.0 billion unsecured term loan, as amended and restated in December 2021 (the “2021 Term Loan”), the Company’s 825.0 million EUR unsecured term loan, as amended and restated in December 2021 (the “2021 EUR Three Year Delayed Draw Term Loan”) and the Company’s $1.5 billion unsecured term loan entered into in December 2021 (the “2021 USD Two Year Delayed Draw Term Loan”) were as follows:

	Outstanding Principal Balance (in millions)	Undrawn letters of credit (in millions)	Maturity Date		Current margin over LIBOR or EURIBOR (1)	Current commitment fee (2)
2021 Multicurrency Credit Facility	$2,882.7	$3.5	June 30, 2025	(3)	1.125%	0.110%
2021 Credit Facility	1,165.0	30.5	January 31, 2027	(3)	1.125%	0.110%
2021 Term Loan	1,000.0	N/A	January 31, 2027		1.125%	N/A
2021 EUR Three Year Delayed Draw Term Loan	894.2	N/A	May 28, 2024		1.125%	N/A
2021 USD Two Year Delayed Draw Term Loan	1,500.0	N/A	December 28, 2023		1.125%	N/A
_______________
(1)London Interbank Offered Rate (“LIBOR”) applies to the USD denominated borrowings under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan and the 2021 USD Two Year Delayed Draw Term Loan. Euro Interbank Offer Rate (“EURIBOR”) applies to the EUR denominated borrowings under the 2021 Multicurrency Credit Facility and all of the borrowings under the 2021 EUR Three Year Delayed Draw Term Loan.
(2)Fee on undrawn portion of each credit facility.
(3)Subject to two optional renewal periods.

India Term Loan—On February 16, 2023, the Company entered into a 12.0 billion INR (approximately $145.1 million at the date of signing) unsecured term loan with a maturity date that is one year from the date of the first draw thereunder (the “India Term Loan”). On February 17, 2023, the Company borrowed 10.0 billion INR (approximately $120.7 million at the date of borrowing) under the India Term Loan. The India Term Loan bears interest at the three month treasury bill rate as announced by the Financial Benchmarks India Private Limited plus a margin of 1.95%. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The India Term Loan does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows:

	March 31, 2023			December 31, 2022
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investments in equity securities (1)	$30.4	—	—	$29.2	—	—
VIL OCDs	—	$101.6	—	—	—	—
Liabilities:
Interest rate swap agreements	—	$3.1	—	—	$6.2	—
Fair value of debt related to interest rate swap agreements (2)	$(1.8)	—	—	$(4.9)	—	—
_______________
(1)Investments in equity securities are recorded in Notes receivable and other non-current assets in the consolidated balance sheet at fair value. Unrealized holding gains and losses for equity securities are recorded in Other income (expense) in the consolidated statements of operations in the current period. During the three months ended March 31, 2023 and 2022, the Company recognized unrealized gains of $1.2 million and $9.5 million for equity securities held as of March 31, 2023.
(2)Included in the carrying values of the corresponding debt obligations.

During the three months ended March 31, 2023, the Company made no changes to the methods described in note 11 to its consolidated financial statements included in the 2022 Form 10-K that it used to measure the fair value of its interest rate swap agreements.
VIL Optionally Convertible Debentures—In February 2023, one of the Company’s customers in India, Vodafone Idea Limited (“VIL”), issued optionally convertible debentures (the “VIL OCDs”) to the Company’s subsidiary, ATC Telecom Infrastructure Private Limited (“ATC TIPL”), in exchange for VIL’s payment of certain amounts towards accounts receivables. The VIL OCDs are to be repaid by VIL with interest and ATC TIPL has the option to convert the debentures into equity of VIL. The VIL OCDs were issued for an aggregate face value of 16.0 billion INR (approximately $193.2 million on the date of issuance). The VIL OCDs mature in tranches with 8.0 billion INR (approximately $96.6 million on the date of issuance) maturing on August 27, 2023 and 8.0 billion INR (approximately $96.6 million on the date of issuance) maturing on August 27, 2024. The fair value of the VIL OCDs at issuance was approximately $116.5 million. The VIL OCDs accrue interest at a rate of 11.2% annually. Interest is payable to ATC TIPL semi-annually beginning on August 27, 2023.

The VIL OCDs are recorded in Prepaid and other current assets and Notes receivable and other non-current assets in the consolidated balance sheet at fair value. The significant input to the fair value of the VIL OCDs is the VIL equity share price underlying the instruments, less a liquidity discount. Unrealized holding gains and losses for the VIL OCDs are recorded in Other income (expense) in the consolidated statements of operations in the current period. During the three months ended March 31, 2023, the Company recognized unrealized losses of $15.7 million for the VIL OCDs held as of March 31, 2023.
 Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. There were no material impairments during the three months ended March 31, 2023 and 2022 and there were no significant unobservable inputs used to determine fair value during the three months ended March 31, 2023 or 2022. There were no other items measured at fair value on a nonrecurring basis during the three months ended March 31, 2023 or 2022.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at March 31, 2023 and December 31, 2022 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of March 31, 2023 and December 31, 2022, the carrying value of long-term obligations, including the current portion, was $38.5 billion and $38.7 billion, respectively. As of March 31, 2023, the fair value of long-term obligations, including the current portion, was $35.5 billion, of which $25.6 billion was measured using Level 1 inputs and $9.9 billion was measured using Level 2 inputs. As of December 31, 2022, the fair value of long-term obligations, including the current portion, was $35.1 billion, of which $24.5 billion was measured using Level 1 inputs and $10.6 billion was measured using Level 2 inputs.
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
The increase in the income tax provision during the three months ended March 31, 2023 was primarily attributable to the reversal of valuation allowances in certain foreign jurisdictions during the three months ended March 31, 2022. The increase in the income tax provision during the three months ended March 31, 2023 was also attributable to increased earnings in certain foreign jurisdictions, offset by fewer additions to reserves for the Company’s existing tax positions during the three months ended March 31, 2023.
As of March 31, 2023 and December 31, 2022, the total unrecognized tax benefits that would impact the ETR, if recognized, were approximately $86.9 million and $103.6 million, respectively. The amount of unrecognized tax benefits during the three months ended March 31, 2023 includes (i) additions to the Company’s existing tax positions of $1.2 million, (ii) additions due to foreign currency exchange rate fluctuations of $1.2 million, (iii) reductions due to settlements of $7.5 million and (iv) reductions due to credits available against existing tax positions of $11.6 million. Unrecognized tax benefits are expected to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, as described in note 12 to the Company’s consolidated financial statements included in the 2022 Form 10-K. The impact of the amount of these changes to previously recorded uncertain tax positions could range from zero to $18.0 million.

The Company recorded the following penalties and income tax-related interest expense during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Penalties and income tax-related interest expense	$2.8	$7.3
As of March 31, 2023 and December 31, 2022, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheets were $43.9 million and $43.3 million, respectively.
9.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably. Awards granted prior to March 10, 2023 generally vest over four years for time-based restricted stock units (“RSUs”)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
and stock options. In December 2022, the Company’s Compensation Committee changed the terms of its awards to generally vest over three years. The change in vesting terms is applicable for new awards granted beginning on March 10, 2023 and does not change the vesting terms applicable to grants awarded prior to March 10, 2023. The impact of the change in vesting terms is estimated to be approximately $7.9 million for the year ended December 31, 2023. Performance-based restricted stock units (“PSUs”) generally vest over three years. Stock options generally expire ten years from the date of grant. As of March 31, 2023, the Company had the ability to grant stock-based awards with respect to an aggregate of 4.0 million shares of common stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
During the three months ended March 31, 2023 and 2022, the Company recorded the following stock-based compensation expense in selling, general, administrative and development expense:

	Three Months Ended March 31,
	2023	2022
Stock-based compensation expense	$65.5	$56.7
Stock Options—As of March 31, 2023, there was no unrecognized compensation expense related to unvested stock options.
The Company’s option activity for the three months ended March 31, 2023 was as follows (shares disclosed in full amounts):

Number of Options
Outstanding as of January 1, 2023	855,154
Exercised	(21,526)
Forfeited	—
Expired	—
Outstanding as of March 31, 2023	833,628
Restricted Stock Units—As of March 31, 2023, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $289.3 million and is expected to be recognized over a weighted average period of approximately two years. Vesting of RSUs is subject generally to the employee’s continued employment or death, disability or qualified retirement (each as defined in the applicable RSU award agreement).
Performance-Based Restricted Stock Units—During the three months ended March 31, 2023, the Company’s Compensation Committee (the “Compensation Committee”) granted an aggregate of 118,684 PSUs (the “2023 PSUs”) to its executive officers and established the performance metrics for these awards. During the years ended December 31, 2022 and 2021, the Compensation Committee granted an aggregate of 98,542 PSUs (the “2022 PSUs”) and 98,694 PSUs (the “2021 PSUs”), respectively, to its executive officers and established the performance metrics for these awards. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to each of the 2023 PSUs, the 2022 PSUs and the 2021 PSUs and will be used to calculate the number of shares that will be issuable when each award vests, which may range from zero to 200% of the target amounts. At the end of each three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established performance goals. PSUs will be paid out in common stock at the end of each performance period, subject generally to the executive’s continued employment or death, disability or qualified retirement (each as defined in the applicable PSU award agreement). PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the three months ended March 31, 2023 was as follows (shares disclosed in full amounts):

	RSUs	PSUs
Outstanding as of January 1, 2023 (1)	1,382,879	276,468
Granted (2)	945,029	118,684
Vested and Released (3)	(511,200)	(46,850)
Forfeited	(23,247)	—
Outstanding as of March 31, 2023	1,793,461	348,302
Vested and deferred as of March 31, 2023 (4)	—	12,677
_______________
(1)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the outstanding 2022 PSUs and the outstanding 2021 PSUs, or 98,542 shares and 98,694 shares, respectively, and the shares issuable at the end of the three-year performance period for the PSUs granted in 2020 (the “2020 PSUs”) based on achievement against the performance metrics for the three-year performance period, or 79,232 shares.
(2)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2023 PSUs, or 118,684 shares.
(3)PSUs consist of shares vested pursuant to the 2020 PSUs. There are no additional shares to be earned related to the 2020 PSUs. As of March 31, 2023, 19,705 earned shares remain outstanding and will vest in May 2023.
(4)Vested and deferred PSUs are related to deferred compensation for certain former employees.
During the three months ended March 31, 2023, the Company recorded $6.8 million, respectively, in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at March 31, 2023 was $25.4 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted average period over which the cost will be recognized is approximately three years.
10.    EQUITY
Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to the ESPP and upon exercise of stock options granted under the 2007 Plan. During the three months ended March 31, 2023, the Company received an aggregate of $1.8 million in proceeds upon exercises of stock options.
2020 “At the Market” Stock Offering Program—In August 2020, the Company established an “at the market” stock offering program through which it may issue and sell shares of its common stock having an aggregate gross sales price of up to $1.0 billion (the “2020 ATM Program”). Sales under the 2020 ATM Program may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to specific instructions of the Company, at negotiated prices. The Company intends to use the net proceeds from any issuances under the 2020 ATM Program for general corporate purposes, which may include, among other things, the funding of acquisitions, additions to working capital and repayment or refinancing of existing indebtedness. As of March 31, 2023, the Company has not sold any shares of common stock under the 2020 ATM Program.
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
During the three months ended March 31, 2023, there were no repurchases under either of the Buyback Programs. As of March 31, 2023, the Company has repurchased a total of 14,451,325 shares of its common stock under the 2011 Buyback for an aggregate of $1.5 billion, including commissions and fees. As of March 31, 2023, the Company has not made any repurchases under the 2017 Buyback.

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
Distributions—During the three months ended March 31, 2023, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
March 8, 2023	April 28, 2023	April 14, 2023	$1.56	$727.0
December 7, 2022	February 2, 2023	December 28, 2022	$1.56	$726.3
_______________
(1)Does not include amounts accrued for distributions payable related to unvested restricted stock units.
During the three months ended March 31, 2022, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
March 10, 2022	April 29, 2022	April 13, 2022	$1.40	$638.8
December 15, 2021	January 14, 2022	December 27, 2021	$1.39	$633.5
_______________
(1)Does not include amounts accrued for distributions payable related to unvested restricted stock units.
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of March 31, 2023, the amount accrued for distributions payable related to unvested restricted stock units was $13.0 million. During the three months ended March 31, 2023 and 2022, the Company paid $6.6 million and $6.6 million of distributions upon the vesting of restricted stock units, respectively. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.
11.    NONCONTROLLING INTERESTS
European Interests—In 2021, PGGM converted its previously held noncontrolling interest in a subsidiary that primarily consisted of the Company’s operations in France, Germany and Poland (“Former ATC Europe”) into noncontrolling interests in subsidiaries, consisting of the Company's operations in Germany and Spain. In 2021, Caisse de dépôt et placement du Québec (“CDPQ”) and Allianz insurance companies and funds managed by Allianz Capital Partners GmbH, including the Allianz European Infrastructure Fund (collectively, “Allianz”) acquired 30% and 18% noncontrolling interests, respectively, in ATC Europe (the “ATC Europe Transactions”) for total aggregate consideration of 2.6 billion EUR (approximately $3.1 billion at the date of closing).
As of March 31, 2023, ATC Europe consists of the Company’s operations in France, Germany, Poland and Spain. The Company currently holds a 52% controlling interest in ATC Europe, with CDPQ and Allianz holding 30% and 18% noncontrolling interests, respectively. ATC Europe holds a 100% interest in the subsidiaries that consist of the Company’s operations in France and Poland and an 87% and an 83% controlling interest in the subsidiaries that consist of the Company’s operations in Germany and Spain, respectively, with PGGM holding a 13% and a 17% noncontrolling interest in each respective subsidiary.
Bangladesh Partnership—In 2021, the Company acquired a 51% controlling interest in Kirtonkhola Tower Bangladesh Limited (“KTBL”) for 900 million Bangladeshi Taka (“BDT”) (approximately $10.6 million at the date of closing). Confidence Group holds a 49% noncontrolling interest in KTBL.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Stonepeak Transaction—In July 2022, the Company entered into an agreement pursuant to which certain investment vehicles affiliated with Stonepeak Partners LP (such investment vehicles, collectively, “Stonepeak”) acquired a noncontrolling ownership interest in the Company’s U.S. data center business. The transaction was completed in August 2022 for total aggregate consideration of $2.5 billion, through an investment in common equity of $1,750.0 million and mandatorily convertible preferred equity of $750.0 million. In October 2022, the Company entered into an agreement with Stonepeak for Stonepeak to acquire additional common equity and mandatorily preferred equity interests in the Company’s U.S. data center business for total aggregate consideration of $570.0 million (together with the August 2022 closing, the “Stonepeak Transaction”).
As of March 31, 2023, the Company holds a common equity interest of approximately 72% in its U.S. data center business, with Stonepeak holding approximately 28% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity. On a fully converted basis, which is expected to occur four years from the date of closing in August 2022, and on the basis of the currently outstanding equity, the Company will hold a controlling ownership interest of approximately 64%, with Stonepeak holding approximately 36%. The mandatorily convertible preferred equity, which accrues dividends at 5.0%, will convert into common equity on a one for one basis, subject to adjustment that will be measured on the conversion date.
Dividends to noncontrolling interests—Certain of the Company’s subsidiaries may, from time to time, declare dividends. During the three months ended March 31, 2023, the Company’s U.S. data center business had distributions of $11.4 million related to the outstanding Stonepeak mandatorily convertible preferred equity (the “Stonepeak Preferred Distributions”). As of March 31, 2023, the amount accrued for Stonepeak Preferred Distributions was $11.4 million.
The changes in noncontrolling interests were as follows:

	Three Months Ended March 31,
	2023	2022
Balance as of January 1,	$6,836.1	$3,988.4
Net loss attributable to noncontrolling interests	(20.8)	(9.0)
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	39.9	(91.5)
Distributions to noncontrolling interest holders (1)	(11.5)	(0.2)
Balance as of March 31,	$6,843.7	$3,887.7
_______________
(1)For the three months ended March 31, 2023, primarily includes $11.4 million of Stonepeak Preferred Distributions.

12.    EARNINGS PER COMMON SHARE
The following table sets forth basic and diluted net income per common share computational data (shares in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Net income attributable to American Tower Corporation common stockholders	$335.8	$711.7
Basic weighted average common shares outstanding	465,741	455,946
Dilutive securities	1,069	1,265
Diluted weighted average common shares outstanding	466,810	457,211
Basic net income attributable to American Tower Corporation common stockholders per common share	$0.72	$1.56
Diluted net income attributable to American Tower Corporation common stockholders per common share	$0.72	$1.56
Shares Excluded From Dilutive Effect—The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis):

	Three Months Ended March 31,
	2023	2022
Restricted stock units	5	106

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
Verizon Transaction—In March 2015, the Company entered into an agreement with various operating entities of Verizon Communications Inc. (“Verizon”) that currently provides for the lease, sublease or management of approximately 11,250 wireless communications sites commencing March 27, 2015. The average term of the lease or sublease for all communications sites at the inception of the agreement was approximately 28 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the leased sites in tranches, subject to the applicable lease, sublease or management rights upon its scheduled expiration. Each tower is assigned to an annual tranche, ranging from 2034 to 2047, which represents the outside expiration date for the sublease rights to the towers in that tranche. The purchase price for each tranche is a fixed amount stated in the lease for such tranche plus the fair market value of certain alterations made to the related towers. The aggregate purchase option price for the towers leased and subleased is approximately $5.0 billion. Verizon will occupy the sites as a tenant for an initial term of ten years with eight optional successive five-year terms, each of which is governed by standard master lease agreement terms established as a part of the transaction.
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 1,900 towers commencing between December 2000 and August 2004. Substantially all of the towers are part of the Trust Securitizations. The average term of the lease or sublease for all communications sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of March 31, 2023, the Company has purchased an aggregate of approximately 500 of the subleased towers which are subject to the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is $1.1 billion and includes per annum accretion through the applicable expiration of the lease or sublease of a site. For all these sites, AT&T has the right to continue to lease the reserved space through June 30, 2025 at the then-current monthly fee, which will escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T has the right to renew the lease for up to five successive five-year terms.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
14.    ACQUISITIONS
Impact of current year acquisitions—The Company typically acquires communications sites and other communications infrastructure assets from wireless carriers or other tower operators and subsequently integrates those sites and related assets into its existing portfolio of communications sites and related assets. In the United States, acquisitions may also include data center facilities and related assets. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the three months ended March 31, 2023 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend on, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Communications sites acquired from communications service providers may never have been operated as a business and may instead have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.
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
During the three months ended March 31, 2023 and 2022, the Company recorded acquisition and merger related expenses for business combinations and non-capitalized asset acquisition costs and integration costs as follows:

	Three Months Ended March 31,
	2023	2022
Acquisition and merger related expenses	$5.0	$5.7
Integration costs	$2.6	$10.0
During the three months ended March 31, 2022, the Company also recorded benefits of $1.6 million, related to pre-acquisition contingencies and settlements.
2023 Transactions
The estimated aggregate impact of the acquisitions completed in 2023 on the Company’s revenues and gross margin for the three months ended March 31, 2023 was not material to the Company’s operating results.
Other Acquisitions—During the three months ended March 31, 2023, the Company acquired a total of 8 communications sites, as well as other communications infrastructure assets, in the United States, Canada, Poland and Spain for an aggregate purchase price of $17.5 million. Of the aggregate purchase price, $8.4 million is reflected as a payable in the consolidated balance sheet as of March 31, 2023. These acquisitions were accounted for as asset acquisitions.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The following table summarizes the allocations of the purchase prices for the fiscal year 2023 acquisitions based upon their estimated fair value at the date of acquisition:

Other
Current assets	$1.5
Property and equipment	7.5
Intangible assets (1):
Tenant-related intangible assets	8.0
Network location intangible assets	0.8
Other non-current assets	0.8
Current liabilities	(0.2)
Other non-current liabilities	(0.9)
Net assets acquired	17.5
Fair value of net assets acquired	17.5
Purchase price	$17.5
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
Data Centers—The Company’s Data Centers segment relates to data center facilities and related assets that the Company owns and operates in the United States. The Data Centers segment offers different types of leased spaces and related services from, and requires different resources, skill sets and marketing strategies than, the existing property operating segment in the U.S. & Canada.
As of March 31, 2023, the Company’s property operations consisted of the following:
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
The accounting policies applied in compiling segment information below are similar to those described in note 1 to the Company’s consolidated financial statements included in the 2022 Form 10-K and as updated in note 1 above. Among other factors, in evaluating financial performance in each business segment, management uses segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding Depreciation, amortization and accretion; Selling, general, administrative and development expense; and Other operating expenses. The Company defines segment operating profit as segment gross margin less Selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. These measures of segment gross margin and segment operating profit are also before Interest income, Interest expense, Gain (loss) on retirement of long-term obligations, Other income (expense), Net income (loss) attributable to noncontrolling interests and Income tax benefit (provision). The categories of expenses

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
indicated above, such as depreciation, have been excluded from segment operating performance as they are not considered in the review of information or the evaluation of results by management. There are no significant revenues resulting from transactions between the Company’s operating segments. All intercompany transactions are eliminated to reconcile segment results and assets to the consolidated statements of operations and consolidated balance sheets.
Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2023 and 2022 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

	Property						Total Property	Services	Other	Total
Three Months Ended March 31, 2023	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers
Segment revenues	$1,287.6	$251.1	$317.0	$191.7	$464.1	$203.0	$2,714.5	$52.7		$2,767.2
Segment operating expenses	205.3	168.4	118.5	73.1	137.9	83.8	787.0	19.1		806.1
Segment gross margin	1,082.3	82.7	198.5	118.6	326.2	119.2	1,927.5	33.6		1,961.1
Segment selling, general, administrative and development expense (1)	40.8	8.8	21.4	14.6	29.7	17.5	132.8	5.7		138.5
Segment operating profit	$1,041.5	$73.9	$177.1	$104.0	$296.5	$101.7	$1,794.7	$27.9		$1,822.6
Stock-based compensation expense									$65.5	65.5
Other selling, general, administrative and development expense									59.9	59.9
Depreciation, amortization and accretion									794.1	794.1
Other expense (2)									534.7	534.7
Income from continuing operations before income taxes										$368.4
Total assets	$26,657.4	$3,879.7	$4,632.4	$11,609.5	$8,741.0	$10,632.5	$66,152.5	$125.2	$540.0	$66,817.7
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $65.5 million.
(2)Primarily includes interest expense and losses from foreign currency exchange rate fluctuations. Three months ended March 31, 2023 also includes a loss on the sale of Mexico Fiber of $80.0 million and $29.8 million in impairment charges.

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
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains statements about future events and expectations, or forward-looking statements, relating to our goals, beliefs, strategies, plans or current expectations and other statements that are not of historical facts. For example, when we use words such as “project,” “plan,” “believe,” “anticipate,” “expect,” “forecast,” “estimate,” “intend,” “should,” “would,” “could,” “may” or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements. Certain important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Forward-looking statements represent management’s current expectations, beliefs and assumptions, and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.
The discussion and analysis of our financial condition and results of operations that follow are based upon our consolidated and condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates and such differences could be material to the financial statements. This discussion should be read in conjunction with our consolidated and condensed consolidated financial statements herein and the accompanying notes, information set forth under the caption “Critical Accounting Policies and Estimates” in the 2022 Form 10-K, and in particular, the information set forth therein under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure, fiber and property interests that we lease primarily to communications service providers and third-party tower operators, and, as discussed further below, we hold a portfolio of highly interconnected data center facilities and related assets in the United States. Our customers include our tenants, licensees and other payers. We refer to the business encompassing the above as our property operations, which accounted for 98% of our total revenues for the three months ended March 31, 2023 and includes our U.S. & Canada property, Asia-Pacific property, Africa property, Europe property and Latin America property segments and Data Centers segment.
We also offer tower-related services in the United States, including site application, zoning and permitting, structural analysis and construction management, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of March 31, 2023:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S. & Canada:
Canada	220	—	—
United States	27,385	15,168	456
U.S. & Canada total	27,605	15,168	456
Asia-Pacific: (2)
Bangladesh	487	—	—
India	77,472	—	820
Philippines	346	—	—
Asia-Pacific total	78,305	—	820
Africa:
Burkina Faso	726	—	—
Ghana	3,503	657	36
Kenya	3,536	—	9
Niger	902	—	—
Nigeria	7,698	—	—
South Africa	2,861	—	—
Uganda	4,100	—	12
Africa total	23,326	657	57
Europe:
France	3,952	303	8
Germany	14,818	—	—
Poland	62	—	—
Spain	11,662	—	1
Europe total	30,494	303	9
Latin America:
Argentina	498	—	11
Brazil	20,635	2,040	122
Chile	3,721	—	138
Colombia	4,973	—	6
Costa Rica	700	—	2
Mexico	9,566	186	92
Paraguay	1,447	—	—
Peru	3,949	450	1
Latin America total	45,489	2,676	372
_______________
(1)Approximately 95% of the operated towers are held pursuant to long-term finance leases, including those subject to purchase options.
(2)We also control land under carrier or other third-party communications sites in Australia and New Zealand, which provide recurring cash flows through tenant leasing arrangements.

As of March 31, 2023, our property portfolio included 28 operating data center facilities across ten markets in the United States that collectively comprise approximately 3.1 million net rentable square feet (“NRSF”) of data center space, as detailed below:

	Number of Data Centers	Total NRSF (1)
		(in thousands)
San Francisco Bay, CA	8	940
Los Angeles, CA	3	670
Northern Virginia, VA	5	586
New York, NY	2	250
Chicago, IL	2	216
Boston, MA	1	143
Denver, CO	2	35
Miami, FL	2	50
Orlando, FL	1	126
Atlanta, GA	2	95
Total	28	3,111
_______________
(1)Excludes approximately 0.4 million of office and light industrial NRSF.
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
Sale of Mexico Fiber— On March 29, 2023, we completed the sale of one of our subsidiaries in Mexico that held fiber assets (“Mexico Fiber”). Prior to the divestiture, Mexico Fiber’s operating results were included within the Latin America property segment.
The 2022 Form 10-K contains information regarding management’s expectations of long-term drivers of demand for our communications sites, as well as key trends, which management believes provide valuable insight into our operating and financial resource allocation decisions. The discussion below should be read in conjunction with the 2022 Form 10-K and, in particular, the information set forth therein under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.”
In most of our markets, our tenant leases for our communications sites with wireless carriers generally have initial non-cancellable terms of five to ten years with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the three months ended March 31, 2023 was recurring revenue that we should continue to receive in future periods. Most of our tenant leases for our communications sites have provisions that periodically increase the rent due under the lease, typically based on an annual fixed escalation (averaging approximately 3% in the United States) or an inflationary index in most of our international markets, or a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs (pass-through revenue), such as ground rent or power and fuel costs.
Based upon existing customer leases and foreign currency exchange rates as of March 31, 2023, we expect to generate nearly $63 billion of non-cancellable customer lease revenue over future periods, before the impact of straight-line lease accounting.

Following the rulings by the Supreme Court of India regarding carriers’ obligations for the adjusted gross revenue (“AGR”) fees and charges prescribed by the court, we continue to experience variability and a level of uncertainty in collections in India. As further discussed in Item 1A of the 2022 Form 10-K under the caption “Risk Factors—A substantial portion of our current and projected future revenue is derived from a small number of customers, and we are sensitive to adverse changes in the creditworthiness and financial strength of our customers,” in the third quarter of 2022, our largest customer in India, Vodafone Idea Limited (“VIL”), communicated that it would make partial payments of its contractual amounts owed to us and indicated that it would continue to make partial payments for the remainder of 2022. In late 2022, VIL had communicated its intent to resume payments in full under its contractual obligations owed to us beginning on January 1, 2023. However, in early 2023, VIL communicated that it would not be able to resume payments in full of its contractual obligations owed to us, and that it would instead continue to make partial payments (the “VIL Shortfall”).

We considered these recent developments and the uncertainty with respect to amounts owed under our tenant leases when conducting our 2022 annual impairment assessments for long-lived assets and goodwill in India. As a result, we determined that certain fixed and intangible assets had been impaired during the year ended December 31, 2022. We expect to periodically evaluate the carrying value of our Indian assets, which may result in the realization of additional impairment expense or other similar charges. For more information, please see our discussion below under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in this Quarterly Report.

In February 2023, VIL issued optionally convertible debentures (the “VIL OCDs”) to our subsidiary, ATC Telecom Infrastructure Private Limited (“ATC TIPL”), in exchange for VIL’s payment of certain amounts towards accounts receivables. The convertible debentures are to be repaid by VIL with interest and ATC TIPL has the option to convert the debentures into equity of VIL. The VIL OCDs were issued for an aggregate face value of 16.0 billion Indian Rupees (“INR”) (approximately $193.2 million on the date of issuance). The fair value of the VIL OCDs at issuance was approximately $116.5 million.

As a result of the challenging business environment in India, we are exploring various strategic alternatives aimed at potentially reducing our exposure there, including the sale of equity interests in our India operations to one or more private investors. Any such completed transaction could have a material impact on our financial statements and on our results of operations in the period in which any such transaction occurred. There can be no assurance that any such strategic alternative will be implemented and, if so implemented, as to the timing thereof, and any such proposed transaction would be subject to conditions, including regulatory approvals in India.

The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee. Revenue lost from either tenant lease cancellations or the non-renewal of leases or rent renegotiations, which we refer to as churn, has historically not had a material adverse effect on the revenues generated by our consolidated property operations. During the three months ended March 31, 2023, churn was approximately 3% of our tenant billings, primarily driven by churn in our U.S. & Canada property segment, as discussed below.
We expect that our churn rate in our U.S. & Canada property segment will remain elevated for a period of several years through 2025 due to contractual lease cancellations and non-renewals by T-Mobile, including legacy Sprint Corporation leases, pursuant to the terms of our master lease agreement with T-Mobile US, Inc. (the “T-Mobile MLA”) entered into in September 2020.
We will continue to actively monitor the ongoing coronavirus pandemic and may take further actions as may be required by governmental authorities or that we determine are in the best interests of our employees, customers and business partners.

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
Nareit FFO attributable to American Tower Corporation common stockholders is defined as net income before gains or losses from the sale or disposal of real estate, real estate related impairment charges, and real estate related depreciation, amortization and accretion less dividends to noncontrolling interests, and including adjustments for (i) unconsolidated affiliates and (ii) noncontrolling interests. In this section, we refer to Nareit FFO attributable to American Tower Corporation common stockholders as “Nareit FFO (common stockholders).”
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

Results of Operations
Three Months Ended March 31, 2023 and 2022
(in millions, except percentages)
Revenue

	Three Months Ended March 31,		Percent Increase (Decrease)
	2023	2022
Property
U.S. & Canada	$1,287.6	$1,232.4	4%
Asia-Pacific	251.1	298.5	(16)
Africa	317.0	267.8	18
Europe	191.7	198.5	(3)
Latin America	464.1	419.3	11
Data Centers	203.0	184.3	10
Total property	2,714.5	2,600.8	4
Services	52.7	59.5	(11)
Total revenues	$2,767.2	$2,660.3	4%
Three Months Ended March 31, 2023
U.S. & Canada property segment revenue growth of $55.2 million was attributable to:
• Tenant billings growth of $60.0 million, which was driven by:
• $59.9 million due to leasing additional space on our sites (“colocations”) and amendments; and
• $4.2 million from contractual escalations, net of churn;
• Partially offset by:
• A decrease of $2.2 million from other tenant billings; and
• A decrease of $1.9 million generated from newly acquired or constructed sites, which includes the impact of the disposition of certain operations acquired in connection with our acquisition of InSite Wireless Group, LLC;
• Partially offset by a decrease of $4.6 million in other revenue, which included a $6.0 million decrease due to straight-line accounting.
Segment revenue growth included a decrease of $0.2 million attributable to the negative impact of foreign currency translation related to fluctuations in Canadian Dollar.
Asia-Pacific property segment revenue decrease of $47.4 million was attributable to:
• A decrease of $22.0 million in other revenue, primarily due to revenue reserves of $20.8 million related to the VIL Shortfall (as discussed above), as compared to the prior-year period, which included net recoveries of reserves; and
• A decrease of $13.1 million in pass-through revenue, primarily due to revenue reserves of $14.1 million related to the VIL Shortfall;
• Partially offset by tenant billings growth of $11.6 million, which was driven by:
• $9.8 million due to colocations and amendments;
• $6.0 million generated from newly acquired or constructed sites; and
• $0.1 million from other tenant billings;
• Partially offset by a decrease of $4.3 million resulting from churn in excess of contractual escalations.
Segment revenue decline included a decrease of $23.9 million attributable to the negative impact of foreign currency translation related to fluctuations in INR.

Africa property segment revenue growth of $49.2 million was attributable to:
• An increase of $59.8 million in pass-through revenue, primarily due to an increase in fuel prices;
• Tenant billings growth of $33.1 million, which was driven by:
• $13.2 million due to colocations and amendments;
• $9.9 million resulting from contractual escalations, net of churn;
• $9.6 million generated from newly acquired or constructed sites; and
• $0.4 million from other tenant billings; and
• An increase of $2.2 million in other revenue.
Segment revenue growth included a decrease of $45.9 million, attributable to the impact of foreign currency translation, which included, among others, negative impacts of $23.9 million related to fluctuations in Ghanaian Cedi, $9.9 million related to fluctuations in Nigerian Naira, $5.9 million related to fluctuations in South African Rand and $3.0 million related to fluctuations in Kenyan Shilling.
Europe property segment revenue decrease of $6.8 million was attributable to:
• A decrease of $16.8 million in pass-through revenue, primarily due to a decrease in energy costs;
• Partially offset by an increase of $6.3 million in other revenue, primarily attributable to our Spain fiber business acquired in the second quarter of 2022, and tenant billings growth of $12.7 million, which was driven by:
• $6.9 million resulting from contractual escalations, net of churn;
• $3.4 million due to colocations and amendments; and
• $2.6 million generated from newly acquired or constructed sites;
• Partially offset by a decrease of $0.2 million from other tenant billings.

Segment revenue growth included a decrease of $9.0 million primarily attributable to the negative impact of foreign currency translation related to fluctuations in Euro (“EUR”).
Latin America property segment revenue growth of $44.8 million was attributable to:
• Tenant billings growth of $16.8 million, which was driven by:
• $8.4 million due to colocations and amendments;
• $7.7 million from contractual escalations, net of churn; and
• $0.7 million generated from newly acquired or constructed sites;
• An increase of $8.6 million in other revenue, primarily due to a decrease in revenue reserves; and
• An increase of $6.9 million in pass-through revenue, primarily attributable to increased pass-through ground rent costs in Brazil.
Segment revenue growth included an increase of $12.5 million, attributable to the impact of foreign currency translation, which included, among others, positive impacts of $15.3 million related to fluctuations in Mexican Peso and $3.1 million related to fluctuations in Brazilian Real, partially offset by negative impacts of $5.6 million related to fluctuations in Colombian Peso.
Data Centers segment revenue growth of $18.7 million was attributable to:
•An increase of $8.9 million in rental, related and other revenue primarily due to new lease commencements, customer expansions and rent increases upon customer renewals;
•An increase of $6.3 million in power revenue from new lease commencements, increased power consumption and pricing increases from existing customers;
•An increase of $2.3 million in interconnection revenue; and
•An increase of $1.2 million in straight-line revenue.
Services segment revenue decrease of $6.8 million was primarily attributable to a decrease in site application, zoning and permitting and structural analysis services, partially offset by an increase in construction management services.

Gross Margin

	Three Months Ended March 31,		Percent Increase (Decrease)
	2023	2022
Property
U.S. & Canada	$1,082.3	$1,032.6	5%
Asia-Pacific	82.7	123.4	(33)
Africa	198.5	170.1	17
Europe	118.6	106.2	12
Latin America	326.2	289.3	13
Data Centers	119.2	107.7	11
Total property	1,927.5	1,829.3	5
Services	33.6	31.6	6%
Three Months Ended March 31, 2023
•The increase in U.S. & Canada property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $5.5 million.
•The decrease in Asia-Pacific property segment gross margin was primarily attributable to the decrease in revenue described above and an increase in direct expenses of $9.3 million, primarily due to an increase in costs associated with pass-through revenue, including fuel costs. Direct expenses also benefited by $16.0 million from the impact of foreign currency translation.
•The increase in Africa property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $40.9 million, primarily due to an increase in costs associated with pass-through revenue, including fuel costs. Direct expenses also benefited by $20.1 million from the impact of foreign currency translation.
•The increase in Europe property segment gross margin was primarily attributable to a decrease in direct expenses of $15.8 million, primarily due to a decrease in energy costs associated with pass-through revenue, partially offset by the decrease in revenue described above. Direct expenses also benefited by $3.4 million from the impact of foreign currency translation.
•The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $6.6 million, primarily due to an increase in costs associated with pass-through revenue, including land rent costs. Direct expenses were also negatively impacted by $1.3 million from the impact of foreign currency translation.
•The increase in Data Centers segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $7.2 million.
•The increase in Services segment gross margin was primarily due to a decrease in direct expenses of $8.8 million, partially offset by the decrease in revenue described above.

Selling, General, Administrative and Development Expense (“SG&A”)

	Three Months Ended March 31,		Percent Increase (Decrease)
	2023	2022
Property
U.S. & Canada	$40.8	$42.8	(5)%
Asia-Pacific	8.8	47.9	(82)
Africa	21.4	22.5	(5)
Europe	14.6	14.9	(2)
Latin America	29.7	28.8	3
Data Centers	17.5	16.4	7
Total property	132.8	173.3	(23)
Services	5.7	6.0	(5)
Other	125.4	114.6	9
Total selling, general, administrative and development expense	$263.9	$293.9	(10)%
Three Months Ended March 31, 2023
•The decrease in our U.S. & Canada property segment SG&A was primarily driven by decreased personnel costs to support our business.
•The decrease in our Asia-Pacific property segment SG&A was primarily driven by a net decrease in bad debt expense of $35.3 million. For the three months ended March 31, 2023, the impact of the VIL Shortfall is reflected in revenue reserves as described above.
•The decrease in our Africa property segment SG&A was primarily driven by lower canceled construction costs and a benefit from the impact of foreign currency translation, partially offset by an increase in bad debt expense.
•Our Europe and Latin America property segment SG&A and Services segment SG&A were relatively consistent as compared to the prior-year period.
•The increase in our Data Centers segment SG&A was primarily driven by increased personnel costs to support our business.
•The increase in other SG&A was primarily attributable to an increase in stock-based compensation expense of $8.8 million.

Operating Profit

	Three Months Ended March 31,		Percent Increase (Decrease)
	2023	2022
Property
U.S. & Canada	$1,041.5	$989.8	5%
Asia-Pacific	73.9	75.5	(2)
Africa	177.1	147.6	20
Europe	104.0	91.3	14
Latin America	296.5	260.5	14
Data Centers	101.7	91.3	11
Total property	1,794.7	1,656.0	8
Services	27.9	25.6	9%
Three Months Ended March 31, 2023
•The increases in operating profit for the three months ended March 31, 2023 for our U.S. & Canada, Africa and Europe property segments and our Services segment were primarily attributable to increases in our segment gross margin and decreases in our segment SG&A.
•The decrease in operating profit for the three months ended March 31, 2023 for our Asia-Pacific property segment was primarily attributable to a decrease in our segment gross margin, partially offset by a decrease in our segment SG&A.
•The increases in operating profit for the three months ended March 31, 2023 for our Latin America property segment and our Data Centers segment were primarily attributable to increases in our segment gross margin, partially offset by increases in our segment SG&A.
Depreciation, Amortization and Accretion

	Three Months Ended March 31,		Percent Increase (Decrease)
	2023	2022
Depreciation, amortization and accretion	$794.1	$815.8	(3)%
The decrease in depreciation, amortization and accretion expense for the three months ended March 31, 2023 was primarily attributable to a decrease in property and equipment and intangible assets subject to amortization as a result of impairments taken since the beginning of the prior-year period.

Other Operating Expenses

	Three Months Ended March 31,		Percent Increase (Decrease)
	2023	2022
Other operating expenses	$127.5	$26.1	389%
The increase in other operating expenses during the three months ended March 31, 2023 was primarily attributable to a loss on the sale of Mexico Fiber of $80.0 million and an increase in impairment charges of $24.0 million, partially offset by a decrease in integration and acquisition related costs, including pre-acquisition contingencies and settlements, of $6.5 million.
Total Other Expense (Income)

	Three Months Ended March 31,		Percent Increase (Decrease)
	2023	2022
Total other expense (income)	$407.2	$(0.1)	(407,300)%
Total other expense (income) consists primarily of interest expense and realized and unrealized foreign currency gains or losses as a result of foreign currency exchange rate fluctuations primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.
The change in total other expense (income) during the three months ended March 31, 2023 was primarily due to foreign currency losses of $84.1 million in the current period, as compared to foreign currency gains of $242.1 million in the prior-year period and an increase in net interest expense of $56.9 million, primarily due to an increase in our weighted average interest rate. Total other expense (income) for the three months ended March 31, 2023 also includes an unrealized loss of $15.7 million related to the VIL OCDs held as of March 31, 2023.
Income Tax Provision

	Three Months Ended March 31,		Percent Increase (Decrease)
	2023	2022
Income tax provision	$53.4	$22.5	137%
Effective tax rate	14.5%	3.1%
As a real estate investment trust for U.S. federal income tax purposes (“REIT”), we may deduct earnings distributed to stockholders against the income generated by our REIT operations. Consequently, the effective tax rate on income from continuing operations for the three months ended March 31, 2023 and 2022 differs from the federal statutory rate.
The increase in the income tax provision during the three months ended March 31, 2023 was primarily attributable to the reversal of valuation allowances in certain foreign jurisdictions during the three months ended March 31, 2022. The increase in the income tax provision during the three months ended March 31, 2023 was also attributable to increased earnings in certain foreign jurisdictions, offset by fewer additions to reserves for our existing tax positions during the three months ended March 31, 2023.

Net Income / Adjusted EBITDA and Net Income / Nareit FFO attributable to American Tower Corporation common stockholders / Consolidated AFFO / AFFO attributable to American Tower Corporation common stockholders

	Three Months Ended March 31,		Percent Increase (Decrease)
	2023	2022
Net income	$315.0	$702.7	(55)%
Income tax provision	53.4	22.5	137
Other expense (income)	97.8	(252.6)	(139)
Interest expense	340.2	262.4	30
Interest income	(30.8)	(9.9)	211
Other operating expenses	127.5	26.1	389
Depreciation, amortization and accretion	794.1	815.8	(3)
Stock-based compensation expense	65.5	56.7	16
Adjusted EBITDA	$1,762.7	$1,623.7	9%

	Three Months Ended March 31,		Percent Increase (Decrease)
	2023	2022
Net income	$315.0	$702.7	(55)%
Real estate related depreciation, amortization and accretion	728.8	725.1	1
Losses from sale or disposal of real estate and real estate related impairment charges (1)	118.7	13.8	760
Dividends to noncontrolling interests (2)	(11.4)	—	100
Adjustments for unconsolidated affiliates and noncontrolling interests	(68.2)	(41.5)	64
Nareit FFO attributable to American Tower Corporation common stockholders	$1,082.9	$1,400.1	(23)%
Straight-line revenue	(112.0)	(109.4)	2
Straight-line expense	7.9	10.6	(25)
Stock-based compensation expense	65.5	56.7	16
Deferred portion of income tax and other income tax adjustments	(8.9)	(77.3)	(88)
GTP one-time cash tax settlement (3)	—	45.8	(100)
Non-real estate related depreciation, amortization and accretion	65.3	90.7	(28)
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	11.7	12.1	(3)
Other expense (income) (4)	97.8	(252.6)	(139)
Other operating expense (5)	8.8	12.3	(28)
Capital improvement capital expenditures	(35.7)	(27.7)	29
Corporate capital expenditures	(3.0)	(1.3)	131
Adjustments for unconsolidated affiliates and noncontrolling interests	68.2	41.5	64
Consolidated AFFO	$1,248.5	$1,201.5	4%
Adjustments for unconsolidated affiliates and noncontrolling interests (6)	(63.5)	(34.4)	85%
AFFO attributable to American Tower Corporation common stockholders	$1,185.0	$1,167.1	2%
_______________
(1)Included in these amounts are impairment charges of $29.8 million and $5.8 million, respectively. For the three months ended March 31, 2023, includes a loss on the sale of Mexico Fiber of $80.0 million.
(2)For the three months ended March 31, 2023, includes $11.4 million of distributions related to the outstanding mandatorily convertible preferred equity in connection with our agreements with certain investment vehicles affiliated with Stonepeak Partners LP (such investment vehicles, collectively, “Stonepeak”).

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
(4)Includes losses (gains) on foreign currency exchange rate fluctuations of $84.1 million and $(242.1) million, respectively.
(5)Primarily includes acquisition-related costs and integration costs.
(6)Includes adjustments for the impact on both Nareit FFO attributable to American Tower Corporation common stockholders as well as the other line items included in the calculation of Consolidated AFFO.

The decrease in net income for the three months ended March 31, 2023 was primarily due to (i) changes in other expense (income), (ii) an increase in other operating expense, (iii) an increase in interest expense and (iv) an increase in the income tax provision, partially offset by (a) an increase in segment operating profit and (b) a decrease in depreciation, amortization and accretion expense.
The increase in Adjusted EBITDA for the three months ended March 31, 2023 was primarily attributable to the increase in our gross margin and a decrease in SG&A, excluding the impact of stock-based compensation expense of $38.8 million.
The increase in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders for the three months ended March 31, 2023 was primarily attributable to an increase in our operating profit, excluding the impact of straight-line accounting, partially offset by (i) an increase in cash paid for interest, (ii) an increase in dividends to noncontrolling interests, including $11.4 million of distributions related to the outstanding Stonepeak mandatorily convertible preferred equity, and (iii) an increase in capital improvement capital expenditures. The increase in AFFO attributable to American Tower Corporation common stockholders was also impacted by changes in noncontrolling interests held in Data Centers since the beginning of the prior-year period.

Liquidity and Capital Resources
The information in this section updates as of March 31, 2023 the “Liquidity and Capital Resources” section of the 2022 Form 10-K and should be read in conjunction with that report.
Overview
During the three months ended March 31, 2023, our significant financing transactions included:
•Redemption of our 3.50% senior unsecured notes due 2023 (the “3.50% Notes”) upon their maturity.
•Registered public offering in an aggregate amount of $1.5 billion of senior unsecured notes with maturities in 2028 and 2033.
•Securitization transactions, including the repayment of $1.3 billion aggregate principal amount outstanding under our Secured Tower Revenue Securities, Series 2013-2A due 2023 (the “Series 2013-2A Securities”) and the issuance of $1.3 billion aggregate principal amount of the Series 2023-1A Securities (as defined below).
As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes the significant components of our liquidity (in millions):

As of March 31, 2023
Available under the 2021 Multicurrency Credit Facility	$3,117.3
Available under the 2021 Credit Facility	2,835.0
Letters of credit	(34.0)
Total available under credit facilities, net	$5,918.3
Cash and cash equivalents	1,803.0
Total liquidity	$7,721.3
Subsequent to March 31, 2023, we made additional net borrowings of $585.0 million under the 2021 Credit Facility (as defined below).
Summary cash flow information is set forth below (in millions):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used for):
Operating activities	$1,070.5	$663.6
Investing activities	(276.8)	(513.1)
Financing activities	(1,012.6)	(250.9)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	3.6	28.5
Net decrease in cash and cash equivalents, and restricted cash	$(215.3)	$(71.9)
We use our cash flows to fund our operations and investments in our business, including maintenance and improvements, communications site construction, managed network installations and acquisitions. Additionally, we use our cash flows to make distributions, including distributions of our REIT taxable income to maintain our qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). We may also periodically repay or repurchase our existing indebtedness or equity. We typically fund our international expansion efforts primarily through a combination of cash on hand, intercompany debt and equity contributions.
As of March 31, 2023, we had total outstanding indebtedness of $38.8 billion, with a current portion of $3.9 billion. During the three months ended March 31, 2023, we generated sufficient cash flow from operations, together with borrowings under our credit facilities, proceeds from our debt issuances and cash on hand, to fund our acquisitions, capital expenditures and debt service obligations, as well as our required distributions. We believe the cash generated by operating activities during the year ending December 31, 2023, together with our borrowing capacity under our credit facilities, will suffice to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions.

Material Cash Requirements— There were no material changes to the Material Cash Requirements section of the 2022 Form 10-K.
As of March 31, 2023, we had $1.5 billion of cash and cash equivalents held by our foreign subsidiaries. As of March 31, 2023, we had $286.9 million of cash and cash equivalents held by our joint ventures, of which $236.1 million was held by our foreign joint ventures. While certain subsidiaries may pay us interest or principal on intercompany debt, it has not been our practice to repatriate earnings from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay certain taxes.
Cash Flows from Operating Activities
The increase in cash provided by operating activities for the three months ended March 31, 2023 was primarily attributable to (i) changes in unearned revenue, (ii) an increase in the operating profits of our U.S & Canada, Africa, Europe and Latin America property segments and our Data Centers and Services segments and (iii) a decrease in cash paid for taxes, partially offset by an increase in cash paid for interest.
Cash Flows from Investing Activities
Our significant investing activities during the three months ended March 31, 2023 are highlighted below:
•We received $252.5 million from the sale of Mexico Fiber.
•We spent $60.9 million for acquisitions, including payments made for acquisitions completed in 2022.
•We spent $473.0 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$265.8
Ground lease purchases (2)	34.9
Capital improvements and corporate expenditures (3)	38.7
Redevelopment	108.8
Start-up capital projects	24.8
Total capital expenditures (4)	$473.0
_______________
(1)Includes the construction of 1,333 communications sites globally.
(2)Includes $11.7 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(3)Includes $2.1 million of finance lease payments reported in Repayments of notes payable, credit facilities, senior notes, secured debt, term loan and finance leases in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(4)Net of purchase credits of $2.7 million on certain assets, which are recorded in investing activities in our condensed consolidated statements of cash flows.
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
_______________
(1)Includes the construction of approximately 3,450 to 4,550 communications sites globally and approximately $360 million of anticipated spend related to data center assets.

Cash Flows from Financing Activities
Our significant financing activities were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Proceeds from issuance of senior notes, net	$1,494.2	$—
(Repayments) proceeds from credit facilities, net	(835.0)	1,990.0
Proceeds from issuance of securities in securitization transaction	1,300.0	—
Repayment of securitized debt	(1,300.0)	—
Repayments of senior notes (1)	(1,000.0)	(1,551.1)
Distributions to noncontrolling interest holders	(11.2)	(0.1)
Distributions paid on common stock	(733.6)	(641.2)
___________
(1)For the three months ended March 31, 2022, included payment in full of $875.0 million aggregate principal amount and a fair value adjustment of $80.1 million of debt assumed in connection with the acquisition of CoreSite Realty Corporation.
Securitizations
Repayment of Series 2013-2A Securities—On the March 2023 repayment date, we repaid the entire $1.3 billion aggregate principal amount outstanding under the Series 2013-2A Securities, pursuant to the terms of the agreements governing those securities. The repayment was funded with proceeds from the 2023 Securitization (as defined below).
Secured Tower Revenue Securities, Series 2023-1, Subclass A and Series 2023-1, Subclass R— On March 13, 2023, we completed a securitization transaction (the “2023 Securitization”), in which American Tower Trust I (the “Trust”) issued $1.3 billion aggregate principal amount of Secured Tower Revenue Securities, Series 2023-1, Subclass A (the “Series 2023-1A Securities”). To satisfy the applicable risk retention requirements of Regulation RR promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act” and, such requirements, the “Risk Retention Rules”), the Trust issued, and one of our affiliates purchased, $68.5 million aggregate principal amount of Secured Tower Revenue Securities, Series 2023-1, Subclass R (the “Series 2023-1R Securities” and, together with the Series 2023-1A Securities, the “2023 Securities”) to retain an “eligible horizontal residual interest” (as defined in the Risk Retention Rules) in an amount equal to at least 5% of the fair value of the 2023 Securities.
The assets of the Trust consist of a nonrecourse componentized loan, which also secures each of (i) the Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”) and (ii) the Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”) issued in a securitization transaction in March 2018 (the “2018 Securitization” and, together with the 2023 Securitization, the “Trust Securitizations”) (the “Loan”) made by the Trust to American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (together, the “AMT Asset Subs”). The AMT Asset Subs are jointly and severally liable under the Loan, which is secured primarily by mortgages on the AMT Asset Subs’ interests in 5,036 broadcast and wireless communications towers and related assets (the “Trust Sites”).
The 2023 Securities correspond to components of the Loan made to the AMT Asset Subs pursuant to the Second Supplement and Amendment dated as of March 13, 2023 (the “2023 Supplement”) to the Second Amended and Restated Loan and Security Agreement dated as of March 29, 2018 (the “Loan Agreement,” which continues to govern the 2018 Securities, and collectively, the “Trust Loan Agreement”).
The 2023 Securities represent a pass-through interest in the components of the Loan corresponding to the 2023 Securities. The Series 2023-1A Securities have an interest rate of 5.490% and the Series 2023-1R Securities have an interest rate of 5.735%. The 2023 Securities have an expected life of approximately five years with a final repayment date in March 2053.
The debt service on the Loan will be paid solely from the cash flows generated from the operation of the Trust Sites held by the AMT Asset Subs. The AMT Asset Subs are required to make monthly payments of interest on the Loan. Subject to certain limited exceptions described below, no payments of principal will be required to be made on the components of the Loan corresponding to the 2023 Securities prior to the monthly payment date in March 2028, which is the anticipated repayment date for such components.

The AMT Asset Subs may prepay the Loan at any time, provided it is accompanied by applicable prepayment consideration. If the prepayment occurs within twelve months of the anticipated repayment date for the 2023 Securities, no prepayment consideration is due. The entire unpaid principal balance of the components of the Loan corresponding to the 2023 Securities will be due in March 2053.
Repayment of 3.50% Senior Notes—On January 31, 2023, we repaid $1.0 billion aggregate principal amount of the 3.50% Notes upon their maturity. The 3.50% Notes were repaid using borrowings under the 2021 Credit Facility. Upon completion of the repayment, none of the 3.50% Notes remained outstanding.
Offering of Senior Notes
5.500% Senior Notes and 5.650% Senior Notes Offering—On March 3, 2023, we completed a registered public offering of $700.0 million aggregate principal amount of 5.500% senior unsecured notes due 2028 (the “5.500% Notes”) and $800.0 million aggregate principal amount of 5.650% senior unsecured notes due 2033 (the “5.650% Notes” and, together with the 5.500% Notes, the “Notes”). The net proceeds from this offering were approximately $1,480.9 million, after deducting commissions and estimated expenses, which we used to repay existing indebtedness under the 2021 Multicurrency Credit Facility (as defined below) and the 2021 Credit Facility.
The key terms of the Notes are as follows:

Senior Notes	Aggregate Principal Amount (in millions)	Issue Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
5.500% Notes	$700.0	March 3, 2023	March 15, 2028	5.500%	September 15, 2023	March 15 and September 15	February 15, 2028
5.650% Notes	$800.0	March 3, 2023	March 15, 2033	5.650%	September 15, 2023	March 15 and September 15	December 15, 2032
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
2021 Multicurrency Credit Facility—During the three months ended March 31, 2023, we borrowed an aggregate of $725.0 million and repaid an aggregate of $1.6 billion of revolving indebtedness under our $6.0 billion senior unsecured multicurrency revolving credit facility, as amended and restated in December 2021 (the “2021 Multicurrency Credit Facility”). We used the borrowings for general corporate purposes. We currently have $3.5 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Multicurrency Credit Facility in the ordinary course.

2021 Credit Facility—During the three months ended March 31, 2023, we borrowed an aggregate of $1.0 billion and repaid an aggregate of $935.0 million of revolving indebtedness under our $4.0 billion senior unsecured revolving credit facility, as amended and restated in December 2021 (the “2021 Credit Facility”). We used the borrowings to repay outstanding indebtedness, including the 3.50% Notes. We currently have $30.5 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Credit Facility in the ordinary course.
As of March 31, 2023, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, our $1.0 billion unsecured term loan, as amended and restated in December 2021 (the “2021 Term Loan”), our 825.0 million

EUR unsecured term loan, as amended and restated in December 2021 (the “2021 EUR Three Year Delayed Draw Term Loan”) and our $1.5 billion unsecured term loan entered into in December 2021 (the “2021 USD Two Year Delayed Draw Term Loan”) were as follows:

Bank Facility		Outstanding Principal Balance ($ in millions)	Maturity Date		LIBOR or EURIBOR borrowing interest rate range (1)	Base rate borrowing interest rate range (1)	Current margin over LIBOR or EURIBOR and the base rate, respectively
2021 Multicurrency Credit Facility	(2)	$2,882.7	June 30, 2025	(3)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2021 Credit Facility	(4)	1,165.0	January 31, 2027	(3)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2021 Term Loan	(4)	1,000.0	January 31, 2027		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2021 EUR Three Year Delayed Draw Term Loan	(5)	894.2	May 28, 2024		0.875% - 1.625%	0.000% - 0.625%	1.125% and 0.125%
2021 USD Two Year Delayed Draw Term Loan	(4)	1,500.0	December 28, 2023		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
___________
(1)Represents interest rate above: (a) the London Interbank Offered Rate (“LIBOR”) for LIBOR based borrowings, (b) Euro Interbank Offer Rate (“EURIBOR”) for EURIBOR based borrowings and (c) the defined base rate for base rate borrowings, in each case based on our debt ratings.
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
India Term Loan—On February 16, 2023, we entered into a 12.0 billion INR (approximately $145.1 million at the date of signing) unsecured term loan with a maturity date that is one year from the date of the first draw thereunder (the “India Term Loan”). On February 17, 2023, we borrowed 10.0 billion INR (approximately $120.7 million at the date of borrowing) under the India Term Loan. The India Term Loan bears interest at the three month treasury bill rate as announced by the Financial Benchmarks India Private Limited plus a margin of 1.95%. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The India Term Loan does not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium.
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
During the three months ended March 31, 2023, there were no repurchases under either Buyback Program.

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
Sales of Equity Securities—We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan and upon exercise of stock options granted under our equity incentive plan. During the three months ended March 31, 2023, we received an aggregate of $1.8 million in proceeds upon exercises of stock options.
2020 “At the Market” Stock Offering Program—In August 2020, we established an “at the market” stock offering program through which we may issue and sell shares of our common stock having an aggregate gross sales price of up to $1.0 billion (the “2020 ATM Program”). Sales under the 2020 ATM Program may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds from any issuances under the 2020 ATM Program for general corporate purposes, which may include, among other things, the funding of acquisitions, additions to working capital and repayment or refinancing of existing indebtedness. As of March 31, 2023, we have not sold any shares of common stock under the 2020 ATM Program.
Future Financing Transactions—We regularly consider various options to obtain financing and access the capital markets, subject to market conditions, to meet our funding needs. Such capital raising alternatives, in addition to those noted above including the 2020 ATM Program, may include amendments and extensions of our bank facilities, entry into new bank facilities, transactions with private equity funds or partnerships, additional senior note offerings and securitization transactions. No assurance can be given as to whether any such financing transactions will be completed or as to the timing or terms thereof.
Distributions—As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of net operating losses (“NOLs”). We have distributed an aggregate of approximately $15.2 billion to our common stockholders, including the dividend to be paid in April 2023, primarily classified as ordinary income that may be treated as qualified REIT dividends under Section 199A of the Code for taxable years ending before 2026.
During the three months ended March 31, 2023, we paid $1.56 per share, or $726.3 million, to our common stockholders of record. In addition, we declared a distribution of $1.56 per share, or $727.0 million, to be paid on April 28, 2023 to our common stockholders of record at the close of business on April 14, 2023.
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
We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of March 31, 2023, the amount accrued for distributions payable related to unvested restricted stock units was $13.0 million. During the three months ended March 31, 2023, we paid $6.6 million of distributions upon the vesting of restricted stock units.
Factors Affecting Sources of Liquidity
As discussed in the “Liquidity and Capital Resources” section of the 2022 Form 10-K, our liquidity depends on our ability to generate cash flow from operating activities, borrow funds under our credit facilities and maintain compliance with the contractual agreements governing our indebtedness. We believe that the debt agreements discussed below represent our material debt agreements that contain covenants, our compliance with which would be material to an investor’s understanding of our financial results and the impact of those results on our liquidity.
Restrictions Under Loan Agreements Relating to Our Credit Facilities—The loan agreements for the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan, the 2021 EUR Three Year Delayed Draw Term Loan and

the 2021 USD Two Year Delayed Draw Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. As of March 31, 2023, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended March 31, 2023 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~ 2.5	~ 0.4
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ 18.0 (4)	~ 6.0
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
Restrictions Under Agreements Relating to the 2015 Securitization and the Trust Securitizations—The indenture and related supplemental indenture governing the American Tower Secured Revenue Notes, Series 2015-2, Class A (the “Series 2015-2 Notes”) issued by GTP Acquisition Partners I, LLC (“GTP Acquisition Partners”) in a private securitization transaction in May 2015 (the “2015 Securitization”) and the Trust Loan Agreement (collectively, the “Securitization Loan Agreements”) include certain financial ratios and operating covenants and other restrictions customary for transactions subject to rated securitizations. Among other things, GTP Acquisition Partners and the AMT Asset Subs are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets, subject to customary carve-outs for ordinary course trade payables and permitted encumbrances (as defined in the applicable agreements).
Under the Securitization Loan Agreements, amounts due will be paid from the cash flows generated by the assets securing the Series 2015-2 Notes or the assets securing the Loan, as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of such assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to us for use. As of March 31, 2023, $87.9 million held in such reserve accounts was classified as restricted cash.
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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During the Three Months Ended March 31, 2023	DSCR as of March 31, 2023	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$93.0	17.81x	$303.8	$306.5
Trust Securitizations	AMT Asset Subs	Secured Tower Revenue Securities, Series 2023-1, Subclass A, Secured Tower Revenue Securities, Series 2023-1, Subclass R, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (2)	(3)(5)	$135.7	7.20x	$531.9	$545.4
_____________
(1)Based on the net cash flow of the applicable issuer or borrower as of March 31, 2023 and the expenses payable over the next 12 months on the Series 2015-2 Notes or the Loan, as applicable.
(2)If the DSCR were equal to or below 1.30x (the “Cash Trap DSCR”) for any quarter, all cash flow in excess of amounts required to make debt service payments, fund required reserves, pay management fees and budgeted operating expenses and make other payments required under the applicable transaction documents, referred to as excess cash flow, will be deposited into a reserve account (the “Cash Trap Reserve Account”) instead of being released to the applicable issuer or borrower. Once triggered, a Cash Trap DSCR condition continues to exist until the DSCR exceeds the Cash Trap DSCR for two consecutive calendar quarters. Additionally, if the borrower under the 2023 Securitization does not meet certain title insurance policy requirements within the specified time period under the agreements, excess cash flow will also be deposited into the Cash Trap Reserve Account.
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

A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners or the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, and to meet REIT distribution requirements. During an “amortization period,” all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to pay the principal of the Series 2015-2 Notes or the Loan, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to the Series 2015-2 Notes or the Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. With respect to the Series 2015-2 Notes, upon the occurrence of, and during, an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of the Series 2015-2 Notes, declare the Series 2015-2 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of those notes. Furthermore, if GTP Acquisition Partners or the AMT Asset Subs were to default on the Series 2015-2 Notes or the Loan, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,516 communications sites that secure the Series 2015-2 Notes or the 5,036 broadcast and wireless communications towers and related assets that secure the Loan, respectively, in which case we could lose those sites and their associated revenue.
As discussed above, we use our available liquidity and seek new sources of liquidity to fund capital expenditures, future growth and expansion initiatives, satisfy our distribution requirements and repay or repurchase our debt. If we determine that it is desirable or necessary to raise additional capital, we may be unable to do so, or such additional financing may be prohibitively expensive or restricted by the terms of our outstanding indebtedness. Additionally, as further discussed under the caption “Risk Factors” in Item 1A of the 2022 Form 10-K, market volatility and disruption caused by inflation, rising interest rates and supply chain disruptions may impact our ability to raise additional capital through debt financing activities or our ability to repay or refinance maturing liabilities, or impact the terms of any new obligations. If we are unable to raise capital when our needs arise, we may not be able to fund capital expenditures, future growth and expansion initiatives, satisfy our REIT distribution requirements and debt service obligations, or refinance our existing indebtedness.
In addition, our liquidity depends on our ability to generate cash flow from operating activities. As set forth under the caption “Risk Factors” in Item 1A of the 2022 Form 10-K, we derive a substantial portion of our revenues from a small number of customers and, consequently, a failure by a significant customer to perform its contractual obligations to us could adversely affect our cash flow and liquidity.
For more information regarding the terms of our outstanding indebtedness, please see note 8 to our consolidated financial statements included in the 2022 Form 10-K.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated and condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to impairment of long-lived assets, revenue recognition, rent expense, income taxes and accounting for business combinations and acquisitions of assets, as further discussed in the 2022 Form 10-K. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended March 31, 2023. We have made no material changes to the critical accounting policies described in the 2022 Form 10-K.
In October 2019, the Supreme Court of India issued a ruling regarding the definition of AGR and associated fees and charges, which was reaffirmed in March 2020, and again in July 2021 with respect to the total charges, that may have a material financial impact on certain of our customers and could affect their ability to perform their obligations under agreements with us. In September 2020, the Supreme Court of India defined the expected timeline of ten years for payments owed under the ruling. In September 2021, the government of India approved a relief package that, among other things, included (i) a four-year moratorium on the payment of AGR fees owed and (ii) a change in the definition of AGR on a prospective basis. In the third quarter of 2022, our largest customer in India, VIL, communicated that it would make partial payments of its contractual amounts owed to us and indicated that it would continue to make partial payments for the remainder of 2022. In late 2022, VIL had communicated its intent to resume payments in full under its contractual obligations owed to us beginning on January 1, 2023. However, in early 2023, VIL communicated that it would not be able to resume payments in full of its contractual obligations owed to us, and that it would instead continue to make partial payments. As a result, we determined that certain fixed and intangible assets had been impaired during the year ended December 31, 2022. During the year ended December 31, 2022, an impairment of $97.0 million was taken on tower and network location intangible assets in India. We also impaired the tenant-related intangible assets for VIL, which resulted in an impairment of $411.6 million during the year ended December 31, 2022.
We will continue to monitor the status of these developments, as it is possible that the estimated future cash flows may differ from current estimates and changes in estimated cash flows from customers in India could have further negative effects on previously recorded tangible and intangible assets, including amounts originally recorded as tenant-related intangibles, resulting in additional impairments. Events that could negatively affect our India reporting unit’s financial results include increased tenant attrition exceeding our forecast, additional VIL payment shortfalls, carrier tenant bankruptcies and other factors set forth in Item 1A of the 2022 Form 10-K under the caption “Risk Factors.”
The carrying value of tenant-related intangibles in India was $373.9 million as of March 31, 2023, which represents 3% of our consolidated balance of $12.9 billion. Additionally, a significant reduction in customer related cash flows in India could also impact our tower portfolio and network location intangibles. The carrying values of our tower portfolio and network location intangibles in India were $0.9 billion and $263.4 million, respectively, as of March 31, 2023, which represent 11% and 8% of our consolidated balances of $8.9 billion and $3.5 billion, respectively. The carrying value of goodwill in India was $0.9 billion as of March 31, 2023, which represents 7% of our consolidated balance of $13.0 billion.
During the three months ended March 31, 2023, no potential goodwill impairment was identified as the fair value of each of our reporting units was in excess of its carrying amount.

Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2023, we have three interest rate swap agreements related to a portion of our 3.000% senior unsecured notes due 2023 (the “3.000% Notes”). These swaps have been designated as fair value hedges, have an aggregate notional amount of $500.0 million and an interest rate of one-month LIBOR plus applicable spreads and expire in June 2023.
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of March 31, 2023 consisted of $2.9 billion under the 2021 Multicurrency Credit Facility, $1.2 billion under the 2021 Credit Facility, $1.0 billion under the 2021 Term Loan, $894.2 million under the 2021 EUR Three Year Delayed Draw Term Loan, $1.5 billion under the 2021 USD Two Year Delayed Draw Term Loan and $500.0 million under the interest rate swap agreements related to the 3.000% Notes and $33.8 million under the Nigeria letters of credit. A 10% increase in current interest rates would result in an additional $10.5 million of interest expense for the three months ended March 31, 2023.
Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency exchange rate fluctuations. For the three months ended March 31, 2023, 44% of our revenues and 51% of our total operating expenses were denominated in foreign currencies.
As of March 31, 2023, we have incurred intercompany debt that is not considered to be permanently reinvested and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $51.6 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the three months ended March 31, 2023. As of March 31, 2023, we have 7.3 billion EUR (approximately $7.9 billion) denominated debt outstanding. An adverse change of 10% in the underlying exchange rates of our outstanding EUR debt would result in $0.9 billion of foreign currency losses that would be included in Other expense in our consolidated statements of operations for the three months ended March 31, 2023.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of March 31, 2023 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS
There were no material changes to the risk factors disclosed in Item 1A of the 2022 Form 10-K.

ITEM 6.	EXHIBITS

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.1

3.2	Certificate of Merger, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.2

3.3	Amended and Restated By-Laws of the Company, effective as of February 12, 2016	8-K	001-14195	February 16, 2016	3.1

4.1	Supplemental Indenture No. 1, dated as of March 3, 2023, by and between American Tower Corporation and U.S. Bank Trust Company, National Association, as Trustee, for the 5.500% Senior Notes due 2028 and the 5.650% Senior Notes due 2033	8-K	001-14195	March 3, 2023	4.1

10.1	Second Supplement and Amendment dated as of March 13, 2023 to the Second Amended and Restated Loan and Security Agreement dated as of March 29, 2018, by and among American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, and U.S. Bank Trust Company, National Association, as Trustee for American Tower Trust I Secured Tower Revenue Securities as Lender	Filed herewith as Exhibit 10.1	—	—	—

10.2	First Amendment dated as of March 13, 2023 to the Second Amended and Restated Cash Management Agreement dated as of March 29, 2018, by and among American Tower Asset Sub, LLC, American Tower Asset Sub II, LLC, the Borrowers party thereto, U.S. Bank Trust Company, National Association, as Trustee for American Tower Trust I Secured Tower Revenue Securities as Lender, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, U.S. Bank National Association, as Agent, and Spectrasite Communications, LLC, as Manager	Filed herewith as Exhibit 10.2	—	—	—

10.3	Second Trust Agreement Supplement and Amendment dated as of March 13, 2023 to Second Amended and Restated Trust and Servicing Agreement dated as of March 29, 2018, by and among American Tower Depositor Sub, LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, and U.S. Bank Trust Company, National Association, as Trustee	Filed herewith as Exhibit 10.3	—	—	—

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1	—	—	—

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2	—	—	—

Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
32	Certifications filed pursuant to 18. U.S.C. Section 1350	Filed herewith as Exhibit 32	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document		—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition	Filed herewith as Exhibit 101

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	—

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: April 26, 2023	By:	/S/ RODNEY M. SMITH
Rodney M. Smith Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)