Form 10-Q
period 2023-06-30
AMERICAN TOWER CORP /MA/
filed 2023-07-27
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2023.
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
Telephone Number (617) 375-7500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value	AMT	New York Stock Exchange
1.375% Senior Notes due 2025	AMT 25A	New York Stock Exchange
1.950% Senior Notes due 2026	AMT 26B	New York Stock Exchange
0.450% Senior Notes due 2027	AMT 27C	New York Stock Exchange
0.400% Senior Notes due 2027	AMT 27D	New York Stock Exchange
4.125% Senior Notes due 2027	AMT 27F	New York Stock Exchange
0.500% Senior Notes due 2028	AMT 28A	New York Stock Exchange
0.875% Senior Notes due 2029	AMT 29B	New York Stock Exchange
0.950% Senior Notes due 2030	AMT 30C	New York Stock Exchange
4.625% Senior Notes due 2031	AMT 31B	New York Stock Exchange
1.000% Senior Notes due 2032	AMT 32	New York Stock Exchange
1.250% Senior Notes due 2033	AMT 33	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of July 20, 2023, there were 466,155,521 shares of common stock outstanding.

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,015.7	$2,028.4
Restricted cash	133.7	112.3
Accounts receivable, net	684.0	758.3
Prepaid and other current assets	848.0	723.3
Total current assets	3,681.4	3,622.3
PROPERTY AND EQUIPMENT, net	19,758.8	19,998.3
GOODWILL	13,050.7	12,956.7
OTHER INTANGIBLE ASSETS, net	17,286.0	17,983.3
DEFERRED TAX ASSET	125.7	129.2
DEFERRED RENT ASSET	3,284.6	3,039.1
RIGHT-OF-USE ASSET	8,981.7	8,918.9
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	710.1	546.7
TOTAL	$66,879.0	$67,194.5
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$216.2	$218.6
Accrued expenses	1,182.3	1,344.2
Distributions payable	751.1	745.3
Accrued interest	260.8	261.0
Current portion of operating lease liability	794.5	788.9
Current portion of long-term obligations	3,205.1	4,514.2
Unearned revenue	515.7	439.7
Total current liabilities	6,925.7	8,311.9
LONG-TERM OBLIGATIONS	35,589.5	34,156.0
OPERATING LEASE LIABILITY	7,587.4	7,591.9
ASSET RETIREMENT OBLIGATIONS	2,122.9	2,047.4
DEFERRED TAX LIABILITY	1,487.7	1,492.0
OTHER NON-CURRENT LIABILITIES	1,158.6	1,186.8
Total liabilities	54,871.8	54,786.0
COMMITMENTS AND CONTINGENCIES
EQUITY (shares in thousands):
Common stock: $.01 par value; 1,000,000 shares authorized; 477,138 and 476,623 shares issued; and 466,134 and 465,619 shares outstanding, respectively	4.8	4.8
Additional paid-in capital	14,779.2	14,689.0
Distributions in excess of earnings	(2,755.8)	(2,101.9)
Accumulated other comprehensive loss	(5,560.6)	(5,718.3)
Treasury stock (11,004 shares at cost)	(1,301.2)	(1,301.2)
Total American Tower Corporation equity	5,166.4	5,572.4
Noncontrolling interests	6,840.8	6,836.1
Total equity	12,007.2	12,408.5
TOTAL	$66,879.0	$67,194.5
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES:
Property	$2,728.6	$2,614.5	$5,443.1	$5,215.3
Services	43.1	59.8	95.8	119.3
Total operating revenues	2,771.7	2,674.3	5,538.9	5,334.6
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property	810.1	794.0	1,597.1	1,565.5
Services	17.2	28.9	36.3	56.8
Depreciation, amortization and accretion	764.6	826.5	1,558.7	1,642.3
Selling, general, administrative and development expense	244.4	222.9	508.3	516.8
Other operating expenses	61.7	19.7	189.2	45.8
Total operating expenses	1,898.0	1,892.0	3,889.6	3,827.2
OPERATING INCOME	873.7	782.3	1,649.3	1,507.4
OTHER INCOME (EXPENSE):
Interest income	30.6	14.3	61.4	24.2
Interest expense	(348.1)	(276.6)	(688.3)	(539.0)
Loss on retirement of long-term obligations	(0.3)	—	(0.3)	—
Other (expense) income (including foreign currency (losses) gains of $(107.6), $394.7, $(191.7) and $636.8 respectively)	(81.2)	378.3	(179.0)	630.9
Total other (expense) income	(399.0)	116.0	(806.2)	116.1
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	474.7	898.3	843.1	1,623.5
Income tax provision	(13.2)	(7.4)	(66.6)	(29.9)
NET INCOME	461.5	890.9	776.5	1,593.6
Net loss attributable to noncontrolling interests	14.2	7.3	35.0	16.3
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$475.7	$898.2	$811.5	$1,609.9
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$1.02	$1.96	$1.74	$3.52
Diluted net income attributable to American Tower Corporation common stockholders	$1.02	$1.95	$1.74	$3.51
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	466,087	458,776	465,915	457,369
DILUTED	466,979	459,819	466,939	458,564
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$461.5	$890.9	$776.5	$1,593.6
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense (benefit) of $0.2, $(0.2), $0.2 and $(0.2), respectively	(13.6)	(1,136.4)	218.5	(1,042.0)
Other comprehensive (loss) income	(13.6)	(1,136.4)	218.5	(1,042.0)
Comprehensive income (loss)	447.9	(245.5)	995.0	551.6
Comprehensive (income) loss attributable to noncontrolling interests	(6.7)	168.5	(25.8)	269.0
Comprehensive income (loss) attributable to American Tower Corporation stockholders	$441.2	$(77.0)	$969.2	$820.6
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$776.5	$1,593.6
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, amortization and accretion	1,558.7	1,642.3
Stock-based compensation expense	114.9	98.9
Loss on early retirement of long-term obligations	0.3	—
Other non-cash items reflected in statements of operations	366.0	(655.5)
Increase in net deferred rent balances	(232.8)	(222.7)
Right-of-use asset and Operating lease liability, net	(62.7)	(7.1)
Changes in unearned revenue	46.5	(495.3)
Increase in assets	(238.1)	(240.3)
Decrease in liabilities	(49.4)	(135.0)
Cash provided by operating activities	2,279.9	1,578.9
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(882.8)	(756.2)
Payments for acquisitions, net of cash acquired	(91.2)	(218.3)
Proceeds from sale of short-term investments and other non-current assets	6.9	9.2
Deposits and other	250.6	61.8
Cash used for investing activities	(716.5)	(903.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	146.2	—
Borrowings under credit facilities	4,780.0	2,900.0
Proceeds from issuance of senior notes, net	4,182.3	1,293.6
Proceeds from issuance of securities in securitization transaction	1,300.0	—
Repayments of notes payable, credit facilities, senior notes, secured debt, term loans and finance leases	(10,409.6)	(5,954.0)
Distributions to noncontrolling interest holders	(22.7)	(0.1)
Contributions from noncontrolling interest holders	1.9	48.4
Proceeds from stock options and employee stock purchase plan	10.3	19.8
Distributions paid on common stock	(1,461.3)	(1,280.1)
Proceeds from the issuance of common stock, net	—	2,291.7
Deferred financing costs and other financing activities	(100.9)	(74.7)
Cash used for financing activities	(1,573.8)	(755.4)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	19.1	(60.2)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	8.7	(140.2)
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	2,140.7	2,343.3
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$2,149.4	$2,203.1
CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $21.9 AND $4.9, RESPECTIVELY)	$131.1	$181.4
CASH PAID FOR INTEREST	$681.4	$529.9
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment under finance leases and perpetual easements	$16.2	$10.3
Decrease in accounts payable and accrued expenses for purchases of property and equipment and construction activities	$(65.1)	$(35.4)
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Three Months Ended June 30, 2022 and 2023	Issued Shares	Amount	Shares	Amount
BALANCE, APRIL 1, 2022	467,192	$4.7	(10,915)	$(1,282.4)	$12,266.1	$(4,553.0)	$(1,072.4)	$3,887.7	$9,250.7
Stock-based compensation related activity	85	0.0	—	—	40.8	—	—	—	40.8
Issuance of common stock-stock purchase plan	38	0.0	—	—	8.3	—	—	—	8.3
Issuance of common stock	9,185	0.1	—	—	2,291.6	—	—	—	2,291.7
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(975.2)	—	(161.2)	(1,136.4)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	48.4	48.4
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(0.1)	(0.1)
Common stock distributions declared	—	—	—	—	—	—	(668.1)	—	(668.1)
Net income (loss)	—	—	—	—	—	—	898.2	(7.3)	890.9
BALANCE, JUNE 30, 2022	476,500	$4.8	(10,915)	$(1,282.4)	$14,606.8	$(5,528.2)	$(842.3)	$3,767.5	$10,726.2

BALANCE, APRIL 1, 2023	477,042	$4.8	(11,004)	$(1,301.2)	$14,725.6	$(5,526.1)	$(2,496.5)	$6,843.7	$12,250.3
Stock-based compensation related activity	44	0.0	—	—	45.4	—	—	—	45.4
Issuance of common stock-stock purchase plan	52	0.0	—	—	8.2	—	—	—	8.2
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(34.5)	—	20.9	(13.6)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	10.5	10.5
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(20.1)	(20.1)
Common stock distributions declared	—	—	—	—	—	—	(735.0)	—	(735.0)
Net income (loss)	—	—	—	—	—	—	475.7	(14.2)	461.5
BALANCE, JUNE 30, 2023	477,138	$4.8	(11,004)	$(1,301.2)	$14,779.2	$(5,560.6)	$(2,755.8)	$6,840.8	$12,007.2

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Six Months Ended June 30, 2022 and 2023	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2022	466,687	$4.7	(10,915)	$(1,282.4)	$12,240.2	$(4,738.9)	$(1,142.4)	$3,988.4	$9,069.6
Stock-based compensation related activity	590	0.0	—	—	66.7	—	—	—	66.7
Issuance of common stock- stock purchase plan	38	0.0	—	—	8.3	—	—	—	8.3
Issuance of common stock	9,185	0.1	—	—	2,291.6	—	—	—	2,291.7
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(789.3)	—	(252.7)	(1,042.0)
Contributions from noncontrolling interest	—	—		—	—	—	—	48.4	48.4
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(0.3)	(0.3)
Common stock distributions declared	—	—	—	—	—	—	(1,309.8)	—	(1,309.8)
Net income (loss)	—	—	—	—	—	—	1,609.9	(16.3)	1,593.6
BALANCE, JUNE 30, 2022	476,500	$4.8	(10,915)	$(1,282.4)	$14,606.8	$(5,528.2)	$(842.3)	$3,767.5	$10,726.2

BALANCE, JANUARY 1, 2023	476,623	$4.8	(11,004)	$(1,301.2)	$14,689.0	$(5,718.3)	$(2,101.9)	$6,836.1	$12,408.5
Stock-based compensation related activity	463	0.0	—	—	82.0	—	—	—	82.0
Issuance of common stock- stock purchase plan	52	0.0	—	—	8.2	—	—	—	8.2
Foreign currency translation adjustment, net of tax	—	—	—	—	—	157.7	—	60.8	218.5
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	10.5	10.5
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(31.6)	(31.6)
Common stock distributions declared	—	—	—	—	—	—	(1,465.4)	—	(1,465.4)
Net income (loss)	—	—	—	—	—	—	811.5	(35.0)	776.5
BALANCE, JUNE 30, 2023	477,138	$4.8	(11,004)	$(1,301.2)	$14,779.2	$(5,560.6)	$(2,755.8)	$6,840.8	$12,007.2
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated and condensed consolidated financial statements have been prepared by American Tower Corporation (together with its subsidiaries, “ATC” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The consolidated and condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the entire year.
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
As of June 30, 2023, the Company holds (i) a 52% controlling interest in subsidiaries whose holdings consist of the Company’s operations in France, Germany and Spain (such subsidiaries, collectively, “ATC Europe”) (Allianz and CDPQ (each as defined in note 11) hold the noncontrolling interests), (ii) a 51% controlling interest in a joint venture whose holdings consist of the Company’s operations in Bangladesh (Confidence Tower Holdings Ltd. (“Confidence Group”) holds the noncontrolling interests) and (iii) a common equity interest of approximately 72% in the Company’s U.S. data center business (Stonepeak (as defined and further discussed in note 11) holds approximately 28% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity). As of June 30, 2023, ATC Europe holds an 87% and an 83% controlling interest in subsidiaries that consist of the Company’s operations in Germany and Spain, respectively (PGGM holds the noncontrolling interests). See note 11 for a discussion of changes to the Company’s noncontrolling interests during the three and six months ended June 30, 2023 and 2022.
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
Sale of Poland Subsidiary—On May 31, 2023, the Company completed the sale of its subsidiary in Poland (“ATC Poland”) for total consideration of 6.7 million EUR (approximately $7.2 million at the date of closing), resulting in a gain on the sale of $1.1 million, which was included in Other operating expenses in the accompanying consolidated statements of operations. Prior to the divestiture, ATC Poland’s operating results were included within the Europe property segment. The divestiture did not qualify for presentation as a discontinued operation.
Reportable Segments—The Company reports its results in seven segments – U.S. & Canada property, Asia-Pacific property, Africa property, Europe property, Latin America property, Data Centers and Services, which are discussed further in note 15.
Significant Accounting Policies—The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements included in the 2022 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2023.
Cash and Cash Equivalents and Restricted Cash—The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statements of cash flows is as follows:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents	$2,015.7	$2,066.7
Restricted cash	133.7	136.4
Total cash, cash equivalents and restricted cash	$2,149.4	$2,203.1
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
Non-lease property revenue—Non-lease property revenue consists primarily of revenue generated from DAS networks, fiber and other property related revenue. DAS networks and fiber arrangements generally require that the Company provide the tenant the right to use available capacity on the applicable communications infrastructure. Performance obligations are satisfied over time for the duration of the arrangements. Non-lease property revenue also includes revenue generated from interconnection offerings in the Company’s data center facilities. Interconnection offerings are generally contracted on a month-to-month basis and are cancellable by the Company or the data center customer at any time. Performance obligations are satisfied over time for the duration of the arrangements. Other property related revenue streams, which include site inspections, are not material on either an individual or consolidated basis. There were no material changes in the receivables, contract assets and contract liabilities from contracts with customers for the three and six months ended June 30, 2023.
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
A summary of revenue disaggregated by source and geography is as follows:

Three Months Ended June 30, 2023	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$83.9	$2.4	$5.9	$4.1	$28.5	$28.3	$153.1
Services revenue	43.1	—	—	—	—	—	43.1
Total non-lease revenue	$127.0	$2.4	$5.9	$4.1	$28.5	$28.3	$196.2
Property lease revenue	1,219.3	259.3	315.3	194.1	410.9	176.6	2,575.5
Total revenue	$1,346.3	$261.7	$321.2	$198.2	$439.4	$204.9	$2,771.7

Three Months Ended June 30, 2022	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$73.8	$4.9	$7.1	$6.8	$38.6	$26.0	$157.2
Services revenue	59.8	—	—	—	—	—	59.8
Total non-lease revenue	$133.6	$4.9	$7.1	$6.8	$38.6	$26.0	$217.0
Property lease revenue	1,162.1	293.1	278.4	172.0	386.6	165.1	2,457.3
Total revenue	$1,295.7	$298.0	$285.5	$178.8	$425.2	$191.1	$2,674.3

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Six Months Ended June 30, 2023	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$154.9	$4.7	$12.6	$7.5	$69.8	$56.6	$306.1
Services revenue	95.8	—	—	—	—	—	95.8
Total non-lease revenue	$250.7	$4.7	$12.6	$7.5	$69.8	$56.6	$401.9
Property lease revenue	2,435.9	508.1	625.6	382.4	833.7	351.3	5,137.0
Total revenue	$2,686.6	$512.8	$638.2	$389.9	$903.5	$407.9	$5,538.9

Six Months Ended June 30, 2022	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$148.0	$7.9	$14.2	$9.2	$75.9	$51.8	$307.0
Services revenue	119.3	—	—	—	—	—	119.3
Total non-lease revenue	$267.3	$7.9	$14.2	$9.2	$75.9	$51.8	$426.3
Property lease revenue	2,320.3	588.6	539.1	368.1	768.6	323.6	4,908.3
Total revenue	$2,587.6	$596.5	$553.3	$377.3	$844.5	$375.4	$5,334.6

Property revenue for the three months ended June 30, 2023 and 2022 includes straight-line revenue of $120.8 million and $113.3 million, respectively. Property revenue for the six months ended June 30, 2023 and 2022 includes straight-line revenue of $232.8 million and $222.7 million, respectively.
The Company actively monitors the creditworthiness of its customers. In recognizing customer revenue, the Company assesses the collectibility of both the amounts billed and the portion recognized in advance of billing on a straight-line basis. This assessment takes customer credit risk and business and industry conditions into consideration to ultimately determine the collectibility of the amounts billed. To the extent the amounts, based on management’s estimates, may not be collectible, revenue recognition is deferred until such point as collectibility is determined to be reasonably assured. During the three and six months ended June 30, 2023, the Company deferred recognition of revenue of approximately $31.7 million and $64.7 million, respectively related to a customer in India.
2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	As of
	June 30, 2023	December 31, 2022
Prepaid assets	$107.6	$100.7
Prepaid income tax	163.1	139.3
Unbilled receivables	324.1	283.8
Value added tax and other consumption tax receivables	63.3	83.6
Other miscellaneous current assets (1)	189.9	115.9
Prepaid and other current assets	$848.0	$723.3
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
During the six months ended June 30, 2023, the Company made no changes to the methods described in note 4 to its consolidated financial statements included in the 2022 Form 10-K. As of June 30, 2023, the Company does not have any material related party leases as either a lessor or a lessee. To the extent there are any intercompany leases, these are eliminated in consolidation.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Lessor— Historically, the Company has been able to successfully renew its applicable leases as needed to ensure continuation of its revenue. Accordingly, the Company assumes that it will have access to the communications infrastructure or ground space underlying its sites when calculating future minimum rental receipts through the end of the respective terms. Future minimum rental receipts expected under non-cancellable operating lease agreements as of June 30, 2023 were as follows:

Fiscal Year	Amount (1) (2)
Remainder of 2023	$4,033.8
2024	7,815.0
2025	7,317.1
2026	6,816.4
2027	6,659.2
Thereafter	28,872.0
Total	$61,513.5
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
(2)Balances represent contractual amounts owned with no adjustments made for expected collectibility.
Lessee—The Company assesses its right-of-use asset and other lease-related assets for impairment, as described in note 1 to the Company’s consolidated financial statements included in the 2022 Form 10-K. There were no material impairments recorded related to these assets during the three and six months ended June 30, 2023 and 2022.
The Company leases certain land, buildings, equipment and office space under operating leases and land and improvements, towers, equipment and vehicles under finance leases. As of June 30, 2023, operating lease assets were included in Right-of-use asset and finance lease assets were included in Property and equipment, net in the consolidated balance sheet. During the six months ended June 30, 2023, other than leases acquired in connection with acquisitions, there were no material changes in the terms and provisions of the Company’s operating leases in which the Company is a lessee. There were no material changes in finance lease assets and liabilities during the six months ended June 30, 2023.
Information about other lease-related balances is as follows:

	As of
	June 30, 2023	December 31, 2022
Operating leases:
Right-of-use asset	$8,981.7	$8,918.9

Current portion of lease liability	$794.5	$788.9
Lease liability	7,587.4	7,591.9
Total operating lease liability	$8,381.9	$8,380.8
The weighted-average remaining lease terms and incremental borrowing rates are as follows:

	As of
	June 30, 2023	December 31, 2022
Operating leases:
Weighted-average remaining lease term (years)	12.0	12.2
Weighted-average incremental borrowing rate	5.6%	5.3%
The following table sets forth the components of lease cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$313.9	$304.2	$620.6	$610.7
Variable lease costs not included in lease liability (1)	114.5	96.3	223.6	197.7
______________
(1)Includes property tax paid on behalf of the landlord.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(641.5)	$(636.2)

Non-cash items:
New operating leases (1)	$113.9	$234.9
Operating lease modifications and reassessments	$191.3	$105.9
______________
(1)Amount includes new operating leases and leases acquired in connection with acquisitions.

As of June 30, 2023, the Company does not have material operating or financing leases that have not yet commenced.
Maturities of operating lease liabilities as of June 30, 2023 were as follows:

Fiscal Year	Operating Lease (1)
Remainder of 2023	$606.6
2024	1,129.5
2025	1,069.3
2026	1,009.5
2027	944.6
Thereafter	6,708.1
Total lease payments	11,467.6
Less amounts representing interest	(3,085.7)
Total lease liability	8,381.9
Less current portion of lease liability	794.5
Non-current lease liability	$7,587.4
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
4.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying value of goodwill for each of the Company’s business segments were as follows:

	Property						Services	Total
	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers
Balance as of January 1, 2023	$4,637.5	$889.2	$548.5	$3,044.0	$915.5	$2,920.0	$2.0	$12,956.7
Other (1)	—	—	—	—	(20.7)	—	—	(20.7)
Effect of foreign currency translation	1.1	7.1	(30.6)	57.9	79.2	—	—	114.7
Balance as of June 30, 2023	$4,638.6	$896.3	$517.9	$3,101.9	$974.0	$2,920.0	$2.0	$13,050.7
_______________
(1)Other represents the goodwill associated with Mexico Fiber, which was sold during the six months ended June 30, 2023.

The Company’s other intangible assets subject to amortization consisted of the following:

		As of June 30, 2023			As of December 31, 2022
	Estimated Useful Lives (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired network location intangibles (1)	Up to 20	$6,052.7	$(2,670.7)	$3,382.0	$6,058.2	$(2,537.9)	$3,520.3
Acquired tenant-related intangibles	Up to 20	18,951.2	(6,271.9)	12,679.3	18,941.2	(5,827.7)	13,113.5
Acquired licenses and other intangibles	2-20	1,603.2	(378.5)	1,224.7	1,772.9	(423.4)	1,349.5
Total other intangible assets		$26,607.1	$(9,321.1)	$17,286.0	$26,772.3	$(8,789.0)	$17,983.3
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
The Company amortizes its acquired intangible assets on a straight-line basis over their estimated useful lives. As of June 30, 2023, the remaining weighted average amortization period of the Company’s intangible assets was 15 years. Amortization of intangible assets for the three and six months ended June 30, 2023 was $358.2 million and $727.7 million, respectively. Amortization of intangible assets for the three and six months ended June 30, 2022 was $460.9 million and $919.5 million, respectively. Based on current exchange rates, the Company expects to record amortization expense as follows over the remaining current year and the five subsequent years:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Fiscal Year	Amount
Remainder of 2023	$703.6
2024	1,344.3
2025	1,292.9
2026	1,240.8
2027	1,226.5
2028	1,219.9
5.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of
	June 30, 2023	December 31, 2022
Accrued construction costs	$139.1	$230.8
Accrued income tax payable	22.6	29.8
Accrued pass-through costs	83.2	85.1
Amounts payable for acquisitions	13.3	55.2
Amounts payable to tenants	103.2	95.2
Accrued property and real estate taxes	294.1	270.1
Accrued rent	74.4	77.3
Payroll and related withholdings	100.4	140.4
Other accrued expenses	352.0	360.3
Total accrued expenses	$1,182.3	$1,344.2
6.    LONG-TERM OBLIGATIONS
Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums, debt issuance costs and fair value adjustments due to interest rate swaps consisted of the following:

	As of
	June 30, 2023	December 31, 2022	Maturity Date
2021 Multicurrency Credit Facility (1) (2)	$1,980.8	$3,788.7	July 1, 2026
2021 Term Loan (1)	996.5	996.3	January 31, 2027
2021 Credit Facility (1)	1,793.4	1,080.0	July 1, 2028
2021 EUR Three Year Delayed Draw Term Loan (1) (2)	899.8	882.9	May 28, 2024
2021 USD Two Year Delayed Draw Term Loan (1) (3)	—	1,499.3	N/A
3.50% senior notes (4)	—	999.8	N/A
3.000% senior notes (5)	—	694.5	N/A
0.600% senior notes	499.4	498.9	January 15, 2024
5.00% senior notes	1,000.3	1,000.5	February 15, 2024
3.375% senior notes	649.0	648.3	May 15, 2024
2.950% senior notes	647.3	646.4	January 15, 2025
2.400% senior notes	747.9	747.3	March 15, 2025
1.375% senior notes (6)	542.9	532.1	April 4, 2025
4.000% senior notes	747.4	746.8	June 1, 2025
1.300% senior notes	497.8	497.3	September 15, 2025
4.400% senior notes	498.4	498.1	February 15, 2026
1.600% senior notes	696.8	696.3	April 15, 2026
1.950% senior notes (6)	542.6	532.1	May 22, 2026
1.450% senior notes	595.2	594.5	September 15, 2026
3.375% senior notes	993.8	992.9	October 15, 2026
3.125% senior notes	398.7	398.6	January 15, 2027
2.750% senior notes	746.6	746.1	January 15, 2027

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

0.450% senior notes (6)	814.0	798.2	January 15, 2027
0.400% senior notes (6)	541.2	530.4	February 15, 2027
3.650% senior notes	644.0	643.3	March 15, 2027
4.125% senior notes (6)	650.3	—	May 16, 2027
3.55% senior notes	746.7	746.3	July 15, 2027
3.600% senior notes	695.6	695.1	January 15, 2028
0.500% senior notes (6)	812.4	796.6	January 15, 2028
1.500% senior notes	646.8	646.5	January 31, 2028
5.500% senior notes	693.0	—	March 15, 2028
5.250% senior notes	643.3	—	July 15, 2028
3.950% senior notes	593.1	592.6	March 15, 2029
0.875% senior notes (6)	813.5	797.8	May 21, 2029
3.800% senior notes	1,637.7	1,636.8	August 15, 2029
2.900% senior notes	743.8	743.4	January 15, 2030
2.100% senior notes	742.6	742.2	June 15, 2030
0.950% senior notes (6)	539.1	528.5	October 5, 2030
1.875% senior notes	792.9	792.5	October 15, 2030
2.700% senior notes	694.7	694.4	April 15, 2031
4.625% senior notes (6)	538.3	—	May 16, 2031
2.300% senior notes	692.3	691.9	September 15, 2031
1.000% senior notes (6)	702.7	689.1	January 15, 2032
4.050% senior notes	642.6	642.2	March 15, 2032
5.650% senior notes	790.1	—	March 15, 2033
1.250% senior notes (6)	539.0	528.5	May 21, 2033
5.550% senior notes	840.3	—	July 15, 2033
3.700% senior notes	592.3	592.2	October 15, 2049
3.100% senior notes	1,038.4	1,038.3	June 15, 2050
2.950% senior notes	1,022.8	1,022.5	January 15, 2051
Total American Tower Corporation debt	36,318.1	36,307.0

Series 2013-2A securities (7)	—	1,299.7	N/A
Series 2018-1A securities (8)	496.5	496.1	March 15, 2028
Series 2023-1A securities (9)	1,282.5	—	March 15, 2028
Series 2015-2 notes (10)	523.7	523.4	June 16, 2025
Other subsidiary debt (11)	153.5	16.2	Various
Total American Tower subsidiary debt	2,456.2	2,335.4
Finance lease obligations	20.3	27.8
Total	38,794.6	38,670.2
Less current portion of long-term obligations	(3,205.1)	(4,514.2)
Long-term obligations	$35,589.5	$34,156.0
_______________
(1)Accrues interest at a variable rate.
(2)Reflects borrowings denominated in Euro (“EUR”) and, for the 2021 Multicurrency Credit Facility (as defined below), reflects borrowings denominated in both EUR and U.S. Dollars (“USD”).
(3)Repaid in full on June 27, 2023 using borrowings under the 2021 Multicurrency Credit Facility.
(4)Repaid in full on January 31, 2023 using borrowings under the 2021 Credit Facility (as defined below).
(5)Repaid in full on June 15, 2023 using borrowings under the 2021 Credit Facility.
(6)Notes are denominated in EUR.
(7)Repaid in full on the March 2023 repayment date using proceeds from the 2023 Securitization (as defined below).
(8)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.
(9)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2053.
(10)Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2050.
(11)Includes amounts drawn under letters of credit in Nigeria, which are denominated in USD, and the India Term Loan (as defined below), which is denominated in Indian Rupee (“INR”).

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Current portion of long-term obligations— The Company’s current portion of long-term obligations primarily includes (i) $500.0 million aggregate principal amount of the Company’s 0.600% senior unsecured notes due January 15, 2024, (ii) $1.0 billion aggregate principal amount of the Company’s 5.00% senior unsecured notes due February 15, 2024, (iii) $650.0 million aggregate principal amount of the Company’s 3.375% senior unsecured notes due May 15, 2024 and (iv) 825.0 million EUR in borrowings under the 2021 EUR Three Year Delayed Draw Term Loan (as defined below).
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
The assets of the Trust consist of a nonrecourse loan broken into components or “componentized” (the “Loan”), which also secures each of (i) the Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”) and (ii) the Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”) issued in a securitization transaction in March 2018 (the “2018 Securitization” and, together with the 2023 Securitization, the “Trust Securitizations”) made by the Trust to American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (together, the “AMT Asset Subs”). The AMT Asset Subs are jointly and severally liable under the Loan, which is secured primarily by mortgages on the AMT Asset Subs’ interests in 5,036 broadcast and wireless communications towers and related assets (the “Trust Sites”).
The 2023 Securities correspond to components of the Loan made to the AMT Asset Subs pursuant to the Second Supplement and Amendment dated as of March 13, 2023 (the “2023 Supplement”) to the Second Amended and Restated Loan and Security Agreement dated as of March 29, 2018 (the “Loan Agreement,” which continues to govern the 2018 Securities, and collectively, the “Trust Loan Agreement”).
The 2023 Securities (a) represent a pass-through interest in the components of the Loan corresponding to the 2023 Securities and (b) have an expected life of approximately five years with a final repayment date in March 2053. The Series 2023-1A Securities and the Series 2023-1R Securities have interest rates of 5.490% and 5.735%, respectively.
The debt service on the Loan will be paid solely from the cash flows generated from the operation of the Trust Sites held by the AMT Asset Subs. The AMT Asset Subs are required to make monthly payments of interest on the Loan. Subject to certain limited exceptions described below, no payments of principal will be required to be made on the components of the Loan corresponding to the 2023 Securities prior to the monthly payment date in March 2028, which is the anticipated repayment date for those components.
The AMT Asset Subs may prepay the Loan at any time, provided that prepayment is accompanied by applicable prepayment consideration. If the prepayment occurs within twelve months of the anticipated repayment date for the 2023 Securities, no prepayment consideration is due. The entire unpaid principal balance of the components of the Loan corresponding to the 2023 Securities will be due in March 2053.
Under the Trust Loan Agreement, the AMT Asset Subs are required to maintain reserve accounts, including for ground rents, real estate and personal property taxes and insurance premiums, and, in certain circumstances, to reserve a portion of advance rents from tenants on the Trust Sites. Based on the terms of the Trust Loan Agreement, all rental cash receipts

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
received each month are reserved for the succeeding month and held in an account controlled by the trustee and then released. The $73.1 million held in the reserve accounts as of June 30, 2023 is classified as restricted cash on the Company’s accompanying condensed consolidated balance sheet.
Repayments of Senior Notes
Repayment of 3.50% Senior Notes—On January 31, 2023, the Company repaid $1.0 billion aggregate principal amount of the Company’s 3.50% senior unsecured notes due 2023 (the “3.50% Notes”) upon their maturity. The 3.50% Notes were repaid using borrowings under the 2021 Credit Facility. Upon completion of the repayment, none of the 3.50% Notes remained outstanding.
Repayment of 3.000% Senior Notes—On June 15, 2023, the Company repaid $700.0 million aggregate principal amount of the Company’s 3.000% senior unsecured notes due 2023 (the “3.000% Notes”) upon their maturity. The 3.000% Notes were repaid using borrowings under the 2021 Credit Facility. Upon completion of the repayment, none of the 3.000% Notes remained outstanding.
Offerings of Senior Notes
5.500% Senior Notes and 5.650% Senior Notes Offering—On March 3, 2023, the Company completed a registered public offering of $700.0 million aggregate principal amount of 5.500% senior unsecured notes due 2028 (the “5.500% Notes”) and $800.0 million aggregate principal amount of 5.650% senior unsecured notes due 2033 (the “5.650% Notes”). The net proceeds from this offering were approximately $1,480.9 million, after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility.
4.125% Senior Notes and 4.625% Senior Notes Offering—On May 16, 2023, the Company completed a registered public offering of 600.0 million EUR ($652.1 million at the date of issuance) aggregate principal amount of 4.125% senior unsecured notes due 2027 (the “4.125% Notes”) and 500.0 million EUR ($543.4 million at the date of issuance) aggregate principal amount of 4.625% senior unsecured notes due 2031 (the “4.625% Notes”). The net proceeds from this offering were approximately 1,089.5 million EUR (approximately $1,184.1 million at the date of issuance), after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility.
5.250% Senior Notes and 5.550% Senior Notes Offering—On May 25, 2023, the Company completed a registered public offering of $650.0 million aggregate principal amount of 5.250% senior unsecured notes due 2028 (the “5.250% Notes”) and $850.0 million aggregate principal amount of 5.550% senior unsecured notes due 2033 (the “5.550% Notes” and, together with the 5.500% Notes, the 5.650% Notes, the 4.125% Notes, the 4.625% Notes and the 5.250% Notes, the “2023 Notes”). The net proceeds from this offering were approximately $1,481.9 million, after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2021 Multicurrency Credit Facility.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The key terms of the 2023 Notes are as follows:

Senior Notes	Aggregate Principal Amount (in millions)	Issue Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
5.500% Notes	$700.0	March 3, 2023	March 15, 2028	5.500%	September 15, 2023	March 15 and September 15	February 15, 2028
5.650% Notes	$800.0	March 3, 2023	March 15, 2033	5.650%	September 15, 2023	March 15 and September 15	December 15, 2032
4.125% Notes (3)	$652.1	May 16, 2023	May 16, 2027	4.125%	May 16, 2024	May 16	March 16, 2027
4.625% Notes (3)	$543.4	May 16, 2023	May 16, 2031	4.625%	May 16, 2024	May 16	February 16, 2031
5.250% Notes	$650.0	May 25, 2023	July 15, 2028	5.250%	January 15, 2024	January 15 and July 15	June 15, 2028
5.550% Notes	$850.0	May 25, 2023	July 15, 2033	5.550%	January 15, 2024	January 15 and July 15	April 15, 2033
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
(2)The Company may redeem the 2023 Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2023 Notes plus a make-whole premium, together with accrued interest to the redemption date. If the Company redeems the 2023 Notes on or after the par call date, the Company will not be required to pay a make-whole premium.
(3)The 4.125% Notes and the 4.625% Notes are denominated in EUR; dollar amounts represent the aggregate principal amount at the issuance date.

If the Company undergoes a change of control and corresponding ratings decline, each as defined in the supplemental indenture for the 2023 Notes, the Company may be required to repurchase all of the 2023 Notes at a purchase price equal to 101% of the principal amount of those 2023 Notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The 2023 Notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries.
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

Bank Facilities
Amendments to Bank Facilities—On June 29, 2023, the Company amended its (i) $6.0 billion senior unsecured multicurrency revolving credit facility, as previously amended and restated on December 8, 2021 (the “2021 Multicurrency Credit Facility”), (ii) $4.0 billion senior unsecured revolving credit facility, as previously amended and restated on December 8, 2021, (the “2021 Credit Facility”) and (iii) $1.0 billion unsecured term loan, as previously amended and restated on December 8, 2021, (the “2021 Term Loan”).
These amendments, among other things,
i.extend the maturity dates of the 2021 Multicurrency Credit Facility and the 2021 Credit Facility to July 1, 2026 and July 1, 2028, respectively;
ii.commemorate commitments under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility of $6.0 billion and $4.0 billion, respectively; and
iii.replace the London Interbank Offered Rate (“LIBOR”) pricing benchmark with an Adjusted Term Secured Overnight Financing Reserve (“SOFR”) pricing benchmark.
2021 Multicurrency Credit Facility—During the six months ended June 30, 2023, the Company borrowed an aggregate of $2.3 billion and repaid an aggregate of $4.1 billion, including 842.6 million EUR ($919.1 million as of the repayment

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
date), of revolving indebtedness under the Company’s 2021 Multicurrency Credit Facility. The Company used the borrowings to repay outstanding indebtedness, including the 2021 USD Two Year Delayed Draw Term Loan (as defined below), and for general corporate purposes.

2021 Credit Facility—During the six months ended June 30, 2023, the Company borrowed an aggregate of $2.5 billion and repaid an aggregate of $1.8 billion of revolving indebtedness under the Company’s 2021 Credit Facility. The Company used the borrowings to repay outstanding indebtedness, including the 3.50% Notes and the 3.000% Notes, and for general corporate purposes.
Repayment of 2021 USD Two Year Delayed Draw Term Loan—On June 27, 2023, the Company repaid all amounts outstanding under its $1.5 billion unsecured term loan entered into in December 2021 (the “2021 USD Two Year Delayed Draw Term Loan”) with borrowings under the 2021 Multicurrency Credit Facility.
As of June 30, 2023, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan and the Company’s 825.0 million EUR unsecured term loan, as amended and restated in December 2021 (the “2021 EUR Three Year Delayed Draw Term Loan”) were as follows:

	Outstanding Principal Balance (in millions)	Undrawn letters of credit (in millions)	Maturity Date		Current margin over SOFR or EURIBOR (1)	Current commitment fee (2)
2021 Multicurrency Credit Facility	$1,980.8	$3.5	July 1, 2026	(3)	1.125%	0.110%
2021 Credit Facility	1,793.4	30.5	July 1, 2028	(3)	1.125%	0.110%
2021 Term Loan	1,000.0	N/A	January 31, 2027		1.125%	N/A
2021 EUR Three Year Delayed Draw Term Loan	900.0	N/A	May 28, 2024		1.125%	N/A
_______________
(1)SOFR applies to the USD denominated borrowings under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 Term Loan. Euro Interbank Offer Rate (“EURIBOR”) applies to the EUR denominated borrowings under the 2021 Multicurrency Credit Facility and all of the borrowings under the 2021 EUR Three Year Delayed Draw Term Loan.
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
India Credit Facilities—During the six months ended June 30, 2023, the Company increased the borrowing capacity of its working capital facilities in India by 2.8 billion INR (approximately $34.0 million). As of June 30, 2023, the borrowing capacity under the working capital facilities in India is 10.7 billion INR (approximately $130.0 million). As of June 30, 2023, the Company has not borrowed under these facilities.

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
Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows:

	June 30, 2023			December 31, 2022
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investments in equity securities (1)	$28.6	—	—	$29.2	—	—
VIL OCDs	—	$130.8	—	—	—	—
Liabilities:
Interest rate swap agreements	—	—	—	—	$6.2	—
Fair value of debt related to interest rate swap agreements (2)	—	—	—	$(4.9)	—	—
_______________
(1)Investments in equity securities are recorded in Notes receivable and other non-current assets in the consolidated balance sheet at fair value. Unrealized holding gains and losses for equity securities are recorded in Other income (expense) in the consolidated statements of operations in the current period. During the three and six months ended June 30, 2023 and 2022, the Company recognized unrealized losses of $1.8 million, $17.3 million, $0.6 million and $7.8 million, respectively, for equity securities held as of June 30, 2023.
(2)Included in the carrying values of the corresponding debt obligations as of December 31, 2022. As of June 30, 2023, the interest rate swap agreements under the 3.000% Notes were settled.

During the six months ended June 30, 2023, the Company made no changes to the methods described in note 11 to its consolidated financial statements included in the 2022 Form 10-K that it used to measure the fair value of its interest rate swap agreements. In June 2023, the interest rate swap agreements with certain counterparties under the 3.000% Notes expired upon maturity of the underlying debt. As of June 30, 2023, there were no amounts outstanding under the interest rate swap agreements under the 3.000% Notes.
VIL Optionally Convertible Debentures—In February 2023, one of the Company’s customers in India, Vodafone Idea Limited (“VIL”), issued optionally convertible debentures (the “VIL OCDs”) to the Company’s subsidiary, ATC Telecom Infrastructure Private Limited (“ATC TIPL”), in exchange for VIL’s payment of certain amounts towards accounts receivables. The VIL OCDs are (a) to be repaid by VIL with interest, and (b) convertible, at ATC TIPL’s option, into equity of VIL. Such equity shall be freely tradable in the open market beginning on the one year anniversary of the date of issuance of the VIL OCDs. The VIL OCDs were issued for an aggregate face value of 16.0 billion INR (approximately $193.2 million on the date of issuance). The VIL OCDs mature in tranches with 8.0 billion INR (approximately $96.6 million on the date of issuance) maturing on August 27, 2023 and 8.0 billion INR (approximately $96.6 million on the date of issuance) maturing on August 27, 2024. The fair value of the VIL OCDs at issuance was approximately $116.5 million. The VIL OCDs accrue interest at a rate of 11.2% annually. Interest is payable to ATC TIPL semi-annually beginning on August 27, 2023.

The VIL OCDs are recorded in Prepaid and other current assets and Notes receivable and other non-current assets in the consolidated balance sheet at fair value. The significant input to the fair value of the VIL OCDs is the VIL equity share price underlying the instruments, less a liquidity discount. Unrealized holding gains and losses for the VIL OCDs are recorded in Other income (expense) in the consolidated statements of operations in the current period. During the three and six months ended June 30, 2023, the Company recognized unrealized gains of $28.8 million and $13.1 million, respectively, for the VIL OCDs held as of June 30, 2023.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
 Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. There were no material impairments during the three and six months ended June 30, 2023 and 2022 and there were no significant unobservable inputs used to determine fair value during the three and six months ended June 30, 2023 or 2022. There were no other items measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2023 or 2022.
Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at June 30, 2023 and December 31, 2022 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of June 30, 2023 and December 31, 2022, the carrying value of long-term obligations, including the current portion, was $38.8 billion and $38.7 billion, respectively. As of June 30, 2023, the fair value of long-term obligations, including the current portion, was $35.5 billion, of which $27.3 billion was measured using Level 1 inputs and $8.2 billion was measured using Level 2 inputs. As of December 31, 2022, the fair value of long-term obligations, including the current portion, was $35.1 billion, of which $24.5 billion was measured using Level 1 inputs and $10.6 billion was measured using Level 2 inputs.
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
The income tax provision for the three and six months ended June 30, 2023 includes a benefit from the application of a tax law change in Kenya. The increases in the income tax provision during the three and six months ended June 30, 2023 were primarily attributable to the reversal of valuation allowances of $42.5 million and $79.7 million, respectively, in certain foreign jurisdictions in the prior year. These valuation allowance reversals were recognized as a reduction to the income tax provision in the prior year as the net related deferred tax assets were deemed realizable based on changes in facts and circumstances relevant to the assets’ recoverability.
As of June 30, 2023 and December 31, 2022, the total unrecognized tax benefits that would impact the ETR, if recognized, were approximately $86.4 million and $103.6 million, respectively. The amount of unrecognized tax benefits during the three and six months ended June 30, 2023 includes (i) additions to the Company’s existing tax positions of $1.4 million and $2.6 million, respectively, (ii) additions due to foreign currency exchange rate fluctuations of $2.3 million and $3.5 million, respectively, (iii) reductions due to settlements of $3.5 million and $11.0 million, respectively, (iv) reductions due to the expiration of statue of limitations of $0.7 million for each of the three and six months ended June 30, 2023 and (v) reductions due to credits available against existing tax positions of $11.6 million for the six months ended June 30, 2023. Unrecognized tax benefits are expected to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, as described in note 12 to the Company’s consolidated financial statements included in the 2022 Form 10-K. The impact of the amount of these changes to previously recorded uncertain tax positions could range from zero to $16.4 million.

The Company recorded the following penalties and income tax-related interest expense during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Penalties and income tax-related interest expense	$3.2	$4.2	$6.0	$11.5

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
As of June 30, 2023 and December 31, 2022, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheets were $43.6 million and $43.3 million, respectively.
9.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably. Awards granted prior to March 10, 2023 generally vest over four years for time-based restricted stock units (“RSUs”) and stock options. In December 2022, the Company’s Compensation Committee changed the terms of its awards to generally vest over three years. The change in vesting terms is applicable for new awards granted beginning on March 10, 2023 and does not change the vesting terms applicable to grants awarded prior to March 10, 2023. The impact of the change in vesting terms is estimated to be approximately $7.9 million for the year ended December 31, 2023. Performance-based restricted stock units (“PSUs”) generally vest over three years. Stock options generally expire ten years from the date of grant. As of June 30, 2023, the Company had the ability to grant stock-based awards with respect to an aggregate of 4.1 million shares of common stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
During the three and six months ended June 30, 2023 and 2022, the Company recorded the following stock-based compensation expense in selling, general, administrative and development expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock-based compensation expense	$49.4	$42.2	$114.9	$98.9
Stock Options—As of June 30, 2023, there was no unrecognized compensation expense related to unvested stock options.
The Company’s option activity for the six months ended June 30, 2023 was as follows (shares disclosed in full amounts):

Number of Options
Outstanding as of January 1, 2023	855,154
Exercised	(25,226)
Forfeited	—
Expired	—
Outstanding as of June 30, 2023	829,928
Restricted Stock Units—As of June 30, 2023, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $248.1 million and is expected to be recognized over a weighted average period of approximately two years. Vesting of RSUs is subject generally to the employee’s continued employment or death, disability or qualified retirement (each as defined in the applicable RSU award agreement).
Performance-Based Restricted Stock Units—During the six months ended June 30, 2023, the Company’s Compensation Committee (the “Compensation Committee”) granted an aggregate of 118,684 PSUs (the “2023 PSUs”) to its executive officers and established the performance metrics for these awards. During the years ended December 31, 2022 and 2021, the Compensation Committee granted an aggregate of 98,542 PSUs (the “2022 PSUs”) and 98,694 PSUs (the “2021 PSUs”), respectively, to its executive officers and established the performance metrics for these awards. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to each of the 2023 PSUs, the 2022 PSUs and the 2021 PSUs and will be used to calculate the number of shares that will be issuable when each award vests, which may range from zero to 200% of the target amounts. At the end of each three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established performance goals. PSUs will be paid out in common stock at the end of each performance period, subject generally to the executive’s continued employment or death, disability or qualified retirement (each as defined in the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
applicable PSU award agreement). PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.
During the six months ended June 30, 2023, the Company’s Compensation Committee granted an aggregate of 19,132 PSUs to certain non-executive employees (the “Retention PSUs”) and established the performance metrics for these awards. Target parameters were established for a one-year performance period and will be used to calculate the number of shares that will be issuable when the awards vest, which may be either zero or 100% of the target amount. At the end of the one-year performance period, the number of shares that vest will depend on the achievement against the pre-established performance goals. The Retention PSUs will be paid out in common stock at the end of performance period, subject generally to the employee’s continued employment, death or disability (each as defined in the applicable award agreement). The Retention PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest. The Company expects to recognize approximately $3.6 million in stock-based compensation expense related to the Retention PSUs.
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the six months ended June 30, 2023 was as follows (shares disclosed in full amounts):

	RSUs	PSUs
Outstanding as of January 1, 2023 (1)	1,382,879	276,468
Granted (2)	952,045	137,816
Vested and Released (3)	(539,595)	(79,232)
Forfeited	(45,797)	—
Outstanding as of June 30, 2023	1,749,532	335,052
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
(2)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2023 PSUs, or 118,684 shares, and target number of shares issuable at the end of the one-year performance period for the Retention PSUs, or 19,132 shares.
(3)PSUs consist of shares vested pursuant to the 2020 PSUs. There are no additional shares to be earned related to the 2020 PSUs.
During the three and six months ended June 30, 2023, the Company recorded $10.4 million and $17.2 million, respectively, in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at June 30, 2023 was $18.6 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted average period over which the cost will be recognized is approximately two years.
10.    EQUITY
Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to the ESPP and upon exercise of stock options granted under the 2007 Plan. During the six months ended June 30, 2023, the Company received an aggregate of $10.3 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
2020 “At the Market” Stock Offering Program—In August 2020, the Company established an “at the market” stock offering program through which it may issue and sell shares of its common stock having an aggregate gross sales price of up to $1.0 billion (the “2020 ATM Program”). Sales under the 2020 ATM Program may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to specific instructions of the Company, at negotiated prices. The Company intends to use the net proceeds from any issuances under the 2020 ATM Program for general corporate purposes, which may include, among other things, the funding of acquisitions, additions to working capital and repayment or refinancing of existing indebtedness. As of June 30, 2023, the Company has not sold any shares of common stock under the 2020 ATM Program.
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
During the six months ended June 30, 2023, there were no repurchases under either of the Buyback Programs. As of June 30, 2023, the Company has repurchased a total of 14,451,325 shares of its common stock under the 2011 Buyback for an aggregate of $1.5 billion, including commissions and fees. As of June 30, 2023, the Company has not made any repurchases under the 2017 Buyback.
The Company expects to fund any further repurchases of its common stock through a combination of cash on hand, cash generated by operations and borrowings under its credit facilities. Repurchases under the Buyback Programs are subject to, among other things, the Company having available cash to fund the repurchases.
Distributions—During the six months ended June 30, 2023, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
May 24, 2023	July 10, 2023	June 16, 2023	$1.57	$731.8
March 8, 2023	April 28, 2023	April 14, 2023	$1.56	$727.0
December 7, 2022	February 2, 2023	December 28, 2022	$1.56	$726.3
_______________
(1)Does not include amounts accrued for distributions payable related to unvested restricted stock units.
During the six months ended June 30, 2022, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
May 18, 2022	July 8, 2022	June 17, 2022	$1.43	$665.8
March 10, 2022	April 29, 2022	April 13, 2022	$1.40	$638.8
December 15, 2021	January 14, 2022	December 27, 2021	$1.39	$633.5
_______________
(1)Does not include amounts accrued for distributions payable related to unvested restricted stock units.
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of June 30, 2023, the amount accrued for distributions payable related to unvested restricted stock units was $15.5 million. During the six months ended June 30, 2023 and 2022, the Company paid $7.3 million and $6.8 million of distributions upon the vesting of restricted stock units, respectively. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.
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
As of June 30, 2023, ATC Europe consists of the Company’s operations in France, Germany and Spain. The Company currently holds a 52% controlling interest in ATC Europe, with CDPQ and Allianz holding 30% and 18% noncontrolling interests, respectively. ATC Europe holds a 100% interest in the subsidiaries that consist of the Company’s operations in France and an 87% and an 83% controlling interest in the subsidiaries that consist of the Company’s operations in

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Germany and Spain, respectively, with PGGM holding a 13% and a 17% noncontrolling interest in each respective subsidiary.
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
As of June 30, 2023, the Company holds a common equity interest of approximately 72% in its U.S. data center business, with Stonepeak holding approximately 28% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity. On a fully converted basis, which is expected to occur four years from the date of closing in August 2022, and on the basis of the currently outstanding equity, the Company will hold a controlling ownership interest of approximately 64%, with Stonepeak holding approximately 36%. The mandatorily convertible preferred equity, which accrues dividends at 5.0%, will convert into common equity on a one for one basis, subject to adjustment that will be measured on the conversion date.
Dividends to noncontrolling interests—Certain of the Company’s subsidiaries may, from time to time, declare dividends. During the six months ended June 30, 2023, the Company’s U.S. data center business had distributions of $22.8 million related to the outstanding Stonepeak mandatorily convertible preferred equity (the “Stonepeak Preferred Distributions”). As of June 30, 2023, the amount accrued for Stonepeak Preferred Distributions was $11.5 million.
During the six months ended June 30, 2023, AT Iberia C.V., one of the Company’s subsidiaries in Spain, declared and paid a dividend of 48.0 million EUR (approximately $53.0 million at the date of payment), pursuant to the terms of the ownership agreements, to ATC Europe and PGGM in proportion to their respective equity interests in AT Iberia C.V.
The changes in noncontrolling interests were as follows:

	Six Months Ended June 30,
	2023	2022
Balance as of January 1,	$6,836.1	$3,988.4
Net loss attributable to noncontrolling interests	(35.0)	(16.3)
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	60.8	(252.7)
Contributions from noncontrolling interest holders	10.5	48.4
Distributions to noncontrolling interest holders (1)	(31.6)	(0.3)
Balance as of June 30,	$6,840.8	$3,767.5
_______________
(1)For the six months ended June 30, 2023, primarily includes the Stonepeak Preferred Distributions.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
12.    EARNINGS PER COMMON SHARE
The following table sets forth basic and diluted net income per common share computational data (shares in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to American Tower Corporation common stockholders	$475.7	$898.2	$811.5	$1,609.9
Basic weighted average common shares outstanding	466,087	458,776	465,915	457,369
Dilutive securities	892	1,043	1,024	1,195
Diluted weighted average common shares outstanding	466,979	459,819	466,939	458,564
Basic net income attributable to American Tower Corporation common stockholders per common share	$1.02	$1.96	$1.74	$3.52
Diluted net income attributable to American Tower Corporation common stockholders per common share	$1.02	$1.95	$1.74	$3.51
Shares Excluded From Dilutive Effect—The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted stock units	374	89	5	114
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
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 1,900 towers commencing between December 2000 and August 2004. Substantially all of the towers are part of the Trust Securitizations. The average term of the lease or sublease for all communications sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of June 30, 2023, the Company has purchased an aggregate of more than 500 of the subleased towers which are subject to the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is $1.1 billion and includes per annum accretion through the applicable expiration of the lease or sublease of a site. For all these sites, AT&T has the right to continue to lease the reserved space through June 30, 2025 at the then-current monthly fee, which will escalate in accordance with the standard master lease

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T has the right to renew the lease for up to five successive five-year terms.
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
14.    ACQUISITIONS
Impact of current year acquisitions—The Company typically acquires communications sites and other communications infrastructure assets from wireless carriers or other tower operators and subsequently integrates those sites and related assets into its existing portfolio of communications sites and related assets. In the United States, acquisitions may also include data center facilities and related assets. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the six months ended June 30, 2023 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend on, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Communications sites acquired from communications service providers may never have been operated as a business and may instead have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.
The Company evaluates each of its acquisitions under the accounting guidance framework to determine whether to treat an acquisition as an asset acquisition or a business combination. For those transactions treated as asset acquisitions, the purchase price is allocated to the assets acquired, with no recognition of goodwill.
For those acquisitions accounted for as business combinations, the Company recognizes acquisition and merger related expenses in the period in which they are incurred and services are received in Other operating expenses in the consolidated statements of operations; for transactions accounted for as asset acquisitions, these costs are capitalized as part of the purchase price. Acquisition and merger related costs may include finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees and general administrative costs directly related to completing the transaction.
Integration costs include incremental and non-recurring costs necessary to convert data and systems, retain employees and otherwise enable the Company to operate acquired businesses or assets efficiently. The Company recognizes integration costs in the period in which they are incurred and services are received in Other operating expenses in the consolidated statements of operations.
During the three and six months ended June 30, 2023 and 2022, the Company recorded acquisition and merger related expenses for business combinations and non-capitalized asset acquisition costs and integration costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Acquisition and merger related expenses	$1.6	$3.5	$6.6	$9.2
Integration costs	$8.1	$14.8	$10.7	$24.8
During the six months ended June 30, 2022, the Company also recorded benefits of $4.3 million, related to pre-acquisition contingencies and settlements.
2023 Transactions
The estimated aggregate impact of the acquisitions completed in 2023 on the Company’s revenues and gross margin for the three and six months ended June 30, 2023 was not material to the Company’s operating results.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Other Acquisitions—During the six months ended June 30, 2023, the Company acquired a total of 68 communications sites, as well as other communications infrastructure assets, in the United States, Canada, France, Poland and Spain for an aggregate purchase price of $51.7 million. Of the aggregate purchase price, $9.3 million is reflected as a payable in the consolidated balance sheet as of June 30, 2023. These acquisitions were accounted for as asset acquisitions.
The following table summarizes the allocations of the purchase prices for the fiscal year 2023 acquisitions based upon their estimated fair value at the date of acquisition:

Other
Current assets	$5.1
Property and equipment	25.4
Intangible assets (1):
Tenant-related intangible assets	19.9
Network location intangible assets	2.6
Other non-current assets	1.4
Current liabilities	(0.5)
Other non-current liabilities	(2.2)
Net assets acquired	51.7
Fair value of net assets acquired	51.7
Purchase price	$51.7
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
As of June 30, 2023, the Company’s property operations consisted of the following:
•U.S. & Canada: property operations in Canada and the United States;
•Asia-Pacific: property operations in Australia, Bangladesh, India, New Zealand and the Philippines;
•Africa: property operations in Burkina Faso, Ghana, Kenya, Niger, Nigeria, South Africa and Uganda;
•Europe: property operations in France, Germany and Spain;
•Latin America: property operations in Argentina, Brazil, Chile, Colombia, Costa Rica, Mexico, Paraguay and Peru; and
•Data Centers: data center property operations in the United States.
Services
The Company’s Services segment offers tower-related services in the United States, including AZP, structural analysis and construction management, which primarily support its site leasing business, including the addition of new tenants and equipment on its communications sites. The Services segment is a strategic business unit that offers different services from, and requires different resources, skill sets and marketing strategies than, the property operating segments.
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
Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2023 and 2022 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

	Property						Total Property	Services	Other	Total
Three Months Ended June 30, 2023	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers
Segment revenues	$1,303.2	$261.7	$321.2	$198.2	$439.4	$204.9	$2,728.6	$43.1		$2,771.7
Segment operating expenses	216.9	179.6	112.8	77.3	139.8	83.7	810.1	17.2		827.3
Segment gross margin	1,086.3	82.1	208.4	120.9	299.6	121.2	1,918.5	25.9		1,944.4
Segment selling, general, administrative and development expense (1)	41.7	17.4	18.7	15.1	23.5	18.6	135.0	5.3		140.3
Segment operating profit	$1,044.6	$64.7	$189.7	$105.8	$276.1	$102.6	$1,783.5	$20.6		$1,804.1
Stock-based compensation expense									$49.4	49.4
Other selling, general, administrative and development expense									54.7	54.7
Depreciation, amortization and accretion									764.6	764.6
Other expense (2)									460.7	460.7
Income from continuing operations before income taxes										$474.7
Total assets	$26,595.2	$3,941.7	$4,180.6	$11,659.8	$9,229.1	$10,549.7	$66,156.1	$102.9	$620.0	$66,879.0
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $49.4 million.
(2)Primarily includes interest expense and losses from foreign currency exchange rate fluctuations. Three months ended June 30, 2023 also includes $37.5 million in impairment charges.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property						Total Property	Services	Other	Total
Six Months Ended June 30, 2023	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers
Segment revenues	$2,590.8	$512.8	$638.2	$389.9	$903.5	$407.9	$5,443.1	$95.8		$5,538.9
Segment operating expenses	422.2	348.0	231.3	150.4	277.7	167.5	1,597.1	36.3		1,633.4
Segment gross margin	2,168.6	164.8	406.9	239.5	625.8	240.4	3,846.0	59.5		3,905.5
Segment selling, general, administrative and development expense (1)	82.5	26.2	40.1	29.7	53.2	36.1	267.8	11.0		278.8
Segment operating profit	$2,086.1	$138.6	$366.8	$209.8	$572.6	$204.3	$3,578.2	$48.5		$3,626.7
Stock-based compensation expense									$114.9	114.9
Other selling, general, administrative and development expense									114.6	114.6
Depreciation, amortization and accretion									1,558.7	1,558.7
Other expense (2)									995.4	995.4
Income from continuing operations before income taxes										$843.1
______________
(1) Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $114.9 million.
(2) Primarily includes interest expense and losses from foreign currency exchange rate fluctuations. Six months ended June 30, 2023 also includes a net loss on the sales of Mexico Fiber and ATC Poland of $78.9 million and $67.3 million in impairment charges.

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
_______________
(1) Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $98.9 million.
(2) Primarily includes gains from foreign currency exchange rate fluctuations, partially offset by interest expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains statements about future events and expectations, or “forward-looking statements,” which relate to our goals, beliefs, strategies, plans or current expectations and other statements that are not of historical facts. For example, when we use words such as “project,” “plan,” “believe,” “anticipate,” “expect,” “forecast,” “estimate,” “intend,” “should,” “would,” “could,” “may” or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements. Certain important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those factors set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Forward-looking statements represent management’s current expectations, beliefs and assumptions, and are inherently uncertain. We do not undertake any obligation to update our forward-looking statements.
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
Overview
We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure, fiber and property interests that we lease primarily to communications service providers and third-party tower operators, and, as discussed further below, we hold a portfolio of highly interconnected data center facilities and related assets in the United States. Our customers include our tenants, licensees and other payers. We refer to the business encompassing the above as our property operations, which accounted for 98% of our total revenues for each of the three and six months ended June 30, 2023 and includes our U.S. & Canada property, Asia-Pacific property, Africa property, Europe property and Latin America property segments and Data Centers segment.
We also offer tower-related services in the United States, including site application, zoning and permitting, structural analysis and construction management, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of June 30, 2023:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S. & Canada:
Canada	220	—	—
United States	27,321	15,161	456
U.S. & Canada total	27,541	15,161	456
Asia-Pacific: (2)
Bangladesh	527	—	—
India	77,128	—	781
Philippines	351	—	—
Asia-Pacific total	78,006	—	781
Africa:
Burkina Faso	729	—	—
Ghana	3,501	657	36
Kenya	3,632	—	11
Niger	910	—	—
Nigeria	7,837	—	—
South Africa	2,832	—	—
Uganda	4,171	—	12
Africa total	23,612	657	59
Europe: (3)
France	3,970	303	8
Germany	14,838	—	—
Spain	11,761	—	1
Europe total	30,569	303	9
Latin America:
Argentina	498	—	11
Brazil	20,646	2,036	121
Chile	3,707	—	139
Colombia	4,975	—	6
Costa Rica	700	—	2
Mexico	9,571	186	92
Paraguay	1,449	—	—
Peru	3,952	450	1
Latin America total	45,498	2,672	372
_______________
(1)Approximately 95% of the operated towers are held pursuant to long-term finance leases, including those subject to purchase options.
(2)We also control land under carrier or other third-party communications sites in Australia and New Zealand, which provide recurring cash flows through tenant leasing arrangements.
(3)During the three months ended June 30, 2023, we completed the sale of our subsidiary in Poland (“ATC Poland”).

As of June 30, 2023, our property portfolio included 28 operating data center facilities across ten markets in the United States that collectively comprise approximately 3.1 million net rentable square feet (“NRSF”) of data center space, as follows:

	Number of Data Centers	Total NRSF (1)
		(in thousands)
San Francisco Bay, CA	8	940
Los Angeles, CA	3	670
Northern Virginia, VA	5	586
New York, NY	2	285
Chicago, IL	2	216
Boston, MA	1	143
Orlando, FL	1	126
Atlanta, GA	2	95
Miami, FL	2	52
Denver, CO	2	35
Total	28	3,148
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
Sale of Poland Subsidiary—On May 31, 2023, we completed the sale of ATC Poland. Prior to the divestiture, ATC Poland’s operating results were included within the Europe property segment.
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
In most of our markets, our tenant leases for our communications sites with wireless carriers generally have initial non-cancellable terms of five to ten years with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the three and six months ended June 30, 2023 was recurring revenue that we should continue to receive in future periods. Most of our tenant leases for our communications sites have provisions that periodically increase or “escalate” the rent due under the lease, typically based on (a) an annual fixed escalation (averaging approximately 3% in the United States), or (b) an inflationary index in most of our international markets, or (c) a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs (pass-through revenue), such as ground rent or power and fuel costs.
Based upon existing customer leases and foreign currency exchange rates as of June 30, 2023, we expect to generate nearly $62 billion of non-cancellable customer lease revenue over future periods, before the impact of straight-line lease accounting.

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

In February 2023, VIL issued optionally convertible debentures (the “VIL OCDs”) to our subsidiary, ATC Telecom Infrastructure Private Limited (“ATC TIPL”), in exchange for VIL’s payment of certain amounts towards accounts receivables. The VIL OCDs are (a) to be repaid by VIL with interest, and (b) convertible, at ATC TIPL’s option, into equity of VIL. Such equity shall be freely tradable in the open market beginning on the one year anniversary of the date of issuance of the VIL OCDs. The VIL OCDs were issued for an aggregate face value of 16.0 billion Indian Rupees (“INR”) (approximately $193.2 million on the date of issuance). The fair value of the VIL OCDs at issuance was approximately $116.5 million.

As a result of the challenging business environment in India, we are exploring various strategic alternatives aimed at potentially reducing our exposure there, including the sale of equity interests in our India operations to one or more investors. Any such transaction could have a material impact on our financial statements and on our results of operations in the period in which any such transaction occurred. There can be no assurance that any such strategic alternative will be implemented and, if so implemented, no certainty as to the timing thereof. In any case, such a proposed transaction would be subject to conditions, including regulatory approvals in India.

The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee. Revenue lost from either tenant lease cancellations or the non-renewal of leases or rent renegotiations, which we refer to as churn, has historically not had a material adverse effect on the revenues generated by our consolidated property operations. During the six months ended June 30, 2023, churn was approximately 4% of our tenant billings, primarily driven by churn in our U.S. & Canada property segment, as discussed below.
We expect that our U.S. & Canada property segment churn rate will remain elevated for a period of several years through 2025 due to contractual lease cancellations and non-renewals by T-Mobile, including legacy Sprint Corporation leases, pursuant to the terms of our master lease agreement with T-Mobile US, Inc. entered into in September 2020 (the “T-Mobile MLA”).

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

Results of Operations
Three and Six Months Ended June 30, 2023 and 2022
(in millions, except percentages)
Revenue

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2023	2022		2023	2022
Property
U.S. & Canada	$1,303.2	$1,235.9	5%	$2,590.8	$2,468.3	5%
Asia-Pacific	261.7	298.0	(12)	512.8	596.5	(14)
Africa	321.2	285.5	13	638.2	553.3	15
Europe	198.2	178.8	11	389.9	377.3	3
Latin America	439.4	425.2	3	903.5	844.5	7
Data Centers	204.9	191.1	7	407.9	375.4	9
Total property	2,728.6	2,614.5	4	5,443.1	5,215.3	4
Services	43.1	59.8	(28)	95.8	119.3	(20)
Total revenues	$2,771.7	$2,674.3	4%	$5,538.9	$5,334.6	4%
Three Months Ended June 30, 2023
U.S. & Canada property segment revenue growth of $67.3 million was attributable to:
• Tenant billings growth of $56.1 million, which was driven by:
• $59.1 million due to leasing additional space on our sites (“colocations”) and amendments;
• Partially offset by:
•A decrease of $2.4 million from other tenant billings;
•A decrease of $0.5 million resulting from churn in excess of contractual escalations; and
•A decrease of $0.1 million from sites acquired or constructed since the beginning of the prior-year period (“newly acquired or constructed sites”), which includes the impact of the disposition of certain operations acquired in connection with our acquisition of InSite Wireless Group, LLC (the “InSite Acquisition”) in the second quarter of 2022; and
•An increase of $11.4 million in other revenue, primarily due to equipment removal fees, partially offset by a $1.4 million decrease due to straight-line accounting.
Segment revenue growth included a decrease of $0.2 million attributable to the negative impact of foreign currency translation related to fluctuations in Canadian Dollar (“CAD”).
Asia-Pacific property segment revenue decrease of $36.3 million was attributable to:
• A decrease of $21.4 million in other revenue, primarily due to revenue reserves of $19.4 million related to the VIL Shortfall (as discussed above), as compared to the prior-year period, which included net recoveries of reserves; and
• A decrease of $11.3 million in pass-through revenue, primarily due to revenue reserves of $15.7 million related to the VIL Shortfall;
• Partially offset by tenant billings growth of $14.0 million, which was driven by:
• $11.2 million due to colocations and amendments;
• $5.1 million generated from newly acquired or constructed sites; and
• $0.3 million from other tenant billings;
• Partially offset by a decrease of $2.6 million resulting from churn in excess of contractual escalations.
Segment revenue decline included a decrease of $17.6 million attributable to the negative impact of foreign currency translation related to fluctuations in INR.

Africa property segment revenue growth of $35.7 million was attributable to:
• An increase of $40.9 million in pass-through revenue, primarily due to an increase in fuel prices;
• Tenant billings growth of $35.4 million, which was driven by:
• $14.0 million due to colocations and amendments;
• $10.2 million resulting from contractual escalations, net of churn;
• $10.1 million generated from newly acquired or constructed sites; and
• $1.1 million from other tenant billings; and
• An increase of $6.8 million in other revenue primarily due to straight-line accounting.
Segment revenue growth included a decrease of $47.4 million, attributable to the impact of foreign currency translation, which included, among others, negative impacts of $19.8 million related to fluctuations in Nigerian Naira (“NGN”), $14.0 million related to fluctuations in Ghanaian Cedi (“GHS”), $7.6 million related to fluctuations in South African Rand (“ZAR”) and $5.3 million related to fluctuations in Kenyan Shilling (“KHS”).
Europe property segment revenue growth of $19.4 million was attributable to:
• Tenant billings growth of $11.9 million, which was driven by:
• $6.8 million resulting from contractual escalations, net of churn;
• $3.2 million due to colocations and amendments; and
• $2.2 million generated from newly acquired or constructed sites;
• Partially offset by a decrease of $0.3 million from other tenant billings; and
• An increase of $4.8 million in other revenue, primarily attributable to our Spain fiber business acquired in the second quarter of 2022;
• Partially offset by a decrease of $0.7 million in pass-through revenue.
Segment revenue growth included an increase of $3.4 million primarily attributable to the positive impact of foreign currency translation related to fluctuations in Euro (“EUR”).
Latin America property segment revenue growth of $14.2 million was attributable to:
• Tenant billings growth of $15.5 million, which was driven by:
• $9.7 million due to colocations and amendments;
• $5.0 million from contractual escalations, net of churn;
• $0.6 million generated from newly acquired or constructed sites; and
• $0.2 million from other tenant billings; and
• An increase of $7.0 million in pass-through revenue, primarily attributable to increased pass-through ground rent costs in Brazil;
• Partially offset by a decrease of $18.9 million in other revenue, primarily attributable to the sale of Mexico Fiber.
Segment revenue growth included an increase of $10.6 million, attributable to the impact of foreign currency translation, which included, among others, positive impacts of $16.3 million related to fluctuations in Mexican Peso (“MXN”) and $1.3 million related to fluctuations in Chilean Peso, partially offset by negative impacts of $3.8 million related to fluctuations in Brazilian Real and $3.7 million related to fluctuations in Colombian Peso (“COP”).
Data Centers segment revenue growth of $13.8 million was attributable to:
•An increase of $6.2 million in power revenue from new lease commencements, increased power consumption and pricing increases from existing customers;
•An increase of $5.1 million in rental, related and other revenue, primarily due to new lease commencements, customer expansions and rent increases upon customer renewals;
•An increase of $2.3 million in interconnection revenue; and
•An increase of $0.2 million in straight-line revenue.
Services segment revenue decrease of $16.7 million was primarily attributable to a decrease in site application, zoning and permitting and structural analysis services, partially offset by an increase in construction management services.
Six Months Ended June 30, 2023
U.S. & Canada property segment revenue growth of $122.5 million was attributable to:
• Tenant billings growth of $116.1 million, which was driven by:
• $119.0 million due to colocations and amendments; and

• $3.7 million from contractual escalations, net of churn;
• Partially offset by:
•A decrease of $4.6 million from other tenant billings; and
•A decrease of $2.0 million from newly acquired or constructed sites, which includes the impact of the disposition of certain operations acquired in connection with the InSite Acquisition in the second quarter of 2022; and
•An increase of $6.8 million in other revenue, primarily due to equipment removal fees, partially offset by a $7.3 million decrease due to straight-line accounting.
Segment revenue growth included a decrease of $0.4 million attributable to the negative impact of foreign currency translation related to fluctuations in CAD.
Asia-Pacific property segment revenue decrease of $83.7 million was attributable to:
• A decrease of $43.4 million in other revenue, primarily due to revenue reserves of $40.2 million related to the VIL Shortfall; and
• A decrease of $24.5 million in pass-through revenue, primarily due to revenue reserves of $29.8 million related to the VIL Shortfall;
• Partially offset by tenant billings growth of $25.5 million, which was driven by:
• $21.0 million due to colocations and amendments;
• $11.1 million generated from newly acquired or constructed sites; and
• $0.3 million from other tenant billings;
• Partially offset by a decrease of $6.9 million resulting from churn in excess of contractual escalations.
Segment revenue decline included a decrease of $41.3 million attributable to the negative impact of foreign currency translation related to fluctuations in INR.
Africa property segment revenue growth of $84.9 million was attributable to:
• An increase of $100.7 million in pass-through revenue, primarily due to an increase in fuel prices;
• Tenant billings growth of $68.5 million, which was driven by:
• $27.2 million due to colocations and amendments;
• $20.1 million resulting from contractual escalations, net of churn;
• $19.7 million generated from newly acquired or constructed sites; and
• $1.5 million from other tenant billings; and
• An increase of $9.0 million in other revenue primarily due to straight-line accounting.
Segment revenue growth included a decrease of $93.3 million, attributable to the impact of foreign currency translation, which included, among others, negative impacts of $37.9 million related to fluctuations in GHS, $29.7 million related to fluctuations in NGN, $13.6 million related to fluctuations in ZAR and $8.3 million related to fluctuations in KHS.
Europe property segment revenue growth of $12.6 million was attributable to:
• Tenant billings growth of $24.6 million, which was driven by:
• $13.7 million resulting from contractual escalations, net of churn;
• $6.6 million due to colocations and amendments; and
• $4.9 million generated from newly acquired or constructed sites;
• Partially offset by a decrease of $0.6 million from other tenant billings; and
• An increase of $11.1 million in other revenue, primarily attributable to our Spain fiber business acquired in the second quarter of 2022;
• Partially offset by a decrease of $17.5 million in pass-through revenue, primarily due to a decrease in energy costs.
Segment revenue growth included a decrease of $5.6 million primarily attributable to the negative impact of foreign currency translation related to fluctuations in EUR.
Latin America property segment revenue growth of $59.0 million was attributable to:

• Tenant billings growth of $32.3 million, which was driven by:
• $18.1 million due to colocations and amendments;
• $12.8 million from contractual escalations, net of churn;
• $1.3 million generated from newly acquired or constructed sites; and
• $0.1 million from other tenant billings; and
• An increase of $14.0 million in pass-through revenue, primarily attributable to increased pass-through ground rent costs in Brazil;
• Partially offset by a decrease of $10.3 million in other revenue, primarily attributable to the sale of Mexico Fiber.
Segment revenue growth included an increase of $23.0 million, attributable to the impact of foreign currency translation, which included, among others, positive impacts of $31.6 million related to fluctuations in MXN, partially offset by negative impacts of $9.2 million related to fluctuations in COP.
Data Centers segment revenue growth of $32.5 million was attributable to:
•An increase of $13.9 million in rental, related and other revenue, primarily due to new lease commencements, customer expansions and rent increases upon customer renewals;
•An increase of $12.5 million in power revenue from new lease commencements, increased power consumption and pricing increases from existing customers;
•An increase of $4.7 million in interconnection revenue; and
•An increase of $1.4 million in straight-line revenue.
Services segment revenue decrease of $23.5 million was primarily attributable to a decrease in site application, zoning and permitting and structural analysis services, partially offset by an increase in construction management services.
Gross Margin

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2023	2022		2023	2022
Property
U.S. & Canada	$1,086.3	$1,023.3	6%	$2,168.6	$2,055.9	5%
Asia-Pacific	82.1	116.3	(29)	164.8	239.7	(31)
Africa	208.4	173.6	20	406.9	343.7	18
Europe	120.9	103.5	17	239.5	209.7	14
Latin America	299.6	291.7	3	625.8	581.0	8
Data Centers	121.2	112.1	8	240.4	219.8	9
Total property	1,918.5	1,820.5	5	3,846.0	3,649.8	5
Services	25.9	30.9	(16)%	59.5	62.5	(5)%
Three Months Ended June 30, 2023
•The increase in U.S. & Canada property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $4.3 million.
•The decrease in Asia-Pacific property segment gross margin was primarily attributable to the decrease in revenue described above and an increase in direct expenses of $9.8 million, primarily due to an increase in costs associated with pass-through revenue, including fuel costs. Direct expenses also benefited by $11.9 million from the impact of foreign currency translation.
•The increase in Africa property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $20.0 million, primarily due to an increase in costs associated with pass-through revenue, including fuel costs. Direct expenses also benefited by $19.1 million from the impact of foreign currency translation.

•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $0.8 million. Direct expenses were also negatively impacted by $1.2 million from the impact of foreign currency translation.
•The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $5.0 million, primarily due to an increase in costs associated with pass-through revenue, including land rent costs. Direct expenses were also negatively impacted by $1.3 million from the impact of foreign currency translation.
•The increase in Data Centers segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $4.7 million.
•The decrease in Services segment gross margin was primarily attributable to the decrease in revenue described above, partially offset by a decrease in direct expenses of $11.7 million.
Six Months Ended June 30, 2023
•The increase in U.S. & Canada property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $9.8 million.
•The decrease in Asia-Pacific property segment gross margin was primarily attributable to the decrease in revenue described above and an increase in direct expenses of $19.1 million, primarily due to an increase in costs associated with pass-through revenue, including fuel costs. Direct expenses also benefited by $27.9 million from the impact of foreign currency translation.
•The increase in Africa property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $60.9 million, primarily due to an increase in costs associated with pass-through revenue, including fuel costs. Direct expenses also benefited by $39.2 million from the impact of foreign currency translation.
•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above and a decrease in direct expenses of $15.0 million, primarily due to a decrease in energy costs associated with pass-through revenue. Direct expenses also benefited by $2.2 million from the impact of foreign currency translation.
•The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $11.6 million, primarily due to an increase in costs associated with pass-through revenue, including land rent costs. Direct expenses were also negatively impacted by $2.6 million from the impact of foreign currency translation.
•The increase in Data Centers segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $11.9 million.
•The decrease in Services segment gross margin was primarily attributable to the decrease in revenue described above, partially offset by a decrease in direct expenses of $20.5 million.

Selling, General, Administrative and Development Expense (“SG&A”)

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2023	2022		2023	2022
Property
U.S. & Canada	$41.7	$43.5	(4)%	$82.5	$86.3	(4)%
Asia-Pacific	17.4	6.1	185	26.2	54.0	(51)
Africa	18.7	22.0	(15)	40.1	44.5	(10)
Europe	15.1	14.1	7	29.7	29.0	2
Latin America	23.5	25.9	(9)	53.2	54.7	(3)
Data Centers	18.6	15.5	20	36.1	31.9	13
Total property	135.0	127.1	6	267.8	300.4	(11)
Services	5.3	5.1	4	11.0	11.1	(1)
Other	104.1	90.7	15	229.5	205.3	12
Total selling, general, administrative and development expense	$244.4	$222.9	10%	$508.3	$516.8	(2)%
Three Months Ended June 30, 2023
•The decrease in our U.S. & Canada property segment SG&A was primarily driven by decreased personnel costs.
•The increase in our Asia-Pacific property segment SG&A was primarily driven by a net increase in bad debt expense of $12.4 million due to recoveries in the prior year period, partially offset by decreased personnel costs. For the three months ended June 30, 2023, the impact of the VIL Shortfall is reflected in revenue reserves as described above.
•The decrease in our Africa property segment SG&A was primarily driven by a decrease in bad debt expense of $2.1 million, lower canceled construction costs and a benefit from the impact of foreign currency translation, partially offset by increased personnel costs to support our business.
•The increase in our Europe property segment SG&A was primarily driven by increased personnel costs to support our business.
•The decrease in our Latin America property segment SG&A was primarily driven by lower canceled construction costs, partially offset by increased personnel costs to support our business and an increase in bad debt expense.
•The increases in our Data Centers and Services segment SG&A were primarily driven by increased personnel costs to support our business.
•The increase in other SG&A was primarily attributable to an increase in stock-based compensation expense of $7.2 million and an increase in corporate SG&A, including an increase in personnel costs to support our business.
Six Months Ended June 30, 2023
•The decrease in our U.S. & Canada property segment SG&A was primarily driven by decreased personnel costs.
•The decrease in our Asia-Pacific property segment SG&A was primarily driven by a net decrease in bad debt expense of $22.9 million. For the six months ended June 30, 2023, the impact of the VIL Shortfall is reflected in revenue reserves as described above.
•The decrease in our Africa property segment SG&A was primarily driven by a benefit from the impact of foreign currency translation and lower canceled construction costs, partially offset by increased personnel costs to support our business.

•The increase in our Europe property segment SG&A was primarily driven by increased personnel costs to support our business.
•The decrease in our Latin America property segment SG&A was primarily driven by decreased personnel costs and lower canceled construction costs, partially offset by an increase in bad debt expense of $1.1 million.
•The increase in our Data Centers segment SG&A was primarily driven by increased personnel costs to support our business.
•Our Services segment SG&A was relatively consistent as compared to the prior-year period.
•The increase in other SG&A was primarily attributable to an increase in stock-based compensation expense of $16.0 million and an increase in corporate SG&A, including an increase in personnel costs to support our business.
Operating Profit

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2023	2022		2023	2022
Property
U.S. & Canada	$1,044.6	$979.8	7%	$2,086.1	$1,969.6	6%
Asia-Pacific	64.7	110.2	(41)	138.6	185.7	(25)
Africa	189.7	151.6	25	366.8	299.2	23
Europe	105.8	89.4	18	209.8	180.7	16
Latin America	276.1	265.8	4	572.6	526.3	9
Data Centers	102.6	96.6	6	204.3	187.9	9
Total property	1,783.5	1,693.4	5	3,578.2	3,349.4	7
Services	20.6	25.8	(20)%	48.5	51.4	(6)%
•The increases in operating profit for the three and six months ended June 30, 2023 for our U.S. & Canada, Africa and Latin America property segments were primarily attributable to increases in our segment gross margin and decreases in our segment SG&A.
•The decreases in operating profit for the three months ended June 30, 2023 for our Asia-Pacific property segment and our Services segment were primarily attributable to decreases in our segment gross margin and increases in our segment SG&A. The decreases in operating profit for the six months ended June 30, 2023 for our Asia-Pacific property segment and our Services segment were primarily attributable to decreases in our segment gross margin, partially offset by decreases in our segment SG&A.
•The increases in operating profit for the three and six months ended June 30, 2023 for our Europe property segment and our Data Centers segment were primarily attributable to increases in our segment gross margin, partially offset by increases in our segment SG&A.
Depreciation, Amortization and Accretion

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2023	2022		2023	2022
Depreciation, amortization and accretion	$764.6	$826.5	(7)%	$1,558.7	$1,642.3	(5)%
The decreases in depreciation, amortization and accretion expense for the three and six months ended June 30, 2023 were primarily attributable to decreases in property and equipment and intangible assets subject to amortization as a result of impairments taken and disposals since the beginning of the prior-year periods.

Other Operating Expenses

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2023	2022		2023	2022
Other operating expenses	$61.7	$19.7	213%	$189.2	$45.8	313%
The increase in other operating expenses during the three months ended June 30, 2023 was primarily attributable to an increase in impairment charges of $35.0 million and an increase in losses on sales or disposals of assets of $11.0 million, partially offset by a decrease in integration and acquisition related costs, including pre-acquisition contingencies and settlements, of $5.9 million. The increase in other operating expenses during the six months ended June 30, 2023 was primarily attributable to a loss on the sale of Mexico Fiber of $80.0 million and an increase in impairment charges of $59.0 million.
Total Other Expense (Income)

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2023	2022		2023	2022
Total other expense (income)	$399.0	$(116.0)	(444)%	$806.2	$(116.1)	(794)%
Total other expense (income) consists primarily of interest expense and realized and unrealized foreign currency gains or losses as a result of foreign currency exchange rate fluctuations primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.
The change in total other expense (income) during the three months ended June 30, 2023 was primarily due to foreign currency losses of $107.6 million in the current period, as compared to foreign currency gains of $394.7 million in the prior-year period and an increase in net interest expense of $55.2 million, primarily due to an increase in our weighted average interest rate, partially offset by an unrealized gain of $28.8 million related to the VIL OCDs held as of June 30, 2023. The change in total other expense (income) during the six months ended June 30, 2023 was primarily due to foreign currency losses of $191.7 million in the current period, as compared to foreign currency gains of $636.8 million in the prior-year period and an increase in net interest expense of $112.1 million, primarily due to an increase in our weighted average interest rate, partially offset by an unrealized gain of $13.1 million related to the VIL OCDs held as of June 30, 2023.
Income Tax Provision

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2023	2022		2023	2022
Income tax provision	$13.2	$7.4	78%	$66.6	$29.9	123%
Effective tax rate	2.8%	0.8%		7.9%	1.8%
As a real estate investment trust for U.S. federal income tax purposes (“REIT”), we may deduct earnings distributed to stockholders against the income generated by our REIT operations. Consequently, the effective tax rate on income from continuing operations for the six months ended June 30, 2023 and 2022 differs from the federal statutory rate.
The income tax provision for the three and six months ended June 30, 2023 includes a benefit from the application of a tax law change in Kenya. The increases in the income tax provision during the three and six months ended June 30, 2023 were primarily attributable to the reversal of valuation allowances of $42.5 million and $79.7 million, respectively, in certain foreign jurisdictions in the prior year. These valuation allowance reversals were recognized as a reduction to the income tax provision in the prior year as the net related deferred tax assets were deemed realizable based on changes in facts and circumstances relevant to the assets’ recoverability.

Net Income / Adjusted EBITDA and Net Income / Nareit FFO attributable to American Tower Corporation common stockholders / Consolidated AFFO / AFFO attributable to American Tower Corporation common stockholders

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2023	2022		2023	2022
Net income	$461.5	$890.9	(48)%	$776.5	$1,593.6	(51)%
Income tax provision	13.2	7.4	78	66.6	29.9	123
Other expense (income)	81.2	(378.3)	(121)	179.0	(630.9)	(128)
Loss on retirement of long-term obligations	0.3	—	100	0.3	—	100
Interest expense	348.1	276.6	26	688.3	539.0	28
Interest income	(30.6)	(14.3)	114	(61.4)	(24.2)	154
Other operating expenses	61.7	19.7	213	189.2	45.8	313
Depreciation, amortization and accretion	764.6	826.5	(7)	1,558.7	1,642.3	(5)
Stock-based compensation expense	49.4	42.2	17	114.9	98.9	16
Adjusted EBITDA	$1,749.4	$1,670.7	5%	$3,512.1	$3,294.4	7%

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2023	2022		2023	2022
Net income	$461.5	$890.9	(48)%	$776.5	$1,593.6	(51)%
Real estate related depreciation, amortization and accretion	703.0	796.4	(12)	1,431.8	1,521.5	(6)
Losses from sale or disposal of real estate and real estate related impairment charges (1)	50.3	4.3	1,070	169.0	18.1	834
Dividends to noncontrolling interests (2)	(11.4)	—	100	(22.8)	—	100
Adjustments for unconsolidated affiliates and noncontrolling interests	(70.8)	(42.6)	66	(139.0)	(84.1)	65
Nareit FFO attributable to American Tower Corporation common stockholders	$1,132.6	$1,649.0	(31)%	$2,215.5	$3,049.1	(27)%
Straight-line revenue	(120.8)	(113.3)	7	(232.8)	(222.7)	5
Straight-line expense	7.6	10.7	(29)	15.5	21.3	(27)
Stock-based compensation expense	49.4	42.2	17	114.9	98.9	16
Deferred portion of income tax and other income tax adjustments	(55.6)	(74.2)	(25)	(64.5)	(151.5)	(57)
GTP one-time cash tax settlement (3)	—	0.8	(100)	—	46.6	(100)
Non-real estate related depreciation, amortization and accretion	61.6	30.1	105	126.9	120.8	5
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	12.5	11.4	10	24.2	23.5	3
Other expense (income) (4)	81.2	(378.3)	(121)	179.0	(630.9)	(128)
Loss on retirement of long-term obligations	0.3	—	100	0.3	—	100
Other operating expense (5)	11.4	15.4	(26)	20.2	27.7	(27)
Capital improvement capital expenditures	(30.0)	(40.7)	(26)	(65.7)	(68.4)	(4)
Corporate capital expenditures	(4.2)	(2.7)	56	(7.2)	(4.0)	80
Adjustments for unconsolidated affiliates and noncontrolling interests	70.8	42.6	66	139.0	84.1	65
Consolidated AFFO	$1,216.8	$1,193.0	2%	$2,465.3	$2,394.5	3%
Adjustments for unconsolidated affiliates and noncontrolling interests (6)	(66.2)	(37.8)	75%	(129.7)	(72.2)	80%
AFFO attributable to American Tower Corporation common stockholders	$1,150.6	$1,155.2	(0)%	$2,335.6	$2,322.3	1%
_______________
(1)Included in these amounts are impairment charges of $37.5 million, $2.5 million, $67.3 million and $8.3 million, respectively. For the six months ended June 30, 2023, includes a loss on the sale of Mexico Fiber of $80.0 million.
(2)For the three and six months ended June 30, 2023, includes $11.4 million and $22.8 million, respectively, of distributions related to the outstanding mandatorily convertible preferred equity in connection with our agreements with certain investment vehicles affiliated with Stonepeak Partners LP (such investment vehicles, collectively, “Stonepeak”).
(3)In 2015, we incurred charges in connection with a tax election pursuant to which MIP Tower Holdings LLC, parent company to Global Tower Partners (“GTP”), would no longer operate as a separate REIT for federal and state income tax purposes. We finalized a settlement related to this tax election in the six month period ended June 30, 2022. We believe that these related transactions are nonrecurring, and do not believe it is an indication of our operating performance. Accordingly, we believe it is more meaningful to present Consolidated AFFO excluding these amounts.
(4)Includes losses (gains) on foreign currency exchange rate fluctuations of $107.6 million, $(394.7) million, $191.7 million and $(636.8) million, respectively.
(5)Primarily includes acquisition-related costs and integration costs.
(6)Includes adjustments for the impact on both Nareit FFO attributable to American Tower Corporation common stockholders as well as the other line items included in the calculation of Consolidated AFFO.

The decreases in net income for the three and six months ended June 30, 2023 were primarily due to (i) changes in other expense (income) primarily due to foreign currency exchange rate fluctuations, (ii) increases in interest expense, (iii) increases in other operating expense and (iv) increases in the income tax provision, partially offset by (a) increases in segment operating profit and (b) decreases in depreciation, amortization and accretion expense.
The increase in Adjusted EBITDA for the three months ended June 30, 2023 was primarily attributable to an increase in our gross margin, partially offset by an increase in SG&A, excluding the impact of stock-based compensation expense of $14.3 million. The increase in Adjusted EBITDA for the six months ended June 30, 2023 was primarily attributable to an increase in our gross margin and a decrease in SG&A, excluding the impact of stock-based compensation expense of $24.5 million.
The increases in Consolidated AFFO for the three and six months ended June 30, 2023 were primarily attributable to increases in our operating profit, excluding the impact of straight-line accounting, and decreases in cash paid for income taxes, partially offset by (i) increases in net cash paid for interest and (ii) increases in dividends to noncontrolling interests, including distributions related to the outstanding Stonepeak mandatorily convertible preferred equity. AFFO attributable to American Tower Corporation common stockholders for the three and six months ended June 30, 2023 was impacted by changes in noncontrolling interests held in Data Centers since the beginning of the prior-year period. AFFO attributable to American Tower Corporation common stockholders for the three and six months ended June 30, 2023 was relatively consistent as compared to the prior-year periods.

Liquidity and Capital Resources
The information in this section updates as of June 30, 2023 the “Liquidity and Capital Resources” section of the 2022 Form 10-K and should be read in conjunction with that report.
Overview
During the six months ended June 30, 2023, our significant financing transactions included:
•Redemption of our 3.50% senior unsecured notes due 2023 (the “3.50% Notes”) and our 3.000% senior unsecured notes due 2023 (the “3.000% Notes”) upon their maturity;
•Registered public offering in an aggregate amount of $4.2 billion, including 1.1 billion EUR, of senior unsecured notes with maturities ranging from 2027 to 2033;
•Securitization transactions, including the repayment of $1.3 billion aggregate principal amount outstanding under our Secured Tower Revenue Securities, Series 2013-2A due 2023 (the “Series 2013-2A Securities”) and the issuance of $1.3 billion aggregate principal amount of the Series 2023-1A Securities (as defined below);
•Repayment of $1.5 billion under our $1.5 billion unsecured term loan entered into in December 2021 (the “2021 USD Two Year Delayed Draw Term Loan”); and
•Amendment of the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 Term Loan (each as defined below) to, among other things, (i) extend the maturity dates under each of the 2021 Multicurrency Credit Facility and the 2021 Credit Facility and (ii) adopt an Adjusted Term SOFR (as defined in the amendment agreements) pricing benchmark.
As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes the significant components of our liquidity (in millions):

As of June 30, 2023
Available under the 2021 Multicurrency Credit Facility	$4,019.2
Available under the 2021 Credit Facility	2,206.6
Letters of credit	(34.0)
Total available under credit facilities, net	$6,191.8
Cash and cash equivalents	2,015.7
Total liquidity	$8,207.5
Subsequent to June 30, 2023, we made additional net borrowings of $485.0 million under the 2021 Credit Facility.
Summary cash flow information is set forth below (in millions):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used for):
Operating activities	$2,279.9	$1,578.9
Investing activities	(716.5)	(903.5)
Financing activities	(1,573.8)	(755.4)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	19.1	(60.2)
Net increase (decrease) in cash and cash equivalents, and restricted cash	$8.7	$(140.2)
We use our cash flows to fund our operations and investments in our business, including maintenance and improvements, communications site and data center construction, managed network installations and acquisitions. Additionally, we use our cash flows to make distributions, including distributions of our REIT taxable income to maintain our qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). We may also periodically repay or repurchase our existing indebtedness or equity. We typically fund our international expansion efforts primarily through a combination of cash on hand, intercompany debt and equity contributions.
As of June 30, 2023, we had total outstanding indebtedness of $39.1 billion, with a current portion of $3.2 billion. During the six months ended June 30, 2023, we generated sufficient cash flow from operations, together with borrowings under our credit facilities, proceeds from our debt issuances and cash on hand, to fund our acquisitions, capital expenditures and debt service obligations, as well as our required distributions. We believe the cash generated by operating activities during the year ending December 31, 2023, together with our borrowing capacity under our credit facilities, will suffice to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions.
Material Cash Requirements— There were no material changes to the Material Cash Requirements section of the 2022 Form 10-K.
As of June 30, 2023, we had $1.6 billion of cash and cash equivalents held by our foreign subsidiaries. As of June 30, 2023, we had $318.4 million of cash and cash equivalents held by our joint ventures, of which $273.8 million was held by our foreign joint ventures. While certain subsidiaries may pay us interest or principal on intercompany debt, it has not been our practice to repatriate earnings from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay certain taxes.
Cash Flows from Operating Activities
The increase in cash provided by operating activities for the six months ended June 30, 2023 was primarily attributable to (i) changes in unearned revenue, (ii) an increase in the operating profits of our U.S & Canada, Africa, Europe and Latin America property segments and our Data Centers segment and (iii) a decrease in cash paid for taxes, partially offset by an increase in cash paid for interest.
Cash Flows from Investing Activities
Our significant investing activities during the six months ended June 30, 2023 are highlighted below:
•We received $252.5 million from the sale of Mexico Fiber.
•We spent $91.2 million for acquisitions, including payments made for acquisitions completed in 2022.
•We spent $890.1 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$449.3
Ground lease purchases (2)	75.0
Capital improvements and corporate expenditures (3)	72.9
Redevelopment	230.1
Start-up capital projects	62.8
Total capital expenditures (4)	$890.1
_______________
(1)Includes the construction of 1,900 communications sites globally.
(2)Includes $21.6 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(3)Includes $4.1 million of finance lease payments reported in Repayments of notes payable, credit facilities, senior notes, secured debt, term loan and finance leases in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(4)Net of purchase credits of $18.4 million on certain assets, which are recorded in investing activities in our condensed consolidated statements of cash flows.
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
Cash Flows from Financing Activities
Our significant financing activities were as follows (in millions):

	Six Months Ended June 30,
	2023	2022
Proceeds from issuance of senior notes, net	$4,182.3	$1,293.6
Proceeds from issuance of equity, net	—	2,291.7
(Repayments) proceeds from credit facilities, net	(1,113.8)	905.0
Repayments of term loan	(1,500.0)	(2,400.0)
Proceeds from issuance of securities in securitization transaction	1,300.0	—
Repayment of securitized debt	(1,300.0)	—
Repayments of senior notes (1)	(1,700.0)	(1,555.1)
Distributions paid on common stock	(1,461.3)	(1,280.1)
___________
(1)For the six months ended June 30, 2022, included payment in full of $875.0 million aggregate principal amount and a fair value adjustment of $80.1 million of debt assumed in connection with the acquisition of CoreSite Realty Corporation.
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
The assets of the Trust consist of a nonrecourse loan broken into components or “componentized” (the “Loan”), which also secures each of (i) the Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”) and (ii) the Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”) issued in a securitization transaction in March 2018 (the “2018 Securitization” and, together with the 2023 Securitization, the “Trust Securitizations”) made by the Trust to American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (together, the “AMT Asset Subs”). The AMT Asset Subs are jointly and severally liable under the Loan, which is secured primarily by mortgages on the AMT Asset Subs’ interests in 5,036 broadcast and wireless communications towers and related assets (the “Trust Sites”).
The 2023 Securities correspond to components of the Loan made to the AMT Asset Subs pursuant to the Second Supplement and Amendment dated as of March 13, 2023 (the “2023 Supplement”) to the Second Amended and Restated

Loan and Security Agreement dated as of March 29, 2018 (the “Loan Agreement,” which continues to govern the 2018 Securities, and collectively, the “Trust Loan Agreement”).
The 2023 Securities (a) represent a pass-through interest in the components of the Loan corresponding to the 2023 Securities, and (b) have an expected life of approximately five years with a final repayment date in March 2053. The Series 2023-1A Securities and the Series 2023-1R Securities have interest rates of 5.490% and 5.735%, respectively.
The debt service on the Loan will be paid solely from the cash flows generated from the operation of the Trust Sites held by the AMT Asset Subs. The AMT Asset Subs are required to make monthly payments of interest on the Loan. Subject to certain limited exceptions described below, no payments of principal will be required to be made on the components of the Loan corresponding to the 2023 Securities prior to the monthly payment date in March 2028, which is the anticipated repayment date for those components.
The AMT Asset Subs may prepay the Loan at any time, provided that prepayment is accompanied by applicable prepayment consideration. If the prepayment occurs within twelve months of the anticipated repayment date for the 2023 Securities, no prepayment consideration is due. The entire unpaid principal balance of the components of the Loan corresponding to the 2023 Securities will be due in March 2053.
Repayments of Senior Notes
Repayment of 3.50% Senior Notes—On January 31, 2023, we repaid $1.0 billion aggregate principal amount of the 3.50% Notes upon their maturity. The 3.50% Notes were repaid using borrowings under the 2021 Credit Facility. Upon completion of the repayment, none of the 3.50% Notes remained outstanding.
Repayment of 3.000% Senior Notes—On June 15, 2023, we repaid $700.0 million aggregate principal amount of the 3.000% Notes upon their maturity. The 3.000% Notes were repaid using borrowings under the 2021 Credit Facility. Upon completion of the repayment, none of the 3.000% Notes remained outstanding.
Offerings of Senior Notes
5.500% Senior Notes and 5.650% Senior Notes Offering—On March 3, 2023, we completed a registered public offering of $700.0 million aggregate principal amount of 5.500% senior unsecured notes due 2028 (the “5.500% Notes”) and $800.0 million aggregate principal amount of 5.650% senior unsecured notes due 2033 (the “5.650% Notes”). The net proceeds from this offering were approximately $1,480.9 million, after deducting commissions and estimated expenses, which we used to repay existing indebtedness under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility.
4.125% Senior Notes and 4.625% Senior Notes Offering—On May 16, 2023, we completed a registered public offering of 600.0 million EUR ($652.1 million at the date of issuance) aggregate principal amount of 4.125% senior unsecured notes due 2027 (the “4.125% Notes”) and 500.0 million EUR ($543.4 million at the date of issuance) aggregate principal amount of 4.625% senior unsecured notes due 2031 (the “4.625% Notes”). The net proceeds from this offering were approximately 1,089.5 million EUR (approximately $1,184.1 million at the date of issuance), after deducting commissions and estimated expenses, which we used to repay existing indebtedness under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility.
5.250% Senior Notes and 5.550% Senior Notes Offering—On May 25, 2023, we completed a registered public offering of $650.0 million aggregate principal amount of 5.250% senior unsecured notes due 2028 (the “5.250% Notes”) and $850.0 million aggregate principal amount of 5.550% senior unsecured notes due 2033 (the “5.550% Notes” and, together with the 5.500% Notes, the 5.650% Notes, the 4.125% Notes, the 4.625% Notes and the 5.250% Notes, the “2023 Notes”). The net proceeds from this offering were approximately $1,481.9 million, after deducting commissions and estimated expenses, which we used to repay existing indebtedness under the 2021 Multicurrency Credit Facility.

The key terms of the 2023 Notes are as follows:

Senior Notes	Aggregate Principal Amount (in millions)	Issue Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
5.500% Notes	$700.0	March 3, 2023	March 15, 2028	5.500%	September 15, 2023	March 15 and September 15	February 15, 2028
5.650% Notes	$800.0	March 3, 2023	March 15, 2033	5.650%	September 15, 2023	March 15 and September 15	December 15, 2032
4.125% Notes (3)	$652.1	May 16, 2023	May 16, 2027	4.125%	May 16, 2024	May 16	March 16, 2027
4.625% Notes (3)	$543.4	May 16, 2023	May 16, 2031	4.625%	May 16, 2024	May 16	February 16, 2031
5.250% Notes	$650.0	May 25, 2023	July 15, 2028	5.250%	January 15, 2024	January 15 and July 15	June 15, 2028
5.550% Notes	$850.0	May 25, 2023	July 15, 2033	5.550%	January 15, 2024	January 15 and July 15	April 15, 2033
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
(2)We may redeem the 2023 Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2023 Notes plus a make-whole premium, together with accrued interest to the redemption date. If we redeem the 2023 Notes on or after the par call date, we will not be required to pay a make-whole premium.
(3)The 4.125% Notes and the 4.625% Notes are denominated in EUR; dollar amounts represent the aggregate principal amount at the issuance date.

If we undergo a change of control and corresponding ratings decline, each as defined in the supplemental indenture for the 2023 Notes, we may be required to repurchase all of the 2023 Notes at a purchase price equal to 101% of the principal amount of those 2023 Notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The 2023 Notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries.
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
Bank Facilities
Amendments to Bank Facilities—On June 29, 2023, we amended our (i) $6.0 billion senior unsecured multicurrency revolving credit facility, as previously amended and restated on December 8, 2021 (the “2021 Multicurrency Credit Facility”), (ii) $4.0 billion senior unsecured revolving credit facility, as previously amended and restated on December 8, 2021, (the “2021 Credit Facility”) and (iii) $1.0 billion unsecured term loan, as previously amended and restated on December 8, 2021, (the “2021 Term Loan”).
These amendments, among other things,
i.extend the maturity dates of the 2021 Multicurrency Credit Facility and the 2021 Credit Facility to July 1, 2026 and July 1, 2028, respectively;
ii.commemorate commitments under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility of $6.0 billion and $4.0 billion, respectively; and
iii.replace the London Interbank Offered Rate (“LIBOR”) pricing benchmark with an Adjusted Term Secured Overnight Financing Reserve (“SOFR”) pricing benchmark.
2021 Multicurrency Credit Facility—During the six months ended June 30, 2023, we borrowed an aggregate of $2.3 billion and repaid an aggregate of $4.1 billion, including 842.6 million EUR ($919.1 million as of the repayment date), of revolving indebtedness under our 2021 Multicurrency Credit Facility. We used the borrowings to repay outstanding indebtedness, including the 2021 USD Two Year Delayed Draw Term Loan, and for general corporate purposes. We currently have $3.5 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Multicurrency Credit Facility in the ordinary course.
2021 Credit Facility—During the six months ended June 30, 2023, we borrowed an aggregate of $2.5 billion and repaid an aggregate of $1.8 billion of revolving indebtedness under our 2021 Credit Facility. We used the borrowings to repay outstanding indebtedness, including the 3.50% Notes and the 3.000% Notes, and for general corporate purposes. We currently have $30.5 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Credit Facility in the ordinary course.
Repayment of 2021 USD Two Year Delayed Draw Term Loan—On June 27, 2023, we repaid all amounts outstanding under the 2021 USD Two Year Delayed Draw Term Loan with borrowings under the 2021 Multicurrency Credit Facility.
As of June 30, 2023, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan and our 825.0 million EUR unsecured term loan, as amended and restated in December 2021 (the “2021 EUR Three Year Delayed Draw Term Loan”) were as follows:

Bank Facility		Outstanding Principal Balance ($ in millions)	Maturity Date		SOFR or EURIBOR borrowing interest rate range (1)	Base rate borrowing interest rate range (1)	Current margin over SOFR or EURIBOR and the base rate, respectively
2021 Multicurrency Credit Facility	(2)	$1,980.8	July 1, 2026	(3)	0.875% - 1.500%	0.000% - 0.500%	1.125% and 0.125%
2021 Credit Facility	(4)	1,793.4	July 1, 2028	(3)	0.875% - 1.500%	0.000% - 0.500%	1.125% and 0.125%
2021 Term Loan	(4)	1,000.0	January 31, 2027		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2021 EUR Three Year Delayed Draw Term Loan	(5)	900.0	May 28, 2024		0.875% - 1.625%	0.000% - 0.625%	1.125% and 0.125%
___________
(1)Represents interest rate above: (a) SOFR for SOFR based borrowings, (b) Euro Interbank Offer Rate (“EURIBOR”) for EURIBOR based borrowings and (c) the defined base rate for base rate borrowings, in each case based on our debt ratings.
(2)Currently borrowed at SOFR for USD denominated borrowings and at EURIBOR for EUR denominated borrowings.
(3)Subject to two optional renewal periods.
(4)Currently borrowed at SOFR.
(5)Currently borrowed at EURIBOR.

We must pay a quarterly commitment fee on the undrawn portion of each of the 2021 Multicurrency Credit Facility and the 2021 Credit Facility. The commitment fee for the 2021 Multicurrency Credit Facility and the 2021 Credit Facility ranges from 0.080% to 0.200% per annum, based upon our debt ratings, and is currently 0.110%.
The 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan and the 2021 EUR Three Year Delayed Draw Term Loan and the associated loan agreements (the “Bank Loan Agreements”) do not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. We have the option of either a defined base rate, SOFR or EURIBOR as the applicable base rate for borrowings under the Bank Facilities.
Each Bank Loan Agreement contains certain reporting, information, financial and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which we must comply. Failure to comply with these financial and operating covenants could not only prevent us from being able to borrow additional funds under the revolving credit facilities, but may constitute a default, which could result in, among other things, the amounts outstanding under the applicable agreement, including all accrued interest and unpaid fees, becoming immediately due and payable.
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

India Credit Facilities—During the six months ended June 30, 2023, we increased the borrowing capacity of our working capital facilities in India by 2.8 billion INR (approximately $34.0 million). As of June 30, 2023, the borrowing capacity under the working capital facilities in India is 10.7 billion INR (approximately $130.0 million). As of June 30, 2023, we have not borrowed under these facilities.
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
During the six months ended June 30, 2023, there were no repurchases under either of the Buyback Programs.
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
Sales of Equity Securities—We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan and upon exercise of stock options granted under our equity incentive plan. During the six months ended June 30, 2023, we received an aggregate of $10.3 million in proceeds upon exercises of stock options and sales pursuant to our employee stock purchase plan (the “ESPP”).
2020 “At the Market” Stock Offering Program—In August 2020, we established an “at the market” stock offering program through which we may issue and sell shares of our common stock having an aggregate gross sales price of up to $1.0 billion (the “2020 ATM Program”). Sales under the 2020 ATM Program may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds from any issuances under the 2020 ATM Program for general corporate purposes, which may include, among other things, the funding of acquisitions, additions to working capital and repayment or refinancing of existing indebtedness. As of June 30, 2023, we have not sold any shares of common stock under the 2020 ATM Program.
Future Financing Transactions—We regularly consider various options to obtain financing and access the capital markets, subject to market conditions, to meet our funding needs. Such capital raising alternatives, in addition to those noted above, such as the 2020 ATM Program, may include amendments and extensions of our bank facilities, entry into new bank facilities, transactions with private equity funds or partnerships, additional senior note offerings and securitization transactions. No assurance can be given as to whether any such financing transactions will be completed or as to the timing or terms thereof.
Distributions—As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of net operating losses (“NOLs”). We have distributed an aggregate of approximately $15.9 billion to our common stockholders, including the dividend paid in July 2023, primarily classified as ordinary income that may be treated as qualified REIT dividends under Section 199A of the Code for taxable years ending before 2026.
During the six months ended June 30, 2023, we paid $3.12 per share, or $1.5 billion, to our common stockholders of record. In addition, we declared a distribution of $1.57 per share, or $731.8 million, paid on July 10, 2023 to our common stockholders of record at the close of business on June 16, 2023.
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

We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of June 30, 2023, the amount accrued for distributions payable related to unvested restricted stock units was $15.5 million. During the six months ended June 30, 2023, we paid $7.3 million of distributions upon the vesting of restricted stock units.
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
Restrictions Under Loan Agreements Relating to Our Credit Facilities—Each Bank Loan Agreement contains certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The Bank Loan Agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. As of June 30, 2023, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended June 30, 2023 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~ 2.8	~ 0.5
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ 18.3 (4)	~ 6.1
_______________
(1)Each component of the ratio as defined in the applicable loan agreement.
(2)Assumes no change to Adjusted EBITDA.
(3)Assumes no change to our debt levels.
(4)Effectively, however, additional Senior Secured Debt under this ratio would be limited to the capacity under the Consolidated Total Leverage Ratio.
The Bank Loan Agreements also contain reporting and information covenants that require us to provide financial and operating information to the lenders within certain time periods. If we are unable to provide the required information on a timely basis, we would be in breach of these covenants.
Failure to comply with the financial maintenance tests and certain other covenants of the Bank Loan Agreements could not only prevent us from being able to borrow additional funds under the revolving credit facilities, but may also constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. If this were to occur, we may not have sufficient cash on hand to repay such indebtedness. The key factors affecting our ability to comply with the debt covenants described above are our financial performance relative to the financial maintenance tests defined in the Bank Loan Agreements and our ability to fund our debt service obligations. Based upon our current expectations, we believe our operating results during the next 12 months will be sufficient to comply with these covenants.
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
Under the Securitization Loan Agreements, amounts due will be paid from the cash flows generated by the assets securing the Series 2015-2 Notes or the assets securing the Loan, as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after paying all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of these assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to us for use. As of June 30, 2023, $95.5 million held in such reserve accounts was classified as restricted cash.
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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During the Six Months Ended June 30, 2023	DSCR as of June 30, 2023	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$160.7	17.47x	$297.5	$300.2
Trust Securitizations	AMT Asset Subs	Secured Tower Revenue Securities, Series 2023-1, Subclass A, Secured Tower Revenue Securities, Series 2023-1, Subclass R, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (2)	(3)(5)	$279.0	6.95x	$509.2	$522.7
_____________
(1)Based on the net cash flow of the applicable issuer or borrower as of June 30, 2023 and the expenses payable over the next 12 months on the Series 2015-2 Notes or the Loan, as applicable.
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
(4)No amortization period is triggered if the outstanding principal amount of a series has not been repaid in full on the applicable anticipated repayment date. However, in that event, additional interest will accrue on the unpaid principal balance of the applicable series, and that series will begin to amortize on a monthly basis from excess cash flow.
(5)An amortization period exists if the outstanding principal amount has not been paid in full on the applicable anticipated repayment date and continues to exist until the principal has been repaid in full.

A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners or the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, and to meet REIT distribution requirements. During an “amortization period,” all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to pay the principal of the Series 2015-2 Notes or the Loan, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to the Series 2015-2 Notes or the Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. With respect to the Series 2015-2 Notes, upon the occurrence of, and during, an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of the Series 2015-2 Notes, declare the Series 2015-2 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of those notes. Furthermore, if GTP Acquisition Partners or the AMT Asset Subs were to default on the Series 2015-2 Notes or the Loan, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,344 communications sites that secure the Series 2015-2 Notes or the 5,036 broadcast and wireless communications towers and related assets that secure the Loan, respectively, in which case we could lose those sites and their associated revenue.
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
We have reviewed our policies and estimates to determine our critical accounting policies for the six months ended June 30, 2023. We have made no material changes to the critical accounting policies described in the 2022 Form 10-K.
In October 2019, the Supreme Court of India issued a ruling regarding the definition of AGR and associated fees and charges, which was reaffirmed in both March 2020 and July 2021 with respect to the total charges, which may (a) have a material financial impact on certain of our customers and (b) affect their ability to perform their obligations under agreements with us. In September 2020, the Supreme Court of India defined the expected timeline of ten years for payments owed under the ruling. In September 2021, the government of India approved a relief package that, among other things, included (i) a four-year moratorium on the payment of AGR fees owed and (ii) a prospective change in the definition of AGR. In the third quarter of 2022, our largest customer in India, VIL, communicated that it would make partial payments of its contractual amounts owed to us and indicated that it would continue to make partial payments for the remainder of 2022. In late 2022, VIL had communicated its intent to resume payments in full under its contractual obligations owed to us beginning on January 1, 2023. However, in early 2023, VIL communicated that it would not be able to resume payments in full of its contractual obligations owed to us, and that it would instead continue to make partial payments. As a result, we determined that certain fixed and intangible assets had been impaired during the year ended December 31, 2022. During the year ended December 31, 2022, an impairment of $97.0 million was taken on tower and network location intangible assets in India. We also impaired the tenant-related intangible assets for VIL, which resulted in an impairment of $411.6 million during the year ended December 31, 2022.
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
The carrying value of tenant-related intangibles in India was $0.4 billion as of June 30, 2023, which represents 3% of our consolidated balance of $12.7 billion. Additionally, a significant reduction in customer related cash flows in India could also impact our tower portfolio and network location intangibles. The carrying values of our tower portfolio and network location intangibles in India were $0.9 billion and $0.3 billion, respectively, as of June 30, 2023, which represent 11% and 8% of our consolidated balances of $8.8 billion and $3.4 billion, respectively. The carrying value of goodwill in India was $0.9 billion as of June 30, 2023, which represents 7% of our consolidated balance of $13.1 billion.
During the six months ended June 30, 2023, no potential goodwill impairment was identified as the fair value of each of our reporting units was in excess of its carrying amount.

Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of June 30, 2023 consisted of $2.0 billion under the 2021 Multicurrency Credit Facility, $1.8 billion under the 2021 Credit Facility, $1.0 billion under the 2021 Term Loan, $900.0 million under the 2021 EUR Three Year Delayed Draw Term Loan, and $31.6 million under the Nigeria letters of credit. A 10% increase in current interest rates would result in an additional $16.9 million of interest expense for the six months ended June 30, 2023.
Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency exchange rate fluctuations. For the six months ended June 30, 2023, 44% of our revenues and 50% of our total operating expenses were denominated in foreign currencies.
As of June 30, 2023, we have incurred intercompany debt that is not considered to be permanently reinvested and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $48.8 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the six months ended June 30, 2023. As of June 30, 2023, we have 7.5 billion EUR (approximately $8.2 billion) denominated debt outstanding. An adverse change of 10% in the underlying exchange rates of our outstanding EUR debt would result in $0.9 billion of foreign currency losses that would be included in Other expense in our consolidated statements of operations for the six months ended June 30, 2023.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2023 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have updated our risk factors to remove the risk factor captioned “We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates” and to replace this with the risk factor below. Other than as set forth below, there were no material changes to the risk factors disclosed in Item 1A of the 2022 Form 10-K.
The transition to SOFR based loans may adversely affect our cost to obtain financing.
As a result of the decision by the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), to phase out LIBOR rates by June 2023, we amended certain of our bank facilities during the quarter ended June 30, 2023 to transition from bearing interest based on LIBOR to bearing interest based on the Secured Overnight Financing Rate (“SOFR”) plus prescribed margins. The Alternative Reference Rates Committee, a steering committee comprised of United States financial market participants, selected, and the Federal Reserve Bank of New York has recommended, SOFR as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight United States treasury market. LIBOR and SOFR have significant differences: LIBOR was an unsecured lending rate and SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR is a forward-looking rate that reflected term rates at different maturities. There can be no assurance that rates linked to SOFR or associated changes related to the adoption of SOFR will be as favorable to us as LIBOR, and may result in an effective increase in the applicable interest rate on our current or future debt obligations, including under our bank facilities. Further, if future rates based upon SOFR are higher or more volatile than LIBOR rates as historically determined, or if there are unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates, we may experience potential increases in interest rates on any variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

ITEM 5.	OTHER INFORMATION
(c) Insider Trading Arrangements and Policies
Rule 10b5-1 Plans
Rodney M. Smith, our Executive Vice President, Chief Financial Officer and Treasurer, entered into a pre-arranged stock trading plan on April 27, 2023. Mr. Smith’s plan provides for the potential exercise of vested stock options and the sale of up to 16,251 shares of our common stock, including such exercised options, between August 3, 2023 and October 6, 2023.
Steven O. Vondran, our Executive Vice President and President, U.S. Tower Division, entered into a pre-arranged stock trading plan on April 27, 2023. Mr. Vondran’s plan provides for the potential exercise of vested stock options and the associated sale of up to 3,265 shares of our common stock between August 4, 2023 and March 8, 2024.
Robert D. Hormats, one of our Directors, entered into a pre-arranged stock trading plan on April 27, 2023. Mr. Hormat’s plan provides for the potential sale of up to 550 shares of our common stock between August 1, 2023 and October 31, 2023.
Olivier Puech, our Executive Vice President and President, Latin America and EMEA, entered into a pre-arranged stock trading plan on May 19, 2023. Mr. Puech’s plan provides for the potential sale of up to 31,599 shares of our common stock, a number of shares of our common stock to be determined that will be purchased under the ESPP, and a number of shares of our common stock to be determined that may be earned in connection with the grant of the 2021 PSUs (as further discussed in note 9 to our consolidated and condensed consolidated financial statements included in this Quarterly Report) between August 17, 2023 and May 1, 2024.

Each of these trading plans was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1 under the Exchange Act and our policies regarding transactions in our securities. Generally, these trading plans pre-establish the amounts, prices and dates of future purchases or sales of our stock, including shares issued upon the exercise or vesting of equity awards. Under these trading plans, the individual director or officer relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after, significant company events.

ITEM 6.	EXHIBITS

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.1

3.2	Certificate of Merger, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.2

3.3	Amended and Restated By-Laws of the Company, effective as of February 12, 2016	8-K	001-14195	February 16, 2016	3.1

4.1	Supplemental Indenture No. 2, dated as of May 16, 2023, by and among the Company, U.S. Bank Trust Company, National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent, for the 4.125% Senior Notes due 2027 and the 4.625% Senior Notes due 2031	8-K	001-14195	May 16, 2023	4.1

4.2	Supplemental Indenture No. 3, dated as of May 25, 2023, by and between the Company and U.S. Bank Trust Company, National Association, as trustee, for the 5.250% Senior Notes due 2028 and the 5.550% Senior Notes due 2033	8-K	001-14195	May 25, 2023	4.1

10.1	Amendment No. 1 to the Second Amended and Restated Term Loan Agreement, dated as of June 29, 2023, among the Company, as borrower, Mizuho Bank, Ltd., as administrative agent, and a majority of the lenders under the Second Amended and Restated Term Loan Agreement, dated as of December 8, 2021	Filed herewith as Exhibit 10.1	—	—	—

10.2	Amendment No. 1 to the Third Amended and Restated Multicurrency Revolving Credit Agreement, dated as of June 29, 2023, among the Company as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of lenders under the Third Amended and Restated Multicurrency Revolving Credit Agreement, dated as of December 8, 2021	Filed herewith as Exhibit 10.2	—	—	—

10.3	Amendment No. 1 to the Fourth Amended and Restated Revolving Credit Agreement, dated as of June 29, 2023, among the Company as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of lenders under the Fourth Amended and Restated Revolving Credit Agreement, dated as of December 8, 2021	Filed herewith as Exhibit 10.3	—	—	—

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1	—	—	—

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2	—	—	—

Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
32	Certifications filed pursuant to 18. U.S.C. Section 1350	Filed herewith as Exhibit 32	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document		—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition	Filed herewith as Exhibit 101

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	—

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: July 27, 2023	By:	/S/ RODNEY M. SMITH
Rodney M. Smith Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)