Form 10-Q
period 2023-09-30
AMERICAN TOWER CORP /MA/
filed 2023-10-26
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2023.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of October 19, 2023, there were 466,165,118 shares of common stock outstanding.

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,118.9	$2,028.4
Restricted cash	112.7	112.3
Accounts receivable, net	647.7	758.3
Prepaid and other current assets	970.6	723.3
Total current assets	3,849.9	3,622.3
PROPERTY AND EQUIPMENT, net	19,612.1	19,998.3
GOODWILL	12,569.7	12,956.7
OTHER INTANGIBLE ASSETS, net	16,655.1	17,983.3
DEFERRED TAX ASSET	126.8	129.2
DEFERRED RENT ASSET	3,383.3	3,039.1
RIGHT-OF-USE ASSET	8,801.0	8,918.9
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	655.1	546.7
TOTAL	$65,653.0	$67,194.5
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$216.2	$218.6
Accrued expenses	1,222.8	1,344.2
Distributions payable	775.9	745.3
Accrued interest	244.2	261.0
Current portion of operating lease liability	779.6	788.9
Current portion of long-term obligations	3,157.5	4,514.2
Unearned revenue	472.5	439.7
Total current liabilities	6,868.7	8,311.9
LONG-TERM OBLIGATIONS	35,442.4	34,156.0
OPERATING LEASE LIABILITY	7,436.7	7,591.9
ASSET RETIREMENT OBLIGATIONS	2,113.0	2,047.4
DEFERRED TAX LIABILITY	1,422.6	1,492.0
OTHER NON-CURRENT LIABILITIES	1,135.1	1,186.8
Total liabilities	54,418.5	54,786.0
COMMITMENTS AND CONTINGENCIES
EQUITY (shares in thousands):
Common stock: $.01 par value; 1,000,000 shares authorized; 477,164 and 476,623 shares issued; and 466,160 and 465,619 shares outstanding, respectively	4.8	4.8
Additional paid-in capital	14,823.0	14,689.0
Distributions in excess of earnings	(2,927.4)	(2,101.9)
Accumulated other comprehensive loss	(6,065.9)	(5,718.3)
Treasury stock (11,004 shares at cost)	(1,301.2)	(1,301.2)
Total American Tower Corporation equity	4,533.3	5,572.4
Noncontrolling interests	6,701.2	6,836.1
Total equity	11,234.5	12,408.5
TOTAL	$65,653.0	$67,194.5
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES:
Property	$2,792.4	$2,609.9	$8,235.5	$7,825.2
Services	26.2	61.6	122.0	180.9
Total operating revenues	2,818.6	2,671.5	8,357.5	8,006.1
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property	803.3	808.8	2,400.4	2,374.3
Services	12.5	27.7	48.8	84.5
Depreciation, amortization and accretion	762.9	898.1	2,321.6	2,540.4
Selling, general, administrative and development expense	231.9	231.2	740.2	748.0
Other operating expenses	27.3	52.8	216.5	98.6
Goodwill impairment	322.0	—	322.0	—
Total operating expenses	2,159.9	2,018.6	6,049.5	5,845.8
OPERATING INCOME	658.7	652.9	2,308.0	2,160.3
OTHER INCOME (EXPENSE):
Interest income	45.7	18.8	107.1	43.0
Interest expense	(359.2)	(294.0)	(1,047.5)	(833.0)
Loss on retirement of long-term obligations	—	(0.4)	(0.3)	(0.4)
Other income (including foreign currency gains of $238.6, $474.5, $46.9 and $1,111.3, respectively)	297.8	478.5	118.8	1,109.4
Total other (expense) income	(15.7)	202.9	(821.9)	319.0
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	643.0	855.8	1,486.1	2,479.3
Income tax provision	(65.7)	(36.1)	(132.3)	(66.0)
NET INCOME	577.3	819.7	1,353.8	2,413.3
Net loss attributable to noncontrolling interests	9.6	20.0	44.6	36.3
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$586.9	$839.7	$1,398.4	$2,449.6
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$1.26	$1.80	$3.00	$5.32
Diluted net income attributable to American Tower Corporation common stockholders	$1.26	$1.80	$2.99	$5.31
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	466,168	465,594	466,000	460,141
DILUTED	467,161	466,801	467,034	461,360
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$577.3	$819.7	$1,353.8	$2,413.3
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (benefit) expense of $(0.2), $(0.8), $0.0 and $(1.0), respectively	(624.6)	(1,075.9)	(406.1)	(2,117.9)
Other comprehensive loss	(624.6)	(1,075.9)	(406.1)	(2,117.9)
Comprehensive (loss) income	(47.3)	(256.2)	947.7	295.4
Comprehensive loss attributable to noncontrolling interests	128.9	225.9	103.1	494.9
Comprehensive income (loss) attributable to American Tower Corporation stockholders	$81.6	$(30.3)	$1,050.8	$790.3
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,353.8	$2,413.3
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, amortization and accretion	2,321.6	2,540.4
Stock-based compensation expense	158.0	138.1
Loss on early retirement of long-term obligations	0.3	0.4
Other non-cash items reflected in statements of operations	413.9	(1,112.2)
Increase in net deferred rent balances	(341.4)	(350.4)
Right-of-use asset and Operating lease liability, net	(60.5)	0.6
Changes in unearned revenue	0.0	(710.9)
Increase in assets	(268.1)	(309.3)
Increase (decrease) in liabilities	2.9	(98.8)
Cash provided by operating activities	3,580.5	2,511.2
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(1,273.5)	(1,215.4)
Payments for acquisitions, net of cash acquired	(151.9)	(359.1)
Proceeds from sale of short-term investments and other non-current assets	13.0	16.0
Deposits and other	246.8	52.3
Cash used for investing activities	(1,165.6)	(1,506.2)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	147.3	13.5
Borrowings under credit facilities	5,370.0	3,500.0
Proceeds from issuance of senior notes, net	5,678.3	1,293.6
Proceeds from issuance of securities in securitization transaction	1,300.0	—
Repayments of notes payable, credit facilities, senior notes, secured debt, term loans and finance leases	(12,437.1)	(8,595.7)
Distributions to noncontrolling interest holders	(34.4)	(3.2)
Contributions from noncontrolling interest holders	3.0	2,548.5
Proceeds from stock options and employee stock purchase plan	12.3	21.0
Distributions paid on common stock	(2,193.2)	(1,945.9)
Proceeds from the issuance of common stock, net	—	2,291.7
Deferred financing costs and other financing activities	(127.7)	(84.0)
Cash used for financing activities	(2,281.5)	(960.5)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(42.5)	(138.2)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	90.9	(93.7)
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	2,140.7	2,343.3
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$2,231.6	$2,249.6
CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $27.5 AND $7.1, RESPECTIVELY)	$197.4	$244.5
CASH PAID FOR INTEREST	$1,054.8	$852.5
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment under finance leases and perpetual easements	$22.6	$19.4
Decrease in accounts payable and accrued expenses for purchases of property and equipment and construction activities	$(56.8)	$(26.5)
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Three Months Ended September 30, 2022 and 2023	Issued Shares	Amount	Shares	Amount
BALANCE, JULY 1, 2022	476,500	$4.8	(10,915)	$(1,282.4)	$14,606.8	$(5,528.2)	$(842.3)	$3,767.5	$10,726.2
Stock-based compensation related activity	17	0.0	—	—	40.1	—	—	—	40.1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(870.0)	—	(205.9)	(1,075.9)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	2,504.2	2,504.2
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(9.0)	(9.0)
Common stock distributions declared	—	—	—	—	—	—	(686.7)	—	(686.7)
Net income (loss)	—	—	—	—	—	—	839.7	(20.0)	819.7
BALANCE, SEPTEMBER 30, 2022	476,517	$4.8	(10,915)	$(1,282.4)	$14,646.9	$(6,398.2)	$(689.3)	$6,036.8	$12,318.6

BALANCE, JULY 1, 2023	477,138	$4.8	(11,004)	$(1,301.2)	$14,779.2	$(5,560.6)	$(2,755.8)	$6,840.8	$12,007.2
Stock-based compensation related activity	26	0.0	—	—	43.8	—	—	—	43.8
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(505.3)	—	(119.3)	(624.6)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	1.1	1.1
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(11.8)	(11.8)
Common stock distributions declared	—	—	—	—	—	—	(758.5)	—	(758.5)
Net income (loss)	—	—	—	—	—	—	586.9	(9.6)	577.3
BALANCE, SEPTEMBER 30, 2023	477,164	$4.8	(11,004)	$(1,301.2)	$14,823.0	$(6,065.9)	$(2,927.4)	$6,701.2	$11,234.5

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Nine Months Ended September 30, 2022 and 2023	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2022	466,687	$4.7	(10,915)	$(1,282.4)	$12,240.2	$(4,738.9)	$(1,142.4)	$3,988.4	$9,069.6
Stock-based compensation related activity	607	0.0	—	—	106.8	—	—	—	106.8
Issuance of common stock- stock purchase plan	38	0.0	—	—	8.3	—	—	—	8.3
Issuance of common stock	9,185	0.1	—	—	2,291.6	—	—	—	2,291.7
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(1,659.3)	—	(458.6)	(2,117.9)
Contributions from noncontrolling interest	—	—		—	—	—	—	2,552.6	2,552.6
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(9.3)	(9.3)
Common stock distributions declared	—	—	—	—	—	—	(1,996.5)	—	(1,996.5)
Net income (loss)	—	—	—	—	—	—	2,449.6	(36.3)	2,413.3
BALANCE, SEPTEMBER 30, 2022	476,517	$4.8	(10,915)	$(1,282.4)	$14,646.9	$(6,398.2)	$(689.3)	$6,036.8	$12,318.6

BALANCE, JANUARY 1, 2023	476,623	$4.8	(11,004)	$(1,301.2)	$14,689.0	$(5,718.3)	$(2,101.9)	$6,836.1	$12,408.5
Stock-based compensation related activity	489	0.0	—	—	125.8	—	—	—	125.8
Issuance of common stock- stock purchase plan	52	0.0	—	—	8.2	—	—	—	8.2
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(347.6)	—	(58.5)	(406.1)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	11.6	11.6
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(43.4)	(43.4)
Common stock distributions declared	—	—	—	—	—	—	(2,223.9)	—	(2,223.9)
Net income (loss)	—	—	—	—	—	—	1,398.4	(44.6)	1,353.8
BALANCE, SEPTEMBER 30, 2023	477,164	$4.8	(11,004)	$(1,301.2)	$14,823.0	$(6,065.9)	$(2,927.4)	$6,701.2	$11,234.5
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated and condensed consolidated financial statements have been prepared by American Tower Corporation (together with its subsidiaries, “ATC” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The consolidated and condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the entire year.
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
As of September 30, 2023, the Company holds (i) a 52% controlling interest in subsidiaries whose holdings consist of the Company’s operations in France, Germany and Spain (such subsidiaries, collectively, “ATC Europe”) (Allianz and CDPQ (each as defined in note 11) hold the noncontrolling interests), (ii) a 51% controlling interest in a joint venture whose holdings consist of the Company’s operations in Bangladesh (Confidence Tower Holdings Ltd. (“Confidence Group”) holds the noncontrolling interests) and (iii) a common equity interest of approximately 72% in the Company’s U.S. data center business (Stonepeak (as defined and further discussed in note 11) holds approximately 28% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity). As of September 30, 2023, ATC Europe holds an 87% and an 83% controlling interest in subsidiaries that consist of the Company’s operations in Germany and Spain, respectively (PGGM holds the noncontrolling interests). See note 11 for a discussion of changes to the Company’s noncontrolling interests during the three and nine months ended September 30, 2023 and 2022.
Sale of Mexico Fiber— On March 29, 2023, the Company completed the sale of one of its subsidiaries in Mexico that held fiber assets (“Mexico Fiber”) for total consideration of $252.5 million, resulting in a loss on the sale of $80.0 million, which was included in Other operating expenses in the accompanying consolidated statements of operations. As a result of the transaction, the Company disposed of $20.7 million of goodwill based on the relative fair value of Mexico Fiber and the portion of the applicable goodwill reporting unit that was retained. Prior to the divestiture, Mexico Fiber’s operating results were included within the Latin America property segment. The divestiture did not qualify for presentation as a discontinued operation.
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
Significant Accounting Policies—The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements included in the 2022 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2023.
The Company is in the process of reviewing the remaining estimated useful lives of its tower assets. The Company now has over 20 years of operating history, and it is considering whether it should modify its current estimates for asset lives based on its historical operating experience. The Company has retained an independent consultant to assist the Company in completing this review and analysis. The Company currently depreciates its towers on a straight-line basis over the shorter of the term of the underlying ground lease (including renewal options) taking into account residual value or the estimated useful life of the tower, which the Company has historically estimated to be 20 years. Additionally, certain of

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
the Company’s intangible assets are amortized on a similar basis to its tower assets, as the estimated useful lives of such intangible assets correlate to the useful life of the towers. If the Company concludes that a revision in the estimated useful lives of its tower assets is appropriate based on its review and analysis, which the Company expects to conclude in 2024, the Company will account for any changes in the useful lives as a change in accounting estimate under ASC 250 Accounting Changes and Error Corrections, which will be recorded prospectively beginning in the period of change. Based on preliminary information obtained to date, the Company expects that its estimated asset lives may be extended, which would result in prospective (i) decreases in depreciation and amortization and (ii) increases in the right of use asset and operating lease liability, and such changes could be material to future depreciation and amortization and the Company’s consolidated results of operations.
Cash and Cash Equivalents and Restricted Cash—The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statements of cash flows is as follows:

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents	$2,118.9	$2,121.8
Restricted cash	112.7	127.8
Total cash, cash equivalents and restricted cash	$2,231.6	$2,249.6
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
Non-lease property revenue—Non-lease property revenue consists primarily of revenue generated from DAS networks, fiber and other property related revenue. DAS networks and fiber arrangements generally require that the Company provide the tenant the right to use available capacity on the applicable communications infrastructure. Performance obligations are satisfied over time for the duration of the arrangements. Non-lease property revenue also includes revenue generated from interconnection offerings in the Company’s data center facilities. Interconnection offerings are generally contracted on a month-to-month basis and are cancellable by the Company or the data center customer at any time. Performance obligations are satisfied over time for the duration of the arrangements. Other property related revenue streams, which include site inspections, are not material on either an individual or consolidated basis. There were no material changes in the receivables, contract assets and contract liabilities from contracts with customers for the three and nine months ended September 30, 2023.
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
A summary of revenue disaggregated by source and geography is as follows:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Three Months Ended September 30, 2023	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$91.3	$2.4	$5.8	$3.0	$29.8	$29.6	$161.9
Services revenue	26.2	—	—	—	—	—	26.2
Total non-lease revenue	$117.5	$2.4	$5.8	$3.0	$29.8	$29.6	$188.1
Property lease revenue	1,233.2	299.9	287.9	197.4	429.8	182.3	2,630.5
Total revenue	$1,350.7	$302.3	$293.7	$200.4	$459.6	$211.9	$2,818.6

Three Months Ended September 30, 2022	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$74.3	$4.1	$6.5	$8.3	$39.0	$26.8	$159.0
Services revenue	61.6	—	—	—	—	—	61.6
Total non-lease revenue	$135.9	$4.1	$6.5	$8.3	$39.0	$26.8	$220.6
Property lease revenue	1,184.9	245.1	296.9	175.7	381.4	166.9	2,450.9
Total revenue	$1,320.8	$249.2	$303.4	$184.0	$420.4	$193.7	$2,671.5

Nine Months Ended September 30, 2023	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$246.2	$7.1	$18.4	$10.5	$99.6	$86.2	$468.0
Services revenue	122.0	—	—	—	—	—	122.0
Total non-lease revenue	$368.2	$7.1	$18.4	$10.5	$99.6	$86.2	$590.0
Property lease revenue	3,669.1	808.0	913.5	579.8	1,263.5	533.6	7,767.5
Total revenue	$4,037.3	$815.1	$931.9	$590.3	$1,363.1	$619.8	$8,357.5

Nine Months Ended September 30, 2022	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$222.3	$12.0	$20.7	$17.5	$114.9	$78.6	$466.0
Services revenue	180.9	—	—	—	—	—	180.9
Total non-lease revenue	$403.2	$12.0	$20.7	$17.5	$114.9	$78.6	$646.9
Property lease revenue	3,505.2	833.7	836.0	543.8	1,150.0	490.5	7,359.2
Total revenue	$3,908.4	$845.7	$856.7	$561.3	$1,264.9	$569.1	$8,006.1

Property revenue for the three months ended September 30, 2023 and 2022 includes straight-line revenue of $108.6 million and $127.7 million, respectively. Property revenue for the nine months ended September 30, 2023 and 2022 includes straight-line revenue of $341.4 million and $350.4 million, respectively.
The Company actively monitors the creditworthiness of its customers. In recognizing customer revenue, the Company assesses the collectibility of both the amounts billed and the portion recognized in advance of billing on a straight-line basis. This assessment takes customer credit risk and business and industry conditions into consideration to ultimately determine the collectibility of the amounts billed. To the extent the amounts, based on management’s estimates, may not be collectible, revenue recognition is deferred until such point as collectibility is determined to be reasonably assured. During the nine months ended September 30, 2023, the Company deferred recognition of revenue of approximately $61.9 million, net of recoveries, related to a customer in India.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	As of
	September 30, 2023	December 31, 2022
Prepaid assets	$104.0	$100.7
Prepaid income tax	147.2	139.3
Unbilled receivables	345.6	283.8
Value added tax and other consumption tax receivables	54.5	83.6
Other miscellaneous current assets (1)	319.3	115.9
Prepaid and other current assets	$970.6	$723.3
_______________
(1)Includes the VIL OCDs (as defined and further discussed in note 7).
3.    LEASES
The Company determines if an arrangement is a lease at the inception of the agreement. The Company considers an arrangement to be a lease if it conveys the right to control the use of the communications infrastructure or ground space underneath communications infrastructure for a period of time in exchange for consideration. The Company is both a lessor and a lessee.
During the nine months ended September 30, 2023, the Company made no changes to the methods described in note 4 to its consolidated financial statements included in the 2022 Form 10-K. As of September 30, 2023, the Company does not have any material related party leases as either a lessor or a lessee. To the extent there are any intercompany leases, these are eliminated in consolidation.

Lessor— Historically, the Company has been able to successfully renew its applicable leases as needed to ensure continuation of its revenue. Accordingly, the Company assumes that it will have access to the communications infrastructure or ground space underlying its sites when calculating future minimum rental receipts through the end of the respective terms. Future minimum rental receipts expected under non-cancellable operating lease agreements as of September 30, 2023 were as follows:

Fiscal Year	Amount (1) (2)
Remainder of 2023	$2,052.8
2024	7,973.8
2025	7,432.9
2026	7,002.1
2027	6,823.8
Thereafter	29,789.3
Total	$61,074.7
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
(2)Balances represent contractual amounts owed with no adjustments made for expected collectibility.
Lessee—The Company assesses its right-of-use asset and other lease-related assets for impairment, as described in note 1 to the Company’s consolidated financial statements included in the 2022 Form 10-K. There were no material impairments recorded related to these assets during the three and nine months ended September 30, 2023 and 2022.
The Company leases certain land, buildings, equipment and office space under operating leases and land and improvements, towers, equipment and vehicles under finance leases. As of September 30, 2023, operating lease assets were included in Right-of-use asset and finance lease assets were included in Property and equipment, net in the consolidated balance sheet. During the nine months ended September 30, 2023, other than leases acquired in connection with acquisitions, there were no material changes in the terms and provisions of the Company’s operating leases in which the Company is a lessee. There were no material changes in finance lease assets and liabilities during the nine months ended September 30, 2023.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Information about other lease-related balances is as follows:

	As of
	September 30, 2023	December 31, 2022
Operating leases:
Right-of-use asset	$8,801.0	$8,918.9

Current portion of lease liability	$779.6	$788.9
Lease liability	7,436.7	7,591.9
Total operating lease liability	$8,216.3	$8,380.8
The weighted-average remaining lease terms and incremental borrowing rates are as follows:

	As of
	September 30, 2023	December 31, 2022
Operating leases:
Weighted-average remaining lease term (years)	11.9	12.2
Weighted-average incremental borrowing rate	5.7%	5.3%
The following table sets forth the components of lease cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$316.3	$309.1	$936.9	$919.8
Variable lease costs not included in lease liability (1)	109.5	92.3	333.1	290.0
______________
(1)Includes property tax paid on behalf of the landlord.
Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(962.1)	$(916.0)

Non-cash items:
New operating leases (1)	$166.6	$289.9
Operating lease modifications and reassessments	$290.2	$114.2
______________
(1)Amount includes new operating leases and leases acquired in connection with acquisitions.

As of September 30, 2023, the Company does not have material operating or financing leases that have not yet commenced.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Maturities of operating lease liabilities as of September 30, 2023 were as follows:

Fiscal Year	Operating Lease (1)
Remainder of 2023	$293.9
2024	1,153.4
2025	1,066.0
2026	1,009.6
2027	947.6
Thereafter	6,806.8
Total lease payments	11,277.3
Less amounts representing interest	(3,061.0)
Total lease liability	8,216.3
Less current portion of lease liability	779.6
Non-current lease liability	$7,436.7
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
4.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying value of goodwill for each of the Company’s business segments were as follows:

	Property						Services	Total
	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers
Balance as of January 1, 2023	$4,637.5	$889.2	$548.5	$3,044.0	$915.5	$2,920.0	$2.0	$12,956.7
Other (1)	—	—	—	—	(20.7)	—	—	(20.7)
Impairments (2)	—	(322.0)	—	—	—	—	—	(322.0)
Effect of foreign currency translation	(0.1)	(3.4)	(44.5)	(37.6)	41.3	—	—	(44.3)
Balance as of September 30, 2023	$4,637.4	$563.8	$504.0	$3,006.4	$936.1	$2,920.0	$2.0	$12,569.7
_______________
(1)Other represents the goodwill associated with Mexico Fiber, which was sold during the nine months ended September 30, 2023.
(2)Includes $322.0 million of goodwill impairment associated with the India reporting unit.

India Goodwill Impairment
The Company reviews goodwill for impairment annually (as of December 31) or whenever events or circumstances indicate the carrying amount of an asset may not be recoverable, as further discussed in note 1 to its consolidated financial statements included in the 2022 Form 10-K.
The Company concluded that a triggering event occurred as of September 30, 2023 with respect to its India reporting unit primarily due to indications of value received from third parties in connection with the Company’s review of various strategic alternatives for its India operations, including the potential sale of equity interests in its India operations. As a result, the Company performed an interim quantitative goodwill impairment test as of September 30, 2023 using, among other things, the information obtained from third parties to compare the fair value of the India reporting unit to its carrying amount, including goodwill. The result of the Company’s interim goodwill impairment test as of September 30, 2023 indicated that the carrying amount of the Company's India reporting unit exceeded its estimated fair value. As a result, the Company recorded a goodwill impairment charge of $322.0 million. The goodwill impairment charge is recorded in Goodwill impairment in the accompanying consolidated statements of operations.
The Company’s other intangible assets subject to amortization consisted of the following:

		As of September 30, 2023			As of December 31, 2022
	Estimated Useful Lives (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired network location intangibles (1)	Up to 20	$5,976.9	$(2,714.6)	$3,262.3	$6,058.2	$(2,537.9)	$3,520.3
Acquired tenant-related intangibles	Up to 20	18,621.2	(6,397.5)	12,223.7	18,941.2	(5,827.7)	13,113.5
Acquired licenses and other intangibles	2-20	1,578.1	(409.0)	1,169.1	1,772.9	(423.4)	1,349.5
Total other intangible assets		$26,176.2	$(9,521.1)	$16,655.1	$26,772.3	$(8,789.0)	$17,983.3
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
The Company amortizes its acquired intangible assets on a straight-line basis over their estimated useful lives. As of September 30, 2023, the remaining weighted average amortization period of the Company’s intangible assets was 15 years. Amortization of intangible assets for the three and nine months ended September 30, 2023 was $352.0 million and $1.1 billion, respectively. Amortization of intangible assets for the three and nine months ended September 30, 2022 was $378.4 million and $1.3 billion, respectively. Based on current exchange rates, the Company expects to record amortization expense as follows over the remaining current year and the five subsequent years:

Fiscal Year	Amount
Remainder of 2023	$346.6
2024	1,329.6
2025	1,278.3
2026	1,225.6
2027	1,211.3
2028	1,204.8
5.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of
	September 30, 2023	December 31, 2022
Accrued construction costs	$155.7	$230.8
Accrued income tax payable	24.9	29.8
Accrued pass-through costs	81.9	85.1
Amounts payable for acquisitions	4.0	55.2
Amounts payable to tenants	93.1	95.2
Accrued property and real estate taxes	299.8	270.1
Accrued rent	74.1	77.3
Payroll and related withholdings	128.5	140.4
Other accrued expenses	360.8	360.3
Total accrued expenses	$1,222.8	$1,344.2
6.    LONG-TERM OBLIGATIONS
Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums, debt issuance costs and fair value adjustments due to interest rate swaps consisted of the following:

	As of
	September 30, 2023	December 31, 2022	Maturity Date
2021 Multicurrency Credit Facility (1) (2)	$261.0	$3,788.7	July 1, 2026
2021 Term Loan (1)	996.8	996.3	January 31, 2027
2021 Credit Facility (1)	2,088.4	1,080.0	July 1, 2028
2021 EUR Three Year Delayed Draw Term Loan (1) (2)	872.2	882.9	May 28, 2024
2021 USD Two Year Delayed Draw Term Loan (1) (3)	—	1,499.3	N/A
3.50% senior notes (4)	—	999.8	N/A
3.000% senior notes (5)	—	694.5	N/A
0.600% senior notes	499.7	498.9	January 15, 2024
5.00% senior notes	1,000.2	1,000.5	February 15, 2024
3.375% senior notes	649.4	648.3	May 15, 2024
2.950% senior notes	647.7	646.4	January 15, 2025
2.400% senior notes	748.2	747.3	March 15, 2025
1.375% senior notes (6)	526.5	532.1	April 4, 2025

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

4.000% senior notes	747.7	746.8	June 1, 2025
1.300% senior notes	498.1	497.3	September 15, 2025
4.400% senior notes	498.6	498.1	February 15, 2026
1.600% senior notes	697.1	696.3	April 15, 2026
1.950% senior notes (6)	526.2	532.1	May 22, 2026
1.450% senior notes	595.5	594.5	September 15, 2026
3.375% senior notes	994.2	992.9	October 15, 2026
3.125% senior notes	398.8	398.6	January 15, 2027
2.750% senior notes	746.8	746.1	January 15, 2027
0.450% senior notes (6)	789.1	798.2	January 15, 2027
0.400% senior notes (6)	524.6	530.4	February 15, 2027
3.650% senior notes	644.4	643.3	March 15, 2027
4.125% senior notes (6)	630.4	—	May 16, 2027
3.55% senior notes	746.9	746.3	July 15, 2027
3.600% senior notes	695.8	695.1	January 15, 2028
0.500% senior notes (6)	787.5	796.6	January 15, 2028
1.500% senior notes	647.0	646.5	January 31, 2028
5.500% senior notes	693.3	—	March 15, 2028
5.250% senior notes	643.6	—	July 15, 2028
5.800% senior notes	743.1	—	November 15, 2028
3.950% senior notes	593.4	592.6	March 15, 2029
0.875% senior notes (6)	788.6	797.8	May 21, 2029
3.800% senior notes	1,638.2	1,636.8	August 15, 2029
2.900% senior notes	744.0	743.4	January 15, 2030
2.100% senior notes	742.9	742.2	June 15, 2030
0.950% senior notes (6)	522.5	528.5	October 5, 2030
1.875% senior notes	793.1	792.5	October 15, 2030
2.700% senior notes	694.9	694.4	April 15, 2031
4.625% senior notes (6)	521.7	—	May 16, 2031
2.300% senior notes	692.5	691.9	September 15, 2031
1.000% senior notes (6)	681.0	689.1	January 15, 2032
4.050% senior notes	642.7	642.2	March 15, 2032
5.650% senior notes	790.3	—	March 15, 2033
1.250% senior notes (6)	522.3	528.5	May 21, 2033
5.550% senior notes	840.5	—	July 15, 2033
5.900% senior notes	741.3	—	November 15, 2033
3.700% senior notes	592.4	592.2	October 15, 2049
3.100% senior notes	1,038.5	1,038.3	June 15, 2050
2.950% senior notes	1,023.0	1,022.5	January 15, 2051
Total American Tower Corporation debt	36,142.6	36,307.0

Series 2013-2A securities (7)	—	1,299.7	N/A
Series 2018-1A securities (8)	496.6	496.1	March 15, 2028
Series 2023-1A securities (9)	1,283.4	—	March 15, 2028
Series 2015-2 notes (10)	523.9	523.4	June 16, 2025
Other subsidiary debt (11)	132.3	16.2	Various
Total American Tower subsidiary debt	2,436.2	2,335.4
Finance lease obligations	21.1	27.8
Total	38,599.9	38,670.2
Less current portion of long-term obligations	(3,157.5)	(4,514.2)
Long-term obligations	$35,442.4	$34,156.0
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
The assets of the Trust consist of a nonrecourse loan broken into components or “componentized” (the “Loan”), which also secures each of (i) the Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”) and (ii) the Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”) issued in a securitization transaction in March 2018 (the “2018 Securitization” and, together with the 2023 Securitization, the “Trust Securitizations”) made by the Trust to American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (together, the “AMT Asset Subs”). The AMT Asset Subs are jointly and severally liable under the Loan, which is secured primarily by mortgages on the AMT Asset Subs’ interests in 5,035 broadcast and wireless communications towers and related assets (the “Trust Sites”).
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
Under the Trust Loan Agreement, the AMT Asset Subs are required to maintain reserve accounts, including for ground rents, real estate and personal property taxes and insurance premiums, and, in certain circumstances, to reserve a portion of advance rents from tenants on the Trust Sites. Based on the terms of the Trust Loan Agreement, all rental cash receipts received each month are reserved for the succeeding month and held in an account controlled by the trustee and then released. The $63.6 million held in the reserve accounts as of September 30, 2023 is classified as restricted cash on the Company’s accompanying condensed consolidated balance sheet.
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
5.250% Senior Notes and 5.550% Senior Notes Offering—On May 25, 2023, the Company completed a registered public offering of $650.0 million aggregate principal amount of 5.250% senior unsecured notes due 2028 (the “5.250% Notes”) and $850.0 million aggregate principal amount of 5.550% senior unsecured notes due 2033 (the “5.550% Notes”). The net proceeds from this offering were approximately $1,481.9 million, after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2021 Multicurrency Credit Facility.
5.800% Senior Notes and 5.900% Senior Notes Offering—On September 15, 2023, the Company completed a registered public offering of $750.0 million aggregate principal amount of 5.800% senior unsecured notes due 2028 (the “5.800% Notes”) and $750.0 million aggregate principal amount of 5.900% senior unsecured notes due 2033 (the “5.900% Notes” and, together with the 5.500% Notes, the 5.650% Notes, the 4.125% Notes, the 4.625% Notes, the 5.250% Notes, the 5.550% Notes and the 5.800% Notes, the “2023 Notes”). The net proceeds from this offering were approximately $1,482.8 million, after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2021 Multicurrency Credit Facility.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The key terms of the 2023 Notes are as follows:

Senior Notes	Aggregate Principal Amount (in millions)	Issue Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
5.500% Notes	$700.0	March 3, 2023	March 15, 2028	5.500%	September 15, 2023	March 15 and September 15	February 15, 2028
5.650% Notes	$800.0	March 3, 2023	March 15, 2033	5.650%	September 15, 2023	March 15 and September 15	December 15, 2032
4.125% Notes (3)	$652.1	May 16, 2023	May 16, 2027	4.125%	May 16, 2024	May 16	March 16, 2027
4.625% Notes (3)	$543.4	May 16, 2023	May 16, 2031	4.625%	May 16, 2024	May 16	February 16, 2031
5.250% Notes	$650.0	May 25, 2023	July 15, 2028	5.250%	January 15, 2024	January 15 and July 15	June 15, 2028
5.550% Notes	$850.0	May 25, 2023	July 15, 2033	5.550%	January 15, 2024	January 15 and July 15	April 15, 2033
5.800% Notes	$750.0	September 15, 2023	November 15, 2028	5.800%	May 15, 2024	May 15 and November 15	October 15, 2028
5.900% Notes	$750.0	September 15, 2023	November 15, 2033	5.900%	May 15, 2024	May 15 and November 15	August 15, 2033
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
2021 Multicurrency Credit Facility—During the nine months ended September 30, 2023, the Company borrowed an aggregate of $2.3 billion and repaid an aggregate of $5.8 billion, including 842.6 million EUR ($919.1 million as of the repayment date), of revolving indebtedness under the Company’s 2021 Multicurrency Credit Facility. The Company used the borrowings to repay outstanding indebtedness, including the 2021 USD Two Year Delayed Draw Term Loan (as defined below), and for general corporate purposes.

2021 Credit Facility—During the nine months ended September 30, 2023, the Company borrowed an aggregate of $3.1 billion and repaid an aggregate of $2.1 billion of revolving indebtedness under the Company’s 2021 Credit Facility. The Company used the borrowings to repay outstanding indebtedness, including the 3.50% Notes and the 3.000% Notes, and for general corporate purposes.
Repayment of 2021 USD Two Year Delayed Draw Term Loan—On June 27, 2023, the Company repaid all amounts outstanding under its $1.5 billion unsecured term loan entered into in December 2021 (the “2021 USD Two Year Delayed Draw Term Loan”) with borrowings under the 2021 Multicurrency Credit Facility.
As of September 30, 2023, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan and the Company’s 825.0 million EUR unsecured term loan, as amended and restated in December 2021 (the “2021 EUR Three Year Delayed Draw Term Loan”) were as follows:

	Outstanding Principal Balance (in millions)	Undrawn letters of credit (in millions)	Maturity Date		Current margin over SOFR or EURIBOR (1)	Current commitment fee (2)
2021 Multicurrency Credit Facility	$261.0	$3.5	July 1, 2026	(3)	1.125%	0.110%
2021 Credit Facility	2,088.4	30.4	July 1, 2028	(3)	1.125%	0.110%
2021 Term Loan	1,000.0	N/A	January 31, 2027		1.125%	N/A
2021 EUR Three Year Delayed Draw Term Loan	872.3	N/A	May 28, 2024		1.125%	N/A
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
India Credit Facilities—During the nine months ended September 30, 2023, the Company increased the borrowing capacity of its working capital facilities in India by 2.8 billion INR (approximately $33.7 million). As of September 30, 2023, the borrowing capacity under the working capital facilities in India is 10.7 billion INR (approximately $129.0 million). As of September 30, 2023, the Company has not borrowed under these facilities.

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
Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows:

	September 30, 2023			December 31, 2022
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investments in equity securities (1)	$24.4	—	—	$29.2	—	—
VIL OCDs	—	$192.7	—	—	—	—
Liabilities:
Interest rate swap agreements	—	—	—	—	$6.2	—
Fair value of debt related to interest rate swap agreements (2)	—	—	—	$(4.9)	—	—
_______________
(1)Investments in equity securities are recorded in Notes receivable and other non-current assets in the consolidated balance sheet at fair value. Unrealized holding gains and losses for equity securities are recorded in Other income (expense) in the consolidated statements of operations in the current period. During the three and nine months ended September 30, 2023 and 2022, the Company recognized unrealized (losses) gains of $(4.2) million, $4.4 million, $(4.8) million and $(3.4) million, respectively, for equity securities held as of September 30, 2023.
(2)Included in the carrying values of the corresponding debt obligations as of December 31, 2022. As of September 30, 2023, the interest rate swap agreements under the 3.000% Notes were settled.

During the nine months ended September 30, 2023, the Company made no changes to the methods described in note 11 to its consolidated financial statements included in the 2022 Form 10-K that it used to measure the fair value of its interest rate swap agreements. In June 2023, the interest rate swap agreements with certain counterparties under the 3.000% Notes expired upon maturity of the underlying debt. As of September 30, 2023, there were no amounts outstanding under the interest rate swap agreements under the 3.000% Notes.
VIL Optionally Convertible Debentures—In February 2023, one of the Company’s customers in India, Vodafone Idea Limited (“VIL”), issued optionally convertible debentures (the “VIL OCDs”) to the Company’s subsidiary, ATC Telecom Infrastructure Private Limited (“ATC TIPL”), in exchange for VIL’s payment of certain amounts towards accounts receivables. The VIL OCDs are (a) to be repaid by VIL with interest, and (b) convertible, at ATC TIPL’s option, into equity of VIL. If converted, such equity shall be free to trade in the open market beginning on the one year anniversary of the date of issuance of the VIL OCDs. The VIL OCDs were issued for an aggregate face value of 16.0 billion INR (approximately $193.2 million on the date of issuance). The VIL OCDs were to mature in tranches with 8.0 billion INR (approximately $96.6 million on the date of issuance) maturing on August 27, 2023 and 8.0 billion INR (approximately $96.6 million on the date of issuance) maturing on August 27, 2024. In August 2023, the Company amended the agreements governing the VIL OCDs to, among other items, extend the maturity of the first tranche of the VIL OCDs to August 27, 2024. The fair value of the VIL OCDs at issuance was approximately $116.5 million. The VIL OCDs accrue interest at a rate of 11.2% annually. Interest is payable to ATC TIPL semi-annually, with the first payment received in September 2023.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The VIL OCDs are recorded in Prepaid and other current assets in the consolidated balance sheet at fair value. The significant input to the fair value of the VIL OCDs is the lesser of the (i) VIL equity share price underlying the instruments, less a liquidity discount, and (ii) redemption value. Unrealized holding gains and losses for the VIL OCDs are recorded in Other income (expense) in the consolidated statements of operations in the current period. During the three and nine months ended September 30, 2023, the Company recognized unrealized gains of $63.6 million and $76.7 million, respectively, for the VIL OCDs held as of September 30, 2023.
 Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. There were no material long-lived asset impairments during the three and nine months ended September 30, 2023 or 2022 and there were no significant unobservable inputs used to determine the fair value of long-lived assets during the three and nine months ended September 30, 2023 or 2022.
The Company has undertaken a process to evaluate various strategic alternatives with respect to its India operations, which could include a sale of equity interests in its India operations. As part of this process, the Company has received indications of value from third parties, which are less than carrying value. The Company has incorporated this information as a significant input used to determine the fair value of the India reporting unit as of September 30, 2023. During the three and nine months ended September 30, 2023, the Company recorded goodwill impairments of $322.0 million, as discussed further in note 4.
There were no other items measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2023 or 2022.
Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at September 30, 2023 and December 31, 2022 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of September 30, 2023 and December 31, 2022, the carrying value of long-term obligations, including the current portion, was $38.6 billion and $38.7 billion, respectively. As of September 30, 2023, the fair value of long-term obligations, including the current portion, was $34.8 billion, of which $28.1 billion was measured using Level 1 inputs and $6.7 billion was measured using Level 2 inputs. As of December 31, 2022, the fair value of long-term obligations, including the current portion, was $35.1 billion, of which $24.5 billion was measured using Level 1 inputs and $10.6 billion was measured using Level 2 inputs.
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
The increase in the income tax provision during the three months ended September 30, 2023 was primarily attributable to increased earnings in certain foreign jurisdictions after adjusting for non-deductible amounts. The increase in the income tax provision during the nine months ended September 30, 2023 was primarily attributable to the reversal of valuation allowances of $79.7 million in certain foreign jurisdictions in the prior year and increased earnings in certain foreign jurisdictions in the current year after adjusting for non-deductible amounts, partially offset by a benefit in the current year from the application of a tax law change in Kenya. The valuation allowance reversal was recognized as a reduction to the income tax provision in the prior year as the net related deferred tax assets were deemed realizable based on changes in facts and circumstances relevant to the assets’ recoverability.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
As of September 30, 2023 and December 31, 2022, the total unrecognized tax benefits that would impact the ETR, if recognized, were approximately $84.2 million and $103.6 million, respectively. The amount of unrecognized tax benefits during the three and nine months ended September 30, 2023 includes (i) additions to the Company’s existing tax positions of $1.8 million and $4.4 million, respectively, (ii) changes due to foreign currency exchange rate fluctuations of $(2.1) million and $1.4 million, respectively, (iii) reductions due to settlements of $1.1 million and $12.1 million, respectively, (iv) reductions due to the expiration of statue of limitations of $0.8 million and $1.5 million, respectively, and (v) reductions due to credits available against existing tax positions of $11.6 million for the nine months ended September 30, 2023. Unrecognized tax benefits are expected to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, as described in note 12 to the Company’s consolidated financial statements included in the 2022 Form 10-K. The impact of the amount of these changes to previously recorded uncertain tax positions could range from zero to $15.4 million.

The Company recorded the following penalties and income tax-related interest expense during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Penalties and income tax-related interest expense	$3.8	$3.7	$9.8	$15.2
As of September 30, 2023 and December 31, 2022, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheets were $45.8 million and $43.3 million, respectively.
9.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably. Awards granted prior to March 10, 2023 generally vest over four years for time-based restricted stock units (“RSUs”) and stock options. In December 2022, the Company’s Compensation Committee changed the terms of its awards to generally vest over three years. The change in vesting terms is applicable for new awards granted beginning on March 10, 2023 and does not change the vesting terms applicable to grants awarded prior to March 10, 2023. The impact of the change in vesting terms is estimated to be approximately $7.9 million for the year ended December 31, 2023. Performance-based restricted stock units (“PSUs”) generally vest over three years. Stock options generally expire ten years from the date of grant. As of September 30, 2023, the Company had the ability to grant stock-based awards with respect to an aggregate of 4.1 million shares of common stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
During the three and nine months ended September 30, 2023 and 2022, the Company recorded the following stock-based compensation expense in selling, general, administrative and development expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock-based compensation expense	$43.1	$39.2	$158.0	$138.1
Stock Options—As of September 30, 2023, there was no unrecognized compensation expense related to unvested stock options.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The Company’s option activity for the nine months ended September 30, 2023 was as follows (shares disclosed in full amounts):

Number of Options
Outstanding as of January 1, 2023	855,154
Exercised	(48,135)
Forfeited	—
Expired	—
Outstanding as of September 30, 2023	807,019
Restricted Stock Units—As of September 30, 2023, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $212.0 million and is expected to be recognized over a weighted average period of approximately two years. Vesting of RSUs is subject generally to the employee’s continued employment or death, disability or qualified retirement (each as defined in the applicable RSU award agreement).
Performance-Based Restricted Stock Units—During the nine months ended September 30, 2023, the Company’s Compensation Committee (the “Compensation Committee”) granted an aggregate of 118,684 PSUs (the “2023 PSUs”) to its executive officers and established the performance metrics for these awards. During the years ended December 31, 2022 and 2021, the Compensation Committee granted an aggregate of 98,542 PSUs (the “2022 PSUs”) and 98,694 PSUs (the “2021 PSUs”), respectively, to its executive officers and established the performance metrics for these awards. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to each of the 2023 PSUs, the 2022 PSUs and the 2021 PSUs and will be used to calculate the number of shares that will be issuable when each award vests, which may range from zero to 200% of the target amounts. At the end of each three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established performance goals. PSUs will be paid out in common stock at the end of each performance period, subject generally to the executive’s continued employment or death, disability or qualified retirement (each as defined in the applicable PSU award agreement). PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.
During the nine months ended September 30, 2023, the Company’s Compensation Committee granted an aggregate of 19,132 PSUs to certain non-executive employees (the “Retention PSUs”) and established the performance metrics for these awards. Target parameters were established for a one-year performance period and will be used to calculate the number of shares that will be issuable when the awards vest, which may be either zero or 100% of the target amount. At the end of the one-year performance period, the number of shares that vest will depend on the achievement against the pre-established performance goals. The Retention PSUs will be paid out in common stock at the end of performance period, subject generally to the employee’s continued employment, death or disability (each as defined in the applicable award agreement). The Retention PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest. The Company expects to recognize approximately $3.5 million in stock-based compensation expense related to the Retention PSUs.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the nine months ended September 30, 2023 was as follows (shares disclosed in full amounts):

	RSUs	PSUs
Outstanding as of January 1, 2023 (1)	1,382,879	276,468
Granted (2)	952,045	137,816
Vested and Released (3)	(544,828)	(79,232)
Forfeited	(63,574)	(188)
Outstanding as of September 30, 2023	1,726,522	334,864
Vested and deferred as of September 30, 2023 (4)	30,259	—
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
During the three and nine months ended September 30, 2023, the Company recorded $9.6 million and $26.8 million, respectively, in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at September 30, 2023 was $9.0 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted average period over which the cost will be recognized is approximately two years.
10.    EQUITY
Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to the ESPP and upon exercise of stock options granted under the 2007 Plan. During the nine months ended September 30, 2023, the Company received an aggregate of $12.3 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
2020 “At the Market” Stock Offering Program—In August 2020, the Company established an “at the market” stock offering program through which it may issue and sell shares of its common stock having an aggregate gross sales price of up to $1.0 billion (the “2020 ATM Program”). Sales under the 2020 ATM Program may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to specific instructions of the Company, at negotiated prices. The Company intends to use the net proceeds from any issuances under the 2020 ATM Program for general corporate purposes, which may include, among other things, the funding of acquisitions, additions to working capital and repayment or refinancing of existing indebtedness. As of September 30, 2023, the Company has not sold any shares of common stock under the 2020 ATM Program.
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
During the nine months ended September 30, 2023, there were no repurchases under either of the Buyback Programs. As of September 30, 2023, the Company has repurchased a total of 14,451,325 shares of its common stock under the 2011 Buyback for an aggregate of $1.5 billion, including commissions and fees. As of September 30, 2023, the Company has not made any repurchases under the 2017 Buyback.

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
Distributions—During the nine months ended September 30, 2023, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
September 20, 2023	October 27, 2023	October 11, 2023	$1.62	$755.2
May 24, 2023	July 10, 2023	June 16, 2023	$1.57	$731.8
March 8, 2023	April 28, 2023	April 14, 2023	$1.56	$727.0
December 7, 2022	February 2, 2023	December 28, 2022	$1.56	$726.3
_______________
(1)Does not include amounts accrued for distributions payable related to unvested restricted stock units.
During the nine months ended September 30, 2022, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

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
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of September 30, 2023, the amount accrued for distributions payable related to unvested restricted stock units was $18.7 million. During the nine months ended September 30, 2023 and 2022, the Company paid $7.4 million and $6.8 million of distributions upon the vesting of restricted stock units, respectively. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.
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
As of September 30, 2023, ATC Europe consists of the Company’s operations in France, Germany and Spain. The Company currently holds a 52% controlling interest in ATC Europe, with CDPQ and Allianz holding 30% and 18% noncontrolling interests, respectively. ATC Europe holds a 100% interest in the subsidiaries that consist of the Company’s operations in France and an 87% and an 83% controlling interest in the subsidiaries that consist of the Company’s operations in Germany and Spain, respectively, with PGGM holding a 13% and a 17% noncontrolling interest in each respective subsidiary.
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
As of September 30, 2023, the Company holds a common equity interest of approximately 72% in its U.S. data center business, with Stonepeak holding approximately 28% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity. On a fully converted basis, which is expected to occur four years from the date of closing in August 2022, and on the basis of the currently outstanding equity, the Company will hold a controlling ownership interest of approximately 64%, with Stonepeak holding approximately 36%. The mandatorily convertible preferred equity, which accrues dividends at 5.0%, will convert into common equity on a one for one basis, subject to adjustment that will be measured on the conversion date.
Dividends to noncontrolling interests—Certain of the Company’s subsidiaries may, from time to time, declare dividends. During the nine months ended September 30, 2023, the Company’s U.S. data center business had distributions of $34.5 million related to the outstanding Stonepeak mandatorily convertible preferred equity (the “Stonepeak Preferred Distributions”). As of September 30, 2023, the amount accrued for Stonepeak Preferred Distributions was $11.6 million.
During the nine months ended September 30, 2023, AT Iberia C.V., one of the Company’s subsidiaries in Spain, declared and paid a dividend of 48.0 million EUR (approximately $53.0 million at the date of payment), pursuant to the terms of the ownership agreements, to ATC Europe and PGGM in proportion to their respective equity interests in AT Iberia C.V.
The changes in noncontrolling interests were as follows:

	Nine Months Ended September 30,
	2023	2022
Balance as of January 1,	$6,836.1	$3,988.4
Stonepeak Transaction (1)	—	2,500.0
Net loss attributable to noncontrolling interests	(44.6)	(36.3)
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	(58.5)	(458.6)
Contributions from noncontrolling interest holders	11.6	52.6
Distributions to noncontrolling interest holders (2)	(43.4)	(9.3)
Balance as of September 30,	$6,701.2	$6,036.8
_______________
(1)Represents the impact of contributions received from Stonepeak described above on Noncontrolling interests as of September 30, 2022. Reflected within Contributions from noncontrolling interest holders in the consolidated statements of equity.
(2)Primarily includes the Stonepeak Preferred Distributions.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
12.    EARNINGS PER COMMON SHARE
The following table sets forth basic and diluted net income per common share computational data (shares in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to American Tower Corporation common stockholders	$586.9	$839.7	$1,398.4	$2,449.6
Basic weighted average common shares outstanding	466,168	465,594	466,000	460,141
Dilutive securities	993	1,207	1,034	1,219
Diluted weighted average common shares outstanding	467,161	466,801	467,034	461,360
Basic net income attributable to American Tower Corporation common stockholders per common share	$1.26	$1.80	$3.00	$5.32
Diluted net income attributable to American Tower Corporation common stockholders per common share	$1.26	$1.80	$2.99	$5.31
Shares Excluded From Dilutive Effect—The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted stock units	317	—	6	88
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
Verizon Transaction—In March 2015, the Company entered into an agreement with various operating entities of Verizon Communications Inc. (“Verizon”) that currently provides for the lease, sublease or management of approximately 11,200 wireless communications sites commencing March 27, 2015. The average term of the lease or sublease for all communications sites at the inception of the agreement was approximately 28 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the leased sites in tranches, subject to the applicable lease, sublease or management rights upon its scheduled expiration. Each tower is assigned to an annual tranche, ranging from 2034 to 2047, which represents the outside expiration date for the sublease rights to the towers in that tranche. The purchase price for each tranche is a fixed amount stated in the lease for such tranche plus the fair market value of certain alterations made to the related towers. The aggregate purchase option price for the towers leased and subleased is approximately $5.0 billion. Verizon will occupy the sites as a tenant for an initial term of ten years with eight optional successive five-year terms, each of which is governed by standard master lease agreement terms established as a part of the transaction.
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 1,800 towers commencing between December 2000 and August 2004. Substantially all of the towers are part of the Trust Securitizations. The average term of the lease or sublease for all communications sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of September 30, 2023, the Company has purchased an aggregate of approximately 600 of the subleased towers which are subject to the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is $1.1 billion and includes per annum accretion through the applicable expiration of the lease or sublease of a site. For all these sites, AT&T has the right to continue to lease the reserved space through June 30, 2025 at the then-current monthly fee, which will escalate in accordance with the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T has the right to renew the lease for up to five successive five-year terms.
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
14.    ACQUISITIONS
Impact of current year acquisitions—The Company typically acquires communications sites and other communications infrastructure assets from wireless carriers or other tower operators and subsequently integrates those sites and related assets into its existing portfolio of communications sites and related assets. In the United States, acquisitions may also include data center facilities and related assets. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the nine months ended September 30, 2023 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend on, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Communications sites acquired from communications service providers may never have been operated as a business and may instead have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.
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
During the three and nine months ended September 30, 2023 and 2022, the Company recorded acquisition and merger related expenses for business combinations and non-capitalized asset acquisition costs and integration costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Acquisition, disposition and merger related expenses	$1.1	$29.0	$7.7	$38.2
Integration costs	$3.0	$14.0	$13.7	$38.8
During the nine months ended September 30, 2022, the Company also recorded benefits of $8.5 million, related to pre-acquisition contingencies and settlements. The three and nine months ended September 30, 2022 included acquisition and merger-related costs associated with the Stonepeak Transaction.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
2023 Transactions
The estimated aggregate impact of the acquisitions completed in 2023 on the Company’s revenues and gross margin for the three and nine months ended September 30, 2023 was not material to the Company’s operating results.
Other Acquisitions—During the nine months ended September 30, 2023, the Company acquired a total of 69 communications sites, as well as other communications infrastructure assets, in the United States, Canada, France, Poland and Spain for an aggregate purchase price of $65.7 million. These acquisitions were accounted for as asset acquisitions.
The following table summarizes the allocations of the purchase prices for the fiscal year 2023 acquisitions based upon their estimated fair value at the date of acquisition:

Other
Current assets	$5.1
Property and equipment	36.6
Intangible assets (1):
Tenant-related intangible assets	22.0
Network location intangible assets	3.1
Other non-current assets	1.7
Current liabilities	(0.6)
Other non-current liabilities	(2.2)
Net assets acquired	65.7
Fair value of net assets acquired	65.7
Purchase price	$65.7
_______________
(1)Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets.
In addition to the acquisitions discussed above, on September 29, 2023, the Company purchased 56 towers in connection with the AT&T transaction described in note 13 for an aggregate purchase price of $39.0 million.
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
As of September 30, 2023, the Company’s property operations consisted of the following:
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
Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2023 and 2022 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

	Property						Total Property	Services	Other	Total
Three Months Ended September 30, 2023	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers
Segment revenues	$1,324.5	$302.3	$293.7	$200.4	$459.6	$211.9	$2,792.4	$26.2		$2,818.6
Segment operating expenses	214.3	179.0	96.8	78.8	144.3	90.1	803.3	12.5		815.8
Segment gross margin	1,110.2	123.3	196.9	121.6	315.3	121.8	1,989.1	13.7		2,002.8
Segment selling, general, administrative and development expense (1)	40.2	9.8	13.1	15.1	28.9	17.9	125.0	6.1		131.1
Segment operating profit	$1,070.0	$113.5	$183.8	$106.5	$286.4	$103.9	$1,864.1	$7.6		$1,871.7
Stock-based compensation expense									$43.1	43.1
Other selling, general, administrative and development expense									57.7	57.7
Depreciation, amortization and accretion									762.9	762.9
Other expense (2)									365.0	365.0
Income from continuing operations before income taxes										$643.0
Total assets	$26,491.3	$3,698.7	$4,172.8	$11,292.6	$8,844.6	$10,508.4	$65,008.4	$79.2	$565.4	$65,653.0
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $43.1 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
(2)Primarily includes interest expense, partially offset by gains from foreign currency exchange rate fluctuations. Three months ended September 30, 2023 also includes $331.8 million in impairment charges, including $322.0 million of goodwill impairment charges in India as further discussed in note 4.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property						Total Property	Services	Other	Total
Nine Months Ended September 30, 2023	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers
Segment revenues	$3,915.3	$815.1	$931.9	$590.3	$1,363.1	$619.8	$8,235.5	$122.0		$8,357.5
Segment operating expenses	636.5	527.0	328.1	229.2	422.0	257.6	2,400.4	48.8		2,449.2
Segment gross margin	3,278.8	288.1	603.8	361.1	941.1	362.2	5,835.1	73.2		5,908.3
Segment selling, general, administrative and development expense (1)	122.7	36.0	53.2	44.8	82.1	54.0	392.8	17.1		409.9
Segment operating profit	$3,156.1	$252.1	$550.6	$316.3	$859.0	$308.2	$5,442.3	$56.1		$5,498.4
Stock-based compensation expense									$158.0	158.0
Other selling, general, administrative and development expense									172.3	172.3
Depreciation, amortization and accretion									2,321.6	2,321.6
Other expense (2)									1,360.4	1,360.4
Income from continuing operations before income taxes										$1,486.1
______________
(1)    Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $158.0 million.
(2)    Primarily includes interest expense, partially offset by gains from foreign currency exchange rate fluctuations. Nine months ended September 30, 2023 also includes a net loss of $78.9 million on the sales of Mexico Fiber and ATC Poland and $399.1 million in impairment charges, including $322.0 million of goodwill impairment charges in India, as further discussed in note 4.

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
_______________
(1) Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $138.1 million.
(2) Primarily includes gains from foreign currency exchange rate fluctuations, partially offset by interest expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains statements about future events and expectations, or “forward-looking statements,” which relate to our goals, beliefs, strategies, plans or current expectations and other statements that are not of historical facts. For example, when we use words such as “project,” “plan,” “believe,” “anticipate,” “expect,” “forecast,” “estimate,” “intend,” “should,” “would,” “could,” “may” or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements. Certain important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those factors set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (the “Q2 2023 Quarterly Report”). Forward-looking statements represent management’s current expectations, beliefs and assumptions, and are inherently uncertain. We do not undertake any obligation to update our forward-looking statements.
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
Overview
We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure, fiber and property interests that we lease primarily to communications service providers and third-party tower operators, and, as discussed further below, we hold a portfolio of highly interconnected data center facilities and related assets in the United States. Our customers include our tenants, licensees and other payers. We refer to the business encompassing the above as our property operations, which accounted for 99% of our total revenues for each of the three and nine months ended September 30, 2023 and includes our U.S. & Canada property, Asia-Pacific property, Africa property, Europe property and Latin America property segments and Data Centers segment.
We also offer tower-related services in the United States, including site application, zoning and permitting, structural analysis and construction management, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of September 30, 2023:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S. & Canada:
Canada	220	—	—
United States	27,210	15,098	455
U.S. & Canada total	27,430	15,098	455
Asia-Pacific: (2)
Bangladesh	564	—	—
India	76,402	—	770
Philippines	352	—	—
Asia-Pacific total	77,318	—	770
Africa:
Burkina Faso	730	—	—
Ghana	3,505	—	36
Kenya	3,645	—	11
Niger	914	—	—
Nigeria	8,053	—	—
South Africa	2,766	—	—
Uganda	4,259	—	12
Africa total	23,872	—	59
Europe: (3)
France	3,981	303	9
Germany	14,857	—	—
Spain	11,818	—	1
Europe total	30,656	303	10
Latin America:
Argentina	499	—	11
Brazil	20,666	2,032	122
Chile	3,702	—	144
Colombia	4,970	—	6
Costa Rica	701	—	2
Mexico	9,572	186	92
Paraguay	1,453	—	—
Peru	3,950	450	1
Latin America total	45,513	2,668	378
_______________
(1)Approximately 98% of the operated towers are held pursuant to long-term finance leases, including those subject to purchase options.
(2)We also control land under carrier or other third-party communications sites in Australia and New Zealand, which provide recurring cash flows through tenant leasing arrangements.
(3)During the nine months ended September 30, 2023, we completed the sale of our subsidiary in Poland (“ATC Poland”).

As of September 30, 2023, our property portfolio included 28 operating data center facilities across ten markets in the United States that collectively comprise approximately 3.2 million net rentable square feet (“NRSF”) of data center space, as follows:

	Number of Data Centers	Total NRSF (1)
		(in thousands)
San Francisco Bay, CA	8	940
Los Angeles, CA	3	724
Northern Virginia, VA	5	586
New York, NY	2	285
Chicago, IL	2	216
Boston, MA	1	143
Orlando, FL	1	126
Atlanta, GA	2	95
Miami, FL	2	52
Denver, CO	2	35
Total	28	3,202
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
In most of our markets, our tenant leases for our communications sites with wireless carriers generally have initial non-cancellable terms of five to ten years with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the three and nine months ended September 30, 2023 was recurring revenue that we should continue to receive in future periods. Most of our tenant leases for our communications sites have provisions that periodically increase or “escalate” the rent due under the lease, typically based on (a) an annual fixed escalation (averaging approximately 3% in the United States), or (b) an inflationary index in most of our international markets, or (c) a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs (pass-through revenue), such as ground rent or power and fuel costs.
Based upon existing customer leases and foreign currency exchange rates as of September 30, 2023, we expect to generate over $61 billion of non-cancellable customer lease revenue over future periods, before the impact of straight-line lease accounting.

Following the rulings by the Supreme Court of India regarding carriers’ obligations for the adjusted gross revenue (“AGR”) fees and charges prescribed by the court, we continue to experience variability and a level of uncertainty in collections in India. As further discussed in Item 1A of the 2022 Form 10-K under the caption “Risk Factors—A substantial portion of our current and projected future revenue is derived from a small number of customers, and we are sensitive to adverse changes in the creditworthiness and financial strength of our customers,” in the third quarter of 2022, our largest customer in India, Vodafone Idea Limited (“VIL”), communicated that it would make partial payments of its contractual amounts owed to us and indicated that it would continue to make partial payments for the remainder of 2022. In late 2022, VIL had communicated its intent to resume payments in full under its contractual obligations owed to us beginning on January 1, 2023. However, in early 2023, VIL communicated that it would not be able to resume payments in full of its contractual obligations owed to us, and that it would instead continue to make partial payments (the “VIL Shortfall”). In the third quarter of 2023, VIL made payments in full of its contractual obligations owed to us.

We considered these recent developments and the uncertainty with respect to amounts owed under our tenant leases when conducting our 2022 annual impairment assessments for long-lived assets and goodwill in India. As a result, we determined that certain fixed and intangible assets had been impaired during the year ended December 31, 2022.

As a result of the challenging business environment in India, we are exploring various strategic alternatives aimed at potentially reducing our exposure there, including the sale of equity interests in our India operations. Any such transaction could have a material impact on our financial statements and on our results of operations in the period in which any such transaction occurred. There can be no assurance that any such strategic alternative will be implemented and, if so implemented, no certainty as to the timing thereof. In addition, based on information gathered during this process, we have updated our estimate on the fair value of the India reporting unit and determined that the carrying value exceeded fair value. As a result, we recorded a goodwill impairment charge during the three and nine-months ended September 30, 2023.

We will continue to evaluate the carrying value of our Indian assets, which may result in the realization of additional impairment expense or other similar charges. For more information, please see our discussion below under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in this Quarterly Report.

In February 2023, VIL issued optionally convertible debentures (the “VIL OCDs”) to our subsidiary, ATC Telecom Infrastructure Private Limited (“ATC TIPL”), in exchange for VIL’s payment of certain amounts towards accounts receivables. The VIL OCDs are (a) to be repaid by VIL with interest, and (b) convertible, at ATC TIPL’s option, into equity of VIL. If converted, such equity shall be free to trade in the open market beginning on the one year anniversary of the date of issuance of the VIL OCDs. The VIL OCDs were issued for an aggregate face value of 16.0 billion Indian Rupees (“INR”) (approximately $193.2 million on the date of issuance). The fair value of the VIL OCDs at issuance was approximately $116.5 million.

The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee. Revenue lost from either tenant lease cancellations or the non-renewal of leases or rent renegotiations, which we refer to as churn, has historically not had a material adverse effect on the revenues generated by our consolidated property operations. During the nine months ended September 30, 2023, churn was approximately 3% of our tenant billings, primarily driven by churn in our U.S. & Canada property segment, as discussed below.
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
We define Adjusted EBITDA as Net income before Income (loss) from equity method investments; Income tax benefit (provision); Other income (expense); Gain (loss) on retirement of long-term obligations; Interest expense; Interest income; Other operating income (expense), including Goodwill impairment; Depreciation, amortization and accretion; and stock-based compensation expense.
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

Results of Operations
Three and Nine Months Ended September 30, 2023 and 2022
(in millions, except percentages)
Revenue

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2023	2022		2023	2022
Property
U.S. & Canada	$1,324.5	$1,259.2	5%	$3,915.3	$3,727.5	5%
Asia-Pacific	302.3	249.2	21	815.1	845.7	(4)
Africa	293.7	303.4	(3)	931.9	856.7	9
Europe	200.4	184.0	9	590.3	561.3	5
Latin America	459.6	420.4	9	1,363.1	1,264.9	8
Data Centers	211.9	193.7	9	619.8	569.1	9
Total property	2,792.4	2,609.9	7	8,235.5	7,825.2	5
Services	26.2	61.6	(57)	122.0	180.9	(33)
Total revenues	$2,818.6	$2,671.5	6%	$8,357.5	$8,006.1	4%
Three Months Ended September 30, 2023
U.S. & Canada property segment revenue growth of $65.3 million was attributable to:
• Tenant billings growth of $59.8 million, which was driven by:
• $58.1 million due to leasing additional space on our sites (“colocations”) and amendments;
• $3.0 million resulting from contractual escalations, net of churn; and
• $0.9 million from sites acquired or constructed since the beginning of the prior-year period (“newly acquired or constructed sites”);
• Partially offset by a decrease of $2.2 million from other tenant billings; and
•An increase of $5.5 million in other revenue, primarily due to equipment removal and other fees, partially offset by a $22.9 million decrease due to straight-line accounting.
Segment revenue growth was not meaningfully impacted by foreign currency translation related to fluctuations in Canadian Dollar (“CAD”).
Asia-Pacific property segment revenue growth of $53.1 million was attributable to:
• An increase of $29.1 million in pass-through revenue, primarily due to a decrease in revenue reserves of $25.4 million as a result of reserves taken in the prior year period related to the VIL Shortfall (as discussed above);
• An increase of $21.4 million in other revenue, primarily due to a decrease in revenue reserves of $27.7 million as a result of reserves taken in the prior year period related to the VIL Shortfall; and
• Tenant billings growth of $13.5 million, which was driven by:
• $10.6 million due to colocations and amendments;
• $3.9 million generated from newly acquired or constructed sites; and
• $0.6 million from other tenant billings;
• Partially offset by a decrease of $1.6 million resulting from churn in excess of contractual escalations.
Segment revenue growth included a decrease of $10.9 million attributable to the negative impact of foreign currency translation related to fluctuations in INR.

Africa property segment revenue decrease of $9.7 million was attributable to:
• A decrease of $71.7 million attributable to the impact of foreign currency translation, which included, among others, negative impacts of $55.5 million related to fluctuations in Nigerian Naira (“NGN”), $9.1 million related to fluctuations in Ghanaian Cedi (“GHS”) and $6.0 million related to fluctuations in Kenyan Shilling (“KHS”);
• Partially offset by:
• Tenant billings growth of $35.3 million, which was driven by:
• $15.6 million due to colocations and amendments;
• $11.0 million generated from newly acquired or constructed sites;
• $7.4 million resulting from contractual escalations, net of churn; and
• $1.3 million from other tenant billings;
• An increase of $15.0 million in other revenue, primarily due to straight-line accounting; and
• An increase of $11.7 million in pass-through revenue, primarily due to an increase in energy costs.
Europe property segment revenue growth of $16.4 million was attributable to:
• Tenant billings growth of $11.1 million, which was driven by:
• $6.1 million resulting from contractual escalations, net of churn;
• $3.1 million due to colocations and amendments; and
• $2.0 million generated from newly acquired or constructed sites;
• Partially offset by a decrease of $0.1 million from other tenant billings;
• Partially offset by:
• A decrease of $8.6 million in pass-through revenue, primarily due to a decrease in energy costs; and
• A decrease of $0.5 million in other revenue.
Segment revenue growth included an increase of $14.4 million primarily attributable to the positive impact of foreign currency translation related to fluctuations in Euro (“EUR”).
Latin America property segment revenue growth of $39.2 million was attributable to:
• Tenant billings growth of $14.4 million, which was driven by:
• $8.9 million due to colocations and amendments;
• $5.0 million from contractual escalations, net of churn; and
• $0.5 million generated from newly acquired or constructed sites; and
• An increase of $5.6 million in pass-through revenue, including increased pass-through ground rent costs in Brazil;
• Partially offset by a decrease of $24.3 million in other revenue, primarily attributable to the sale of Mexico Fiber.
Segment revenue growth included an increase of $43.5 million, attributable to the impact of foreign currency translation, which included, among others, positive impacts of $23.6 million related to fluctuations in Mexican Peso (“MXN”), $14.3 million related to fluctuations in Brazilian Real (“BRL”), $2.3 million related to fluctuations in Colombian Peso (“COP”) and $2.2 million related to fluctuations in Chilean Peso (“CLP”).
Data Centers segment revenue growth of $18.2 million was attributable to:
•An increase of $8.3 million in rental, related and other revenue, primarily due to new lease commencements, customer expansions and rent increases upon customer renewals;
•An increase of $7.5 million in power revenue from new lease commencements, increased power consumption and pricing increases from existing customers; and
•An increase of $2.7 million in interconnection revenue, primarily due to customer interconnection net additions and set-up fees;
•Partially offset by a decrease of $0.3 million in straight-line revenue.
Services segment revenue decrease of $35.4 million was primarily attributable to a decrease in site application, zoning and permitting, structural analysis and construction management services.
Nine Months Ended September 30, 2023
U.S. & Canada property segment revenue growth of $187.8 million was attributable to:
• Tenant billings growth of $175.9 million, which was driven by:
• $177.2 million due to colocations and amendments; and
• $6.8 million from contractual escalations, net of churn;
• Partially offset by:

•A decrease of $7.0 million from other tenant billings; and
•A decrease of $1.1 million from newly acquired or constructed sites, which includes the impact of the disposition of certain operations acquired in connection with our acquisition of InSite Wireless Group, LLC in the second quarter of 2022; and
•An increase of $12.3 million in other revenue, primarily due to equipment removal and other fees, partially offset by a $30.2 million decrease due to straight-line accounting.
Segment revenue growth included a decrease of $0.4 million attributable to the negative impact of foreign currency translation related to fluctuations in CAD.
Asia-Pacific property segment revenue decrease of $30.6 million was attributable to:
• A decrease of $22.0 million in other revenue, primarily due to an increase in revenue reserves of $12.5 million related to the VIL Shortfall;
• Partially offset by:
• Tenant billings growth of $39.0 million, which was driven by:
• $31.6 million due to colocations and amendments;
• $15.1 million generated from newly acquired or constructed sites; and
• $0.8 million from other tenant billings;
•Partially offset by a decrease of $8.5 million resulting from churn in excess of contractual escalations; and
•An increase of $4.7 million in pass-through revenue.
Segment revenue decline included a decrease of $52.3 million attributable to the negative impact of foreign currency translation related to fluctuations in INR.
Africa property segment revenue growth of $75.2 million was attributable to:
• An increase of $112.4 million in pass-through revenue, primarily due to an increase in energy costs;
• Tenant billings growth of $103.9 million, which was driven by:
• $42.8 million due to colocations and amendments;
• $30.7 million generated from newly acquired or constructed sites;
• $27.5 million resulting from contractual escalations, net of churn; and
• $2.9 million from other tenant billings; and
• An increase of $24.0 million in other revenue, primarily due to straight-line accounting.
Segment revenue growth included a decrease of $165.1 million, attributable to the impact of foreign currency translation, which included, among others, negative impacts of $85.2 million related to fluctuations in NGN, $46.9 million related to fluctuations in GHS, $17.8 million related to fluctuations in South African Rand and $14.3 million related to fluctuations in KHS.
Europe property segment revenue growth of $29.0 million was attributable to:
• Tenant billings growth of $35.7 million, which was driven by:
• $19.8 million resulting from contractual escalations, net of churn;
• $9.8 million due to colocations and amendments; and
• $6.8 million generated from newly acquired or constructed sites;
• Partially offset by a decrease of $0.7 million from other tenant billings; and
• An increase of $10.6 million in other revenue, primarily attributable to our Spain fiber business acquired in the second quarter of 2022;
• Partially offset by a decrease of $26.1 million in pass-through revenue, primarily due to a decrease in energy costs.
Segment revenue growth included an increase of $8.8 million primarily attributable to the positive impact of foreign currency translation related to fluctuations in EUR.
Latin America property segment revenue growth of $98.2 million was attributable to:

• Tenant billings growth of $46.7 million, which was driven by:
• $27.0 million due to colocations and amendments;
• $17.7 million from contractual escalations, net of churn;
• $1.8 million generated from newly acquired or constructed sites; and
• $0.2 million from other tenant billings; and
• An increase of $19.6 million in pass-through revenue, primarily attributable to increased pass-through ground rent costs in Brazil;
• Partially offset by a decrease of $34.6 million in other revenue, primarily attributable to the sale of Mexico Fiber.
Segment revenue growth included an increase of $66.5 million, attributable to the impact of foreign currency translation, which included, among others, positive impacts of $55.2 million related to fluctuations in MXN, $13.7 million related to fluctuations in BRL and $3.5 million related to fluctuations in CLP, partially offset by negative impacts of $6.9 million related to fluctuations in COP.
Data Centers segment revenue growth of $50.7 million was attributable to:
•An increase of $22.2 million in rental, related and other revenue, primarily due to new lease commencements, customer expansions and rent increases upon customer renewals;
•An increase of $20.1 million in power revenue from new lease commencements, increased power consumption and pricing increases from existing customers;
•An increase of $7.3 million in interconnection revenue, primarily due to customer interconnection net additions and set-up fees; and
•An increase of $1.1 million in straight-line revenue.
Services segment revenue decrease of $58.9 million was primarily attributable to a decrease in site application, zoning and permitting and structural analysis services, partially offset by an increase in construction management services.
Gross Margin

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2023	2022		2023	2022
Property
U.S. & Canada	$1,110.2	$1,040.2	7%	$3,278.8	$3,096.1	6%
Asia-Pacific	123.3	77.4	59	288.1	317.1	(9)
Africa	196.9	183.6	7	603.8	527.3	15
Europe	121.6	101.0	20	361.1	310.7	16
Latin America	315.3	288.9	9	941.1	869.9	8
Data Centers	121.8	110.0	11	362.2	329.8	10
Total property	1,989.1	1,801.1	10	5,835.1	5,450.9	7
Services	13.7	33.9	(60)%	73.2	96.4	(24)%
Three Months Ended September 30, 2023
•The increase in U.S. & Canada property segment gross margin was primarily attributable to the increase in revenue described above and a decrease in direct expenses of $4.7 million.
•The increase in Asia-Pacific property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $13.8 million, primarily due to an increase in costs associated with pass-through revenue, including fuel costs. Direct expenses also benefited by $6.6 million from the impact of foreign currency translation.
•The increase in Africa property segment gross margin was primarily attributable to a decrease in direct expenses, which benefited by $29.6 million from the impact of foreign currency translation, partially offset by the decrease in revenue described above.
•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above and a decrease in direct expenses of $9.9 million, primarily due to a decrease in energy costs associated with pass-through revenue. Direct expenses were also negatively impacted by $5.7 million from the impact of foreign currency translation.
•The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $1.0 million, primarily due to an increase in costs associated with pass-through revenue, including land rent costs. Direct expenses were also negatively impacted by $11.8 million from the impact of foreign currency translation.
•The increase in Data Centers segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $6.4 million.
•The decrease in Services segment gross margin was primarily attributable to the decrease in revenue described above, partially offset by a decrease in direct expenses of $15.2 million.
Nine Months Ended September 30, 2023
•The increase in U.S. & Canada property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $5.1 million.
•The decrease in Asia-Pacific property segment gross margin was primarily attributable to the decrease in revenue described above and an increase in direct expenses of $32.9 million, primarily due to an increase in costs associated with pass-through revenue, including fuel costs. Direct expenses also benefited by $34.5 million from the impact of foreign currency translation.
•The increase in Africa property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $67.5 million, primarily due to an increase in costs associated with pass-through revenue, including energy costs. Direct expenses also benefited by $68.8 million from the impact of foreign currency translation.
•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above and a decrease in direct expenses of $24.9 million, primarily due to a decrease in energy costs associated with pass-through revenue. Direct expenses were also negatively impacted by $3.5 million from the impact of foreign currency translation.
•The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $12.6 million, primarily due to an increase in costs associated with pass-through revenue, including land rent costs. Direct expenses were also negatively impacted by $14.4 million from the impact of foreign currency translation.
•The increase in Data Centers segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $18.3 million.
•The decrease in Services segment gross margin was primarily attributable to the decrease in revenue described above, partially offset by a decrease in direct expenses of $35.7 million.

Selling, General, Administrative and Development Expense (“SG&A”)

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2023	2022		2023	2022
Property
U.S. & Canada	$40.2	$48.0	(16)%	$122.7	$134.3	(9)%
Asia-Pacific	9.8	10.9	(10)	36.0	64.9	(45)
Africa	13.1	19.4	(32)	53.2	63.9	(17)
Europe	15.1	12.4	22	44.8	41.4	8
Latin America	28.9	26.7	8	82.1	81.4	1
Data Centers	17.9	15.8	13	54.0	47.7	13
Total property	125.0	133.2	(6)	392.8	433.6	(9)
Services	6.1	5.5	11	17.1	16.6	3
Other	100.8	92.5	9	330.3	297.8	11
Total selling, general, administrative and development expense	$231.9	$231.2	0%	$740.2	$748.0	(1)%
Three Months Ended September 30, 2023
•The decreases in our U.S. & Canada and Asia-Pacific property segment SG&A were primarily driven by decreased personnel and related costs.
•The decrease in our Africa property segment SG&A was primarily driven by a net decrease in bad debt expense of $3.3 million, lower canceled construction costs and a benefit from the impact of foreign currency translation.
•The increases in our Europe property, Data Centers and Services segment SG&A were primarily driven by increased personnel and related costs to support our business.
•The increase in our Latin America property segment SG&A was primarily driven by an increase in bad debt expense of $3.1 million and the negative impact of foreign currency translation, partially offset by decreased personnel and related costs.
•The increase in other SG&A was primarily attributable to an increase in stock-based compensation expense of $3.9 million and an increase in corporate SG&A, including an increase in personnel and related costs to support our business.
Nine Months Ended September 30, 2023
•The decrease in our U.S. & Canada property segment SG&A was primarily driven by decreased personnel and related costs.
•The decrease in our Asia-Pacific property segment SG&A was primarily driven by a net decrease in bad debt expense of $21.7 million and decreased personnel and related costs. For the nine months ended September 30, 2023, the impact of the VIL Shortfall is reflected in revenue reserves as described above.
•The decrease in our Africa property segment SG&A was primarily driven by a benefit from the impact of foreign currency translation and lower canceled construction costs, partially offset by increased personnel and related costs to support our business.
•The increases in our Europe property, Data Centers and Services segment SG&A were primarily driven by increased personnel and related costs to support our business.
•The increase in our Latin America property segment SG&A was primarily driven by an increase in bad debt expense of $4.2 million.

•The increase in other SG&A was primarily attributable to an increase in stock-based compensation expense of $19.9 million and an increase in corporate SG&A, including an increase in personnel and related costs to support our business.
Operating Profit

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2023	2022		2023	2022
Property
U.S. & Canada	$1,070.0	$992.2	8%	$3,156.1	$2,961.8	7%
Asia-Pacific	113.5	66.5	71	252.1	252.2	(0)
Africa	183.8	164.2	12	550.6	463.4	19
Europe	106.5	88.6	20	316.3	269.3	17
Latin America	286.4	262.2	9	859.0	788.5	9
Data Centers	103.9	94.2	10	308.2	282.1	9
Total property	1,864.1	1,667.9	12	5,442.3	5,017.3	8
Services	7.6	28.4	(73)%	56.1	79.8	(30)%
•The increases in operating profit for the three and nine months ended September 30, 2023 for our U.S. & Canada and Africa property segments were primarily attributable to increases in our segment gross margin and decreases in our segment SG&A.
•The increase in operating profit for the three months ended September 30, 2023 for our Asia-Pacific property segment was primarily attributable to an increase in our segment gross margin and a decrease in our segment SG&A. The decrease in operating profit for the nine months ended September 30, 2023 for our Asia-Pacific property segment was primarily attributable to a decrease in our segment gross margin, partially offset by a decrease in our segment SG&A.
•The increases in operating profit for the three and nine months ended September 30, 2023 for our Europe and Latin America property segments and our Data Centers segment were primarily attributable to increases in our segment gross margin, partially offset by increases in our segment SG&A.
•The decreases in operating profit for the three and nine months ended September 30, 2023 for our Services segment were primarily attributable to decreases in our segment gross margin and increases in our segment SG&A.
Depreciation, Amortization and Accretion

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2023	2022		2023	2022
Depreciation, amortization and accretion	$762.9	$898.1	(15)%	$2,321.6	$2,540.4	(9)%
The decreases in depreciation, amortization and accretion expense for the three and nine months ended September 30, 2023 were primarily attributable to decreases in property and equipment and intangible assets subject to amortization as a result of impairments taken and disposals since the beginning of the prior-year periods and foreign currency exchange rate fluctuations. The three and nine months ended September 30, 2022 included revisions to depreciation and amortization related to the acquisition of CoreSite Realty Corporation (the “CoreSite Acquisition”).

Other Operating Expenses

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2023	2022		2023	2022
Other operating expenses	$27.3	$52.8	(48)%	$216.5	$98.6	120%
The decrease in other operating expenses during the three months ended September 30, 2023 was primarily attributable to a decrease in integration and acquisition related costs, including pre-acquisition contingencies and settlements, of $34.6 million, partially offset by an increase in losses on sales or disposals of assets of $4.1 million and an increase in impairment charges of $3.7 million, excluding goodwill impairment charges of $322.0 million related to our India reporting unit. The increase in other operating expenses during the nine months ended September 30, 2023 was primarily attributable to a loss on the sale of Mexico Fiber of $80.0 million and an increase in impairment charges of $62.7 million, excluding goodwill impairment charges of $322.0 million related to our India reporting unit, partially offset by a decrease in integration and acquisition related costs, including pre-acquisition contingencies and settlements, of $47.1 million.
Goodwill Impairment
Goodwill impairment consists of $322.0 million of impairment charges recorded for our India reporting unit during the three and nine months ended September 30, 2023.

Total Other Expense (Income)

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2023	2022		2023	2022
Total other expense (income)	$15.7	$(202.9)	(108)%	$821.9	$(319.0)	(358)%
Total other expense (income) consists primarily of interest expense and realized and unrealized foreign currency gains or losses as a result of foreign currency exchange rate fluctuations primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.
The change in total other expense (income) during the three months ended September 30, 2023 was primarily due to a decrease in foreign currency gains of $235.9 million and an increase in net interest expense of $38.3 million, primarily due to an increase in our weighted average interest rate, partially offset by an unrealized gain of $63.6 million related to the VIL OCDs held as of September 30, 2023. The change in total other expense (income) during the nine months ended September 30, 2023 was primarily due to a decrease in foreign currency gains of $1.1 billion and an increase in net interest expense of $150.4 million, primarily due to an increase in our weighted average interest rate, partially offset by an unrealized gain of $76.7 million related to the VIL OCDs held as of September 30, 2023.
Income Tax Provision

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2023	2022		2023	2022
Income tax provision	$65.7	$36.1	82%	$132.3	$66.0	100%
Effective tax rate	10.2%	4.2%		8.9%	2.7%
As a real estate investment trust for U.S. federal income tax purposes (“REIT”), we may deduct earnings distributed to stockholders against the income generated by our REIT operations. Consequently, the effective tax rate on income from continuing operations for the nine months ended September 30, 2023 and 2022 differs from the federal statutory rate.
The increase in the income tax provision during the three months ended September 30, 2023 was primarily attributable to increased earnings in certain foreign jurisdictions after adjusting for non-deductible amounts. The increase in the income tax provision during the nine months ended September 30, 2023 was primarily attributable to the reversal of valuation allowances of $79.7 million in certain foreign jurisdictions in the prior year and increased earnings in certain foreign jurisdictions in the current year after adjusting for non-deductible amounts, partially offset by a benefit in the current year from the application of a tax law change in Kenya. The valuation allowance reversal was recognized as a reduction to the income tax provision in the prior year as the net related deferred tax assets were deemed realizable based on changes in facts and circumstances relevant to the assets’ recoverability.
Net Income / Adjusted EBITDA and Net Income / Nareit FFO attributable to American Tower Corporation common stockholders / Consolidated AFFO / AFFO attributable to American Tower Corporation common stockholders

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2023	2022		2023	2022
Net income	$577.3	$819.7	(30)%	$1,353.8	$2,413.3	(44)%
Income tax provision	65.7	36.1	82	132.3	66.0	100
Other income	(297.8)	(478.5)	(38)	(118.8)	(1,109.4)	(89)
Loss on retirement of long-term obligations	—	0.4	(100)	0.3	0.4	(25)
Interest expense	359.2	294.0	22	1,047.5	833.0	26
Interest income	(45.7)	(18.8)	143	(107.1)	(43.0)	149
Other operating expenses	27.3	52.8	(48)	216.5	98.6	120
Goodwill impairment	322.0	—	100	322.0	—	100
Depreciation, amortization and accretion	762.9	898.1	(15)	2,321.6	2,540.4	(9)
Stock-based compensation expense	43.1	39.2	10	158.0	138.1	14
Adjusted EBITDA	$1,814.0	$1,643.0	10%	$5,326.1	$4,937.4	8%

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2023	2022		2023	2022
Net income	$577.3	$819.7	(30)%	$1,353.8	$2,413.3	(44)%
Real estate related depreciation, amortization and accretion	699.2	834.6	(16)	2,131.0	2,356.1	(10)
Losses from sale or disposal of real estate and real estate related impairment charges (1)	344.6	14.8	2,228	513.6	32.9	1,461
Dividends to noncontrolling interests (2)	(11.7)	(8.7)	34	(34.5)	(8.7)	297
Adjustments for unconsolidated affiliates and noncontrolling interests	(72.8)	(43.0)	69	(211.8)	(127.1)	67
Nareit FFO attributable to American Tower Corporation common stockholders	$1,536.6	$1,617.4	(5)%	$3,752.1	$4,666.5	(20)%
Straight-line revenue	(108.6)	(127.7)	(15)	(341.4)	(350.4)	(3)
Straight-line expense	7.5	9.4	(20)	23.0	30.7	(25)
Stock-based compensation expense	43.1	39.2	10	158.0	138.1	14
Deferred portion of income tax and other income tax adjustments	(0.6)	(27.0)	(98)	(65.1)	(178.5)	(64)
GTP one-time cash tax settlement (3)	—	—	—	—	46.6	(100)
Non-real estate related depreciation, amortization and accretion	63.7	63.5	0	190.6	184.3	3
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	12.7	12.2	4	36.9	35.7	3
Other income (4)	(297.8)	(478.5)	(38)	(118.8)	(1,109.4)	(89)
Loss on retirement of long-term obligations	—	0.4	(100)	0.3	0.4	(25)
Other operating expense (5)	4.7	38.0	(88)	24.9	65.7	(62)
Capital improvement capital expenditures	(56.4)	(43.1)	31	(122.1)	(111.5)	10
Corporate capital expenditures	(3.2)	(3.3)	(3)	(10.4)	(7.3)	42
Adjustments for unconsolidated affiliates and noncontrolling interests	72.8	43.0	69	211.8	127.1	67
Consolidated AFFO	$1,274.5	$1,143.5	11%	$3,739.8	$3,538.0	6%
Adjustments for unconsolidated affiliates and noncontrolling interests (6)	(68.6)	(41.9)	64%	(198.3)	(114.1)	74%
AFFO attributable to American Tower Corporation common stockholders	$1,205.9	$1,101.6	9%	$3,541.5	$3,423.9	3%
_______________
(1)Included in these amounts are impairment charges of $331.8 million, $6.1 million, $399.1 million and $14.4 million, respectively. Three and nine months ended September 30, 2023 include goodwill impairment charges of $322.0 million recorded for the India reporting unit. Nine months ended September 30, 2023 includes a loss on the sale of Mexico Fiber of $80.0 million.
(2)Includes distributions of $11.7 million, $5.5 million, $34.5 million and $5.5 million, respectively, related to the outstanding mandatorily convertible preferred equity in connection with our agreements with certain investment vehicles affiliated with Stonepeak Partners LP (such investment vehicles, collectively, “Stonepeak”).
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
(4)Includes gains on foreign currency exchange rate fluctuations of $238.6 million, $474.5 million, $46.9 million and $1.1 billion, respectively.
(5)Primarily includes acquisition-related costs and integration costs.
(6)Includes adjustments for the impact on both Nareit FFO attributable to American Tower Corporation common stockholders as well as the other line items included in the calculation of Consolidated AFFO.

The decreases in net income for the three and nine months ended September 30, 2023 were primarily due to (i) increases in goodwill impairment expense, (ii) changes in other expense (income) primarily due to foreign currency exchange rate fluctuations, (iii) increases in interest expense and (iv) increases in the income tax provision, partially offset by (a) increases in segment operating profit and (b) decreases in depreciation, amortization and accretion expense.
The increases in Adjusted EBITDA for the three and nine months ended September 30, 2023 were primarily attributable to increases in our gross margin and decreases in SG&A, excluding the impact of stock-based compensation expense of $3.2 million and $27.7 million, respectively.
The increases in Consolidated AFFO for the three and nine months ended September 30, 2023 were primarily attributable to increases in our operating profit, excluding the impact of straight-line accounting, partially offset by (i) increases in net cash paid for interest, (ii) increases in dividends to noncontrolling interests, including distributions related to the outstanding Stonepeak mandatorily convertible preferred equity, and (iii) increases in capital improvement capital expenditures. AFFO attributable to American Tower Corporation common stockholders for the three and nine months ended September 30, 2023 was impacted by changes in noncontrolling interests held in Data Centers since the beginning of the prior-year period.

Liquidity and Capital Resources
The information in this section updates as of September 30, 2023 the “Liquidity and Capital Resources” section of the 2022 Form 10-K and should be read in conjunction with that report.
Overview
During the nine months ended September 30, 2023, our significant financing transactions included:
•Redemption of our 3.50% senior unsecured notes due 2023 (the “3.50% Notes”) and our 3.000% senior unsecured notes due 2023 (the “3.000% Notes”) upon their maturity;
•Registered public offering in an aggregate amount of $5.7 billion, including 1.1 billion EUR, of senior unsecured notes with maturities ranging from 2027 to 2033;
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
The following table summarizes the significant components of our liquidity (in millions):

As of September 30, 2023
Available under the 2021 Multicurrency Credit Facility	$5,739.0
Available under the 2021 Credit Facility	1,911.6
Letters of credit	(33.9)
Total available under credit facilities, net	$7,616.7
Cash and cash equivalents	2,118.9
Total liquidity	$9,735.6
Subsequent to September 30, 2023, we had net borrowings of $498.0 million under the 2021 Credit Facility and the 2021 Multicurrency Credit Facility.
Summary cash flow information is set forth below (in millions):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used for):
Operating activities	$3,580.5	$2,511.2
Investing activities	(1,165.6)	(1,506.2)
Financing activities	(2,281.5)	(960.5)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(42.5)	(138.2)
Net increase (decrease) in cash and cash equivalents, and restricted cash	$90.9	$(93.7)
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

As of September 30, 2023, we had total outstanding indebtedness of $38.9 billion, with a current portion of $3.2 billion. During the nine months ended September 30, 2023, we generated sufficient cash flow from operations, together with borrowings under our credit facilities, proceeds from our debt issuances and cash on hand, to fund our acquisitions, capital expenditures and debt service obligations, as well as our required distributions. We believe the cash generated by operating activities during the year ending December 31, 2023, together with our borrowing capacity under our credit facilities, will suffice to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions.
Material Cash Requirements— There were no material changes to the Material Cash Requirements section of the 2022 Form 10-K.
As of September 30, 2023, we had $1.7 billion of cash and cash equivalents held by our foreign subsidiaries. As of September 30, 2023, we had $331.6 million of cash and cash equivalents held by our joint ventures, of which $282.0 million was held by our foreign joint ventures. While certain subsidiaries may pay us interest or principal on intercompany debt, it has not been our practice to repatriate earnings from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay certain taxes.
Cash Flows from Operating Activities
The increase in cash provided by operating activities for the nine months ended September 30, 2023 was primarily attributable to (i) changes in unearned revenue, (ii) an increase in the operating profits of our U.S & Canada, Africa, Europe and Latin America property segments and our Data Centers segment and (iii) a decrease in cash paid for taxes, partially offset by an increase in cash paid for interest.
Cash Flows from Investing Activities
Our significant investing activities during the nine months ended September 30, 2023 are highlighted below:
•We received $252.5 million from the sale of Mexico Fiber.
•We spent $151.9 million for acquisitions, including payments made for acquisitions completed in 2022.
•We spent $1,298.4 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$619.9
Ground lease purchases (2)	104.7
Capital improvements and corporate expenditures (3)	132.5
Redevelopment	341.6
Start-up capital projects	99.7
Total capital expenditures (4)	$1,298.4
_______________
(1)Includes the construction of 2,411 communications sites globally.
(2)Includes $30.4 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(3)Includes $4.8 million of finance lease payments reported in Repayments of notes payable, credit facilities, senior notes, secured debt, term loan and finance leases in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(4)Net of purchase credits of $10.3 million on certain assets, which are recorded in investing activities in our condensed consolidated statements of cash flows.
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

We expect that our 2023 total capital expenditures will be as follows (in millions):

Discretionary capital projects (1)	$755	to	$785
Ground lease purchases	115	to	135
Capital improvements and corporate expenditures	190	to	200
Redevelopment	470	to	500
Start-up capital projects	120	to	140
Total capital expenditures	$1,650	to	$1,760
_______________
(1)Includes the construction of approximately 2,650 to 3,750 communications sites globally and approximately $360 million of anticipated spend related to data center assets.
Cash Flows from Financing Activities
Our significant financing activities were as follows (in millions):

	Nine Months Ended September 30,
	2023	2022
Proceeds from issuance of senior notes, net	$5,678.3	$1,293.6
Proceeds from issuance of common stock, net	—	2,291.7
Repayments of credit facilities, net	(2,531.8)	(535.0)
Repayments of term loans	(1,500.0)	(3,000.0)
Proceeds from issuance of securities in securitization transaction	1,300.0	—
Repayments of securitized debt	(1,300.0)	—
Repayments of senior notes (1)	(1,700.0)	(1,555.1)
Contributions from noncontrolling interest holders (2)	3.0	2,548.5
Distributions to noncontrolling interest holders	(34.4)	(3.2)
Distributions paid on common stock	(2,193.2)	(1,945.9)
___________
(1)For the nine months ended September 30, 2022, included payment in full of $875.0 million aggregate principal amount and a fair value adjustment of $80.1 million of debt assumed in connection with the CoreSite Acquisition.
(2)For the nine months ended September 30, 2022, includes $2.5 billion of contributions received in connection with Stonepeak’s acquisition of a noncontrolling ownership interest in our U.S. data center business.
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

The AMT Asset Subs are jointly and severally liable under the Loan, which is secured primarily by mortgages on the AMT Asset Subs’ interests in 5,035 broadcast and wireless communications towers and related assets (the “Trust Sites”).
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
5.250% Senior Notes and 5.550% Senior Notes Offering—On May 25, 2023, we completed a registered public offering of $650.0 million aggregate principal amount of 5.250% senior unsecured notes due 2028 (the “5.250% Notes”) and $850.0 million aggregate principal amount of 5.550% senior unsecured notes due 2033 (the “5.550% Notes”). The net proceeds from this offering were approximately $1,481.9 million, after deducting commissions and estimated expenses, which we used to repay existing indebtedness under the 2021 Multicurrency Credit Facility.
5.800% Senior Notes and 5.900% Senior Notes Offering—On September 15, 2023, we completed a registered public offering of $750.0 million aggregate principal amount of 5.800% senior unsecured notes due 2028 (the “5.800% Notes”) and $750.0 million aggregate principal amount of 5.900% senior unsecured notes due 2033 (the “5.900% Notes” and, together with the 5.500% Notes, the 5.650% Notes, the 4.125% Notes, the 4.625% Notes, the 5.250% Notes, the 5.550% Notes and the 5.800% Notes, the “2023 Notes”). The net proceeds from this offering were approximately

$1,482.8 million, after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2021 Multicurrency Credit Facility.
The key terms of the 2023 Notes are as follows:

Senior Notes	Aggregate Principal Amount (in millions)	Issue Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
5.500% Notes	$700.0	March 3, 2023	March 15, 2028	5.500%	September 15, 2023	March 15 and September 15	February 15, 2028
5.650% Notes	$800.0	March 3, 2023	March 15, 2033	5.650%	September 15, 2023	March 15 and September 15	December 15, 2032
4.125% Notes (3)	$652.1	May 16, 2023	May 16, 2027	4.125%	May 16, 2024	May 16	March 16, 2027
4.625% Notes (3)	$543.4	May 16, 2023	May 16, 2031	4.625%	May 16, 2024	May 16	February 16, 2031
5.250% Notes	$650.0	May 25, 2023	July 15, 2028	5.250%	January 15, 2024	January 15 and July 15	June 15, 2028
5.550% Notes	$850.0	May 25, 2023	July 15, 2033	5.550%	January 15, 2024	January 15 and July 15	April 15, 2033
5.800% Notes	$750.0	September 15, 2023	November 15, 2028	5.800%	May 15, 2024	May 15 and November 15	October 15, 2028
5.900% Notes	$750.0	September 15, 2023	November 15, 2033	5.900%	May 15, 2024	May 15 and November 15	August 15, 2033
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
2021 Multicurrency Credit Facility—During the nine months ended September 30, 2023, we borrowed an aggregate of $2.3 billion and repaid an aggregate of $5.8 billion, including 842.6 million EUR ($919.1 million as of the repayment date), of revolving indebtedness under our 2021 Multicurrency Credit Facility. We used the borrowings to repay outstanding indebtedness, including the 2021 USD Two Year Delayed Draw Term Loan, and for general corporate purposes. We currently have $3.5 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Multicurrency Credit Facility in the ordinary course.
2021 Credit Facility—During the nine months ended September 30, 2023, we borrowed an aggregate of $3.1 billion and repaid an aggregate of $2.1 billion of revolving indebtedness under our 2021 Credit Facility. We used the borrowings to repay outstanding indebtedness, including the 3.50% Notes and the 3.000% Notes, and for general corporate purposes. We currently have $30.4 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Credit Facility in the ordinary course.
Repayment of 2021 USD Two Year Delayed Draw Term Loan—On June 27, 2023, we repaid all amounts outstanding under the 2021 USD Two Year Delayed Draw Term Loan with borrowings under the 2021 Multicurrency Credit Facility.
As of September 30, 2023, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan and our 825.0 million EUR unsecured term loan, as amended and restated in December 2021 (the “2021 EUR Three Year Delayed Draw Term Loan”) were as follows:

Bank Facility		Outstanding Principal Balance ($ in millions)	Maturity Date		SOFR or EURIBOR borrowing interest rate range (1)	Base rate borrowing interest rate range (1)	Current margin over SOFR or EURIBOR and the base rate, respectively
2021 Multicurrency Credit Facility	(2)	$261.0	July 1, 2026	(3)	0.875% - 1.500%	0.000% - 0.500%	1.125% and 0.125%
2021 Credit Facility	(4)	2,088.4	July 1, 2028	(3)	0.875% - 1.500%	0.000% - 0.500%	1.125% and 0.125%
2021 Term Loan	(4)	1,000.0	January 31, 2027		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2021 EUR Three Year Delayed Draw Term Loan	(5)	872.3	May 28, 2024		0.875% - 1.625%	0.000% - 0.625%	1.125% and 0.125%
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
India Credit Facilities—During the nine months ended September 30, 2023, we increased the borrowing capacity of our working capital facilities in India by 2.8 billion INR (approximately $33.7 million). As of September 30, 2023, the borrowing capacity under the working capital facilities in India is 10.7 billion INR (approximately $129.0 million). As of September 30, 2023, we have not borrowed under these facilities.
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
During the nine months ended September 30, 2023, there were no repurchases under either of the Buyback Programs.
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
Sales of Equity Securities—We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan and upon exercise of stock options granted under our equity incentive plan. During the nine months ended September 30, 2023, we received an aggregate of $12.3 million in proceeds upon exercises of stock options and sales pursuant to our employee stock purchase plan (the “ESPP”).
2020 “At the Market” Stock Offering Program—In August 2020, we established an “at the market” stock offering program through which we may issue and sell shares of our common stock having an aggregate gross sales price of up to $1.0 billion (the “2020 ATM Program”). Sales under the 2020 ATM Program may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds from any issuances under the 2020 ATM Program for general corporate purposes, which may include, among other things, the funding of acquisitions, additions to working capital and repayment or refinancing of existing indebtedness. As of September 30, 2023, we have not sold any shares of common stock under the 2020 ATM Program.
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
Distributions—As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of net operating losses (“NOLs”). We have distributed an aggregate of approximately $16.7 billion to our common stockholders, including the dividend to be paid in October 2023, primarily classified as ordinary income that may be treated as qualified REIT dividends under Section 199A of the Code for taxable years beginning before 2026.
During the nine months ended September 30, 2023, we paid $4.69 per share, or $2.2 billion, to our common stockholders of record. In addition, we declared a distribution of $1.62 per share, or $755.2 million, to be paid on October 27, 2023 to our common stockholders of record at the close of business on October 11, 2023.

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
We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of September 30, 2023, the amount accrued for distributions payable related to unvested restricted stock units was $18.7 million. During the nine months ended September 30, 2023, we paid $7.4 million of distributions upon the vesting of restricted stock units.
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
Restrictions Under Loan Agreements Relating to Our Credit Facilities—Each Bank Loan Agreement contains certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The Bank Loan Agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. As of September 30, 2023, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended September 30, 2023 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~ 4.2	~ 0.7
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ 18.9	~ 6.3
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
Under the Securitization Loan Agreements, amounts due will be paid from the cash flows generated by the assets securing the Series 2015-2 Notes or the assets securing the Loan, as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after paying all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of these assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to us for use. As of September 30, 2023, $70.9 million held in such reserve accounts was classified as restricted cash.
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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During the Nine Months Ended September 30, 2023	DSCR as of September 30, 2023	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$239.8	17.76x	$302.8	$305.6
Trust Securitizations	AMT Asset Subs	Secured Tower Revenue Securities, Series 2023-1, Subclass A, Secured Tower Revenue Securities, Series 2023-1, Subclass R, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (2)	(3)(5)	$403.5	7.04x	$517.2	$530.7
_____________
(1)Based on the net cash flow of the applicable issuer or borrower as of September 30, 2023 and the expenses payable over the next 12 months on the Series 2015-2 Notes or the Loan, as applicable.
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

A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners or the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, and to meet REIT distribution requirements. During an “amortization period,” all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to pay the principal of the Series 2015-2 Notes or the Loan, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to the Series 2015-2 Notes or the Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. With respect to the Series 2015-2 Notes, upon the occurrence of, and during, an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of the Series 2015-2 Notes, declare the Series 2015-2 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of those notes. Furthermore, if GTP Acquisition Partners or the AMT Asset Subs were to default on the Series 2015-2 Notes or the Loan, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,344 communications sites that secure the Series 2015-2 Notes or the 5,035 broadcast and wireless communications towers and related assets that secure the Loan, respectively, in which case we could lose those sites and their associated revenue.
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
We have reviewed our policies and estimates to determine our critical accounting policies for the nine months ended September 30, 2023. We have made no material changes to the critical accounting policies described in the 2022 Form 10-K.
In October 2019, the Supreme Court of India issued a ruling regarding the definition of AGR and associated fees and charges, which was reaffirmed in both March 2020 and July 2021 with respect to the total charges, which may (a) have a material financial impact on certain of our customers and (b) affect their ability to perform their obligations under agreements with us. In September 2020, the Supreme Court of India defined the expected timeline of ten years for payments owed under the ruling. In September 2021, the government of India approved a relief package that, among other things, included (i) a four-year moratorium on the payment of AGR fees owed and (ii) a prospective change in the definition of AGR. In the third quarter of 2022, our largest customer in India, VIL, communicated that it would make partial payments of its contractual amounts owed to us and indicated that it would continue to make partial payments for the remainder of 2022. In late 2022, VIL had communicated its intent to resume payments in full under its contractual obligations owed to us beginning on January 1, 2023. However, in early 2023, VIL communicated that it would not be able to resume payments in full of its contractual obligations owed to us, and that it would instead continue to make partial payments. In the third quarter of 2023, VIL made payments in full of its contractual obligations owed to us.
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
We concluded that a triggering event occurred as of September 30, 2023 with respect to our India reporting unit primarily due to indications of value received from third parties in connection with our review of various strategic alternatives for our India operations, including the potential sale of equity interests in our India operations. As a result, we performed an interim quantitative goodwill impairment test as of September 30, 2023 using, among other things, the information obtained from third parties to compare the fair value of the India reporting unit to its carrying amount, including goodwill. The result of our interim goodwill impairment test as of September 30, 2023 indicated that the carrying amount of our India reporting unit exceeded our estimated fair value. As a result, we recorded a goodwill impairment charge of $322.0 million. The goodwill impairment charge is recorded in Goodwill impairment in the accompanying consolidated statements of operations.
The carrying value of tenant-related intangibles in India was $0.4 billion as of September 30, 2023, which represents 3% of our consolidated balance of $12.2 billion. Additionally, a significant reduction in customer related cash flows in India could also impact our tower portfolio and network location intangibles. The carrying values of our tower portfolio and network location intangibles in India were $0.9 billion and $0.3 billion, respectively, as of September 30, 2023, which represent 11% and 8% of our consolidated balances of $8.7 billion and $3.3 billion, respectively. The carrying value of goodwill in India was $0.6 billion as of September 30, 2023, which represents 4% of our consolidated balance of $12.6 billion.
During the nine months ended September 30, 2023, no other potential goodwill impairment was identified as the fair value of each of our reporting units was in excess of their carrying amount.

Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of September 30, 2023 consisted of $261.0 million under the 2021 Multicurrency Credit Facility, $2.1 billion under the 2021 Credit Facility, $1.0 billion under the 2021 Term Loan, $872.3 million under the 2021 EUR Three Year Delayed Draw Term Loan, and $11.9 million under the Nigeria letters of credit. A 10% increase in current interest rates would result in an additional $19.4 million of interest expense for the nine months ended September 30, 2023.
Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency exchange rate fluctuations. For the nine months ended September 30, 2023, 44% of our revenues and 52% of our total operating expenses were denominated in foreign currencies.
As of September 30, 2023, we have incurred intercompany debt that is not considered to be permanently reinvested and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $43.7 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the nine months ended September 30, 2023. As of September 30, 2023, we have 7.5 billion EUR (approximately $8.0 billion) denominated debt outstanding. An adverse change of 10% in the underlying exchange rates of our outstanding EUR debt would result in $0.9 billion of foreign currency losses that would be included in Other expense in our consolidated statements of operations for the nine months ended September 30, 2023.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2023 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There were no material changes to the risk factors disclosed in Item 1A of the 2022 Form 10-K, as updated in Part II, Item 1A of the Q2 2023 Quarterly Report.

ITEM 5.	OTHER INFORMATION
(a) Departure of Directors and Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On October 22, 2023, Thomas A. Bartlett gave formal written notification to our Board of Directors (the “Board”) that he would be retiring, effective February 1, 2024, from his roles as President, Chief Executive Officer and director of the Board. We expect Mr. Bartlett to serve as an advisor to the Chief Executive Officer, effective February 1, 2024 until May 1, 2024.
The Board has appointed Steven O. Vondran, our current Executive Vice President and President, U.S. Tower Division, to the roles of President, Chief Executive Officer and director of the Board, effective February 1, 2024. To facilitate the transition, the Board also appointed Mr. Vondran to the role of Executive Vice President, Global Chief Operating Officer for the interim period, effective November 1, 2023 until February 1, 2024.
Mr. Vondran, 53, has served as our Executive Vice President and President, U.S. Tower Division, which includes the U.S. data center business, since August 2018, and has held various leadership positions since joining us in 2000, including Senior Vice President, General Counsel for the U.S. Tower Division, from 2010 to 2018.
As part of the transition, the Board has also appointed Eugene Noel, our current Senior Vice President, Chief Operating Officer, U.S. Tower Division, to the role of Executive Vice President and President, U.S. Tower Division, effective November 1, 2023.
There are no transactions involving us and Mr. Vondran that we would be required to report pursuant to Item 404(a) of Regulation S-K.
Mr. Vondran’s compensation during his role as Executive Vice President, Global Chief Operating Officer will remain the same as that disclosed in our Current Report on Form 8-K filed on March 2, 2023. The details of Mr. Bartlett’s compensation for his role as advisor to the Chief Executive Officer and Mr. Vondran’s compensation for his role as President and Chief Executive Officer have not been determined as of the date hereof and will be determined by the Board at a later date.

ITEM 6.	EXHIBITS

Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.1

3.2	Certificate of Merger, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.2

3.3	Amended and Restated By-Laws of the Company, effective as of February 12, 2016	8-K	001-14195	February 16, 2016	3.1

4.1	Supplemental Indenture No. 4, dated as of September 15, 2023, by and between the Company and U.S. Bank Trust Company, National Association, as trustee, for the 5.800% Senior Notes due 2028 and the 5.900% Senior Notes due 2033	8-K	001-14195	September 15, 2023	4.1

10.1	Form of Restricted Stock Units Agreement (U.S. Employee) (For grants made beginning October 1, 2023) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	Filed herewith as Exhibit 10.1	—	—	—

10.2	Form of Restricted Stock Units Agreement (Non-U.S. Employee) (For grants made beginning October 1, 2023) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	Filed herewith as Exhibit 10.2	—	—	—

10.3	Form of Restricted Stock Units Agreement (Non-Employee Director) (For grants made beginning October 1, 2023) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	Filed herewith as Exhibit 10.3	—	—	—

10.4	Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (U.S. Employee) (For grants made beginning October 1, 2023) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	Filed herewith as Exhibit 10.4	—	—	—

10.5	Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (Non-U.S. Employee) (For grants made beginning October 1, 2023) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	Filed herewith as Exhibit 10.5	—	—	—

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1	—	—	—

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2	—	—	—

32	Certifications filed pursuant to 18. U.S.C. Section 1350	Filed herewith as Exhibit 32	—	—	—

Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.

101.SCH	Inline XBRL Taxonomy Extension Schema Document		—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition	Filed herewith as Exhibit 101

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	—

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: October 26, 2023	By:	/S/ RODNEY M. SMITH
Rodney M. Smith Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)