Form 10-K
period 2023-12-31
AMERICAN TOWER CORP /MA/
filed 2024-02-27
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One):

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (§15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2023 was $90.2 billion, based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second quarter.
As of February 20, 2024, there were 466,352,208 shares of common stock outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

AMERICAN TOWER CORPORATION

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2023

i

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS—(Continued)
FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2023
ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains statements about future events and expectations, or forward-looking statements, all of which are inherently uncertain. We have based those forward-looking statements on our current expectations and projections about future results. When we use words such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects” or similar expressions, we are making forward-looking statements. Examples of forward-looking statements include, but are not limited to, future prospects of growth in the communications infrastructure leasing industry, the creditworthiness and financial strength of our customers, the effects of consolidation among companies in our industry and among our customers and other competitive and financial pressures, our ability to maintain or increase our market share, our plans to fund our future liquidity needs, the expected impacts of strategic partnerships on our business, our expectations for the closing of signed agreements, including the Pending ATC TIPL Transaction (as defined in this Annual Report), and the expected impacts of such agreements on our business, our substantial leverage and debt service obligations, our future financing transactions, our future operating results, the level of future expenditures by companies in this industry and other trends in this industry, changes in zoning, tax and other laws and regulations and administrative and judicial decisions, economic, political and other events, particularly those relating to our international operations, our future capital expenditure levels, the impact of technology changes on our industry and our business, our ability to remain qualified for taxation as a real estate investment trust (“REIT”), the amount and timing of any future distributions including those we are required to make as a REIT, natural disasters and similar events, technology failures, including cybersecurity and data privacy incidents, and our ability to protect our rights to the land under our towers and buildings in which our data centers are located. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. These assumptions could prove inaccurate. These forward-looking statements may be found under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this Annual Report generally.
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
Overview
We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. We refer to this business, inclusive of our data center business discussed below, as our property operations, which accounted for 99% of our total revenues for the year ended December 31, 2023. We also offer tower-related services in the United States, which we refer to as our services operations. These services include site application, zoning and permitting, structural and mount analyses, and construction management, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites. Our customers include our tenants, licensees and other payers.
Since inception, we have grown our communications real estate portfolio through acquisitions, long-term lease arrangements and site development. Our portfolio primarily consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, as well as distributed antenna system (“DAS”) networks, which provide seamless coverage solutions in certain in-building and outdoor wireless environments. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure and property interests that we lease primarily to communications service providers and third-party tower operators, and, as discussed further below, we hold a portfolio of highly interconnected data center facilities and related assets in the United States that we provide for the leasing of space primarily to enterprises, network operators, cloud providers and supporting service providers.
As of December 31, 2023, our communications real estate portfolio of 224,502 communications sites included 42,905 communications sites in the U.S. & Canada, 77,647 communications sites in Asia-Pacific, 24,229 communications sites in Africa, 31,241 communications sites in Europe and 48,480 communications sites in Latin America, as well as (i) urban telecommunications assets in Argentina, Brazil, Colombia, India, South Africa and Spain, (ii) other property interests in Australia, Canada, New Zealand and the United States and (iii) 28 data center facilities across ten United States markets.
On January 4, 2024, through our subsidiaries, ATC Asia Pacific Pte. Ltd. and ATC Telecom Infrastructure Private Limited (“ATC TIPL”), which holds our operations in India, we entered into an agreement with Data Infrastructure Trust (“DIT”), an infrastructure investment trust sponsored by an affiliate of Brookfield Asset Management, pursuant to which DIT will acquire a 100% ownership interest in ATC TIPL (the “Pending ATC TIPL Transaction”). We will retain the full economic benefit associated with the optionally convertible debentures issued by one of our customers in India, Vodafone Idea Limited (“VIL,” and the optionally convertible debentures, the “VIL OCDs”), and rights to payments on certain existing customer receivables. Subject to certain pre-closing terms, total aggregate consideration would potentially represent up to approximately 210 billion Indian Rupees (“INR”) (approximately $2.5 billion), including the value of the VIL OCDs, payments on certain existing customer receivables, the repayment of existing intercompany debt and the repayment, or assumption, of our existing term loan in India, by DIT. The Pending ATC TIPL Transaction is expected to close in the second half of 2024, subject to customary closing conditions, including government and regulatory approval.
We operate as a real estate investment trust for U.S. federal income tax purposes (“REIT”). Accordingly, we generally are not required to pay U.S. federal income taxes on income generated by our REIT operations, including the income derived from leasing space on our towers and in our data centers, as we receive a dividends paid deduction for distributions to stockholders that offsets our REIT taxable income and gains. However, we remain obligated to pay U.S. federal income taxes on earnings from our domestic taxable REIT subsidiaries (“TRSs”). In addition, our international assets and operations, regardless of their classification for U.S. tax purposes, continue to be subject to taxation in the jurisdictions where those assets are held or those operations are conducted.
The use of TRSs enables us to continue to engage in certain businesses and jurisdictions while complying with REIT qualification requirements. We may, from time to time, change the election of previously designated TRSs to be included as part of the REIT. As of December 31, 2023, our REIT-qualified businesses included our U.S. tower leasing business, a majority of our U.S. indoor DAS networks business, our Services and Data Centers segments, as well as most of our operations in Canada, Costa Rica, France, Germany, Ghana, Kenya, Mexico, Nigeria, South Africa and Uganda.
We report our results in seven segments – U.S. & Canada property (which includes all assets in the United States and Canada, other than our data center facilities and related assets), Asia-Pacific property, Africa property, Europe property, Latin America property, Data Centers and Services.

Products and Services
Property Operations
Our property operations accounted for 99%, 98% and 97% of our total revenues for the years ended December 31, 2023, 2022 and 2021, respectively. Our revenue is primarily generated from tenant leases. Within our tower leasing operations, our tenants lease space on our communications real estate, where they install and maintain their equipment. Rental payments vary considerably depending upon numerous factors, including, but not limited to, amount, type and position of tenant equipment on the tower, remaining tower capacity and tower location. Our costs typically include ground rent (which is primarily fixed under long-term lease agreements with annual cost escalations) and power and fuel costs, some or all of which may be passed through to our tenants, as well as property taxes and repair and maintenance expenses. Our property operations have generated consistent growth in revenue and typically have low cash flow volatility due to the following characteristics:
•Long-term tenant leases with contractual rent escalations. In general, our tenant leases for our communications sites with wireless carriers have initial non-cancellable terms of five to ten years with multiple renewal terms, with provisions that periodically increase the rent due under the lease, typically annually, based on a fixed escalation percentage (averaging approximately 3% in the United States) or an inflationary index in most of our international markets, or a combination of both. Based upon foreign currency exchange rates and the tenant leases in place as of December 31, 2023, we expect to generate over $60 billion of non-cancellable tenant lease revenue over future periods, before the impact of straight-line lease accounting.
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
•High lease renewal rates. Our tenants tend to renew leases because suitable alternative sites may not exist or be available and repositioning a site in their network may be expensive and may adversely affect network quality. We define churn as tenant billings lost when a tenant cancels or does not renew its lease or, in limited circumstances, when the lease rates on existing leases are reduced. We derive our churn rate for a given year by dividing our tenant billings lost on this basis by our prior-year tenant billings. During the year ended December 31, 2023, churn was approximately 3% of our tenant billings, primarily driven by churn in our U.S. & Canada property segment. We expect that our churn rate in our U.S. & Canada property segment will continue to be elevated through 2025 due to contractual lease cancellations and non-renewals by T-Mobile US, Inc. (“T-Mobile”), including legacy Sprint Corporation leases, pursuant to the terms of our master lease agreement with T-Mobile (the “T-Mobile MLA”) entered into in September 2020.
•High operating margins. Incremental operating costs associated with adding new tenants or equipment to an existing communications site are typically relatively minimal. Therefore, as tenants or equipment are added, the substantial majority of incremental revenue flows through to gross margin and operating profit. In addition, in many of our international markets, certain expenses, such as ground rent or power and fuel costs, are reimbursed or shared by our tenant base.
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

	2023	2022	2021
U.S. & Canada	48%	47%	52%
Asia-Pacific	10%	10%	13%
Africa	11%	11%	11%
Europe	7%	7%	5%
Latin America	16%	16%	16%
Data Centers	7%	7%	0%

Communications Sites. Approximately 89%, 89% and 95% of revenue in our property segments was attributable to our communications sites, excluding DAS networks, for the years ended December 31, 2023, 2022 and 2021, respectively.
We lease space on our communications sites to tenants providing a diverse range of communications services, including cellular voice and data, broadcasting, mobile video and a number of other applications. In addition, in many of our international markets, we receive pass-through revenue from our tenants to cover certain costs, including power and fuel costs and ground rent. Our top tenants by revenue for each property segment are as follows for the year ended December 31, 2023:
•U.S. & Canada: AT&T Inc. (“AT&T”); T-Mobile; and Verizon Communications Inc. (“Verizon Wireless”) accounted for an aggregate of 87% of U.S. & Canada property segment revenue.
•Asia-Pacific: Bharti Airtel Limited (“Airtel”); Reliance Jio; and VIL accounted for an aggregate of 88% of Asia-Pacific property segment revenue.
•Africa: Airtel; and MTN Group Limited (“MTN”) accounted for an aggregate of 84% of Africa property segment revenue.
•Europe: Telefónica S.A. (“Telefónica”) accounted for an aggregate of 73% of Europe property segment revenue.
•Latin America: América Móvil; AT&T; Telefónica; and TIM S.p.A. accounted for an aggregate of 75% of Latin America property segment revenue.
Accordingly, we are subject to certain risks, as set forth in Item 1A of this Annual Report under the caption “Risk Factors—A substantial portion of our current and projected revenue is derived from a small number of customers, and we are sensitive to adverse changes in the creditworthiness and financial strength of our customers.”
As further discussed in Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview” and “—Critical Accounting Policies and Estimates,” in the third quarter of 2022, VIL communicated that it would make partial payments of its contractual amounts owed to us and indicated that it would continue to make partial payments for the remainder of 2022. In late 2022, VIL had communicated its intent to resume payments in full under its contractual obligations owed to us beginning on January 1, 2023. However, in early 2023, VIL communicated that it would not be able to resume payments in full of its contractual obligations owed to us, and that it would instead continue to make partial payments (the “VIL Shortfall”), for which we recorded reserves in late 2022 and the first half of 2023. In the second half of 2023, VIL began making payments in full of its monthly contractual obligations owed to us.
We considered these developments and the uncertainty with respect to amounts owed under our tenant leases when conducting our 2022 annual impairment assessments for long-lived assets and goodwill in India and, as a result, we determined that certain fixed and intangible assets had been impaired during the year ended December 31, 2022.
In 2023, we initiated a strategic review of our India business, where we evaluated the appropriate level of exposure to the India market within our global portfolio of communications assets, and assessed opportunities to repurpose capital to drive long-term shareholder value and sustained growth. The strategic review concluded in January 2024 with our signed agreement with DIT for the Pending ATC TIPL Transaction. During the process, and based on information gathered therein, we updated our estimate on the fair value of the India reporting unit and determined that the carrying value exceeded fair value. As a result, we recorded a goodwill impairment charge for the quarter ended September 30, 2023. We will continue to evaluate the carrying value of our Indian assets, which may result in the realization of additional impairment expense or other similar charges.
In addition, we are subject to risks related to our international operations, as set forth under the caption “Risk Factors—Our foreign operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position, including risks associated with fluctuations in foreign currency exchange rates.”
Managed Networks, Data Centers and Related Assets, Other Telecommunications Assets, Property Interests and Shared Generators. In addition to our communications sites, we also own and operate several types of managed network solutions, provide communications site management services to third parties, manage and lease property interests under carrier or other third-party communications sites, operate data center facilities and related assets, operate other telecommunications assets and provide back-up power sources to tenants at our sites. The balance of our property segment revenue not attributable to our communications sites was attributable to these items.
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
•Data Centers and Related Assets. We own and operate data center facilities and related assets in the United States, which consist of specialized and secure buildings that house networking, storage and communications technology infrastructure, including servers, storage devices, switches, routers and fiber optic transmission equipment. These buildings are designed to provide the power, cooling and network connectivity necessary to efficiently operate this equipment. Data centers located at points where many communications networks converge can also function as interconnection hubs where customers are able to connect to multiple networks, cloud companies and other service providers to exchange traffic and interoperate with each other.
•Other Telecommunications Assets. We own and operate other telecommunications assets, including fiber and related assets, in certain international markets. We currently provide the right to use such fiber and related assets to communications and internet service providers and third-party operators to support their telecommunications infrastructure.
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
Services Operations
We offer tower-related services in the United States, including site application, zoning and permitting, structural and mount analyses, and construction management services. Our services operations primarily support our site leasing business, including through the addition of new tenants and equipment on our sites. This segment accounted for 1%, 2% and 3% of our total revenue for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Structural and Mount Analyses. We offer structural and mount analyses services to wireless carriers in connection with the installation of their communications equipment on our towers. Our team of engineers can evaluate whether a tower structure can support the additional burden of the new equipment or if an upgrade is needed, and whether the proposed mount configurations will be capable of supporting the required loads in accordance with applicable standards. This enables our tenants to better assess potential sites before making an installation decision. Our structural and mount analyses capabilities enable us to provide higher quality service to our existing tenants by, among other things, reducing the time required to achieve on-air readiness, while also providing opportunities to offer structural and mount analyses services to third parties.

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
•Increase the occupancy of our existing communications real estate portfolio to support global connectivity. We believe that our highest incremental returns will be achieved by leasing additional space on our existing communications sites. Increasing demand for wireless services in our served markets has resulted in significant capital spending by major wireless carriers and other connectivity providers. As a result, we anticipate growing demand for our communications sites because they are attractively located and typically have capacity available for additional tenants and equipment. In the United States, incremental carrier network activity is being driven by ongoing network densification initiatives as well as 5G network deployments. In our international markets, carriers are increasingly deploying more advanced network technologies such as 4G and, in the case of our international markets with more mature network technology, 5G, while continuing to selectively augment legacy networks. We believe that the majority of our towers have capacity for additional tenants and that substantially all of our towers that are currently at or near full structural capacity can be upgraded or augmented to meet future tenant demand with relatively modest capital investment. Therefore, we will continue to target our sales and marketing activities to increase the utilization and return on investment of our existing communications sites.
•Invest in and selectively grow our communications real estate portfolio to meet our customers’ needs. We seek opportunities to invest in and grow our operations through our capital expenditure program, acquisitions and platform expansion initiatives. A significant portion of our inorganic growth has been focused on properties with lower initial tenancy because we believe that over time we can significantly increase tenancy levels, and therefore, drive strong returns on those assets. More recently, we have invested in strategic data center assets, including through our acquisition of CoreSite Realty Corporation (“CoreSite,” and the acquisition, the “CoreSite Acquisition”) in late 2021, which we believe can drive strong, recurring growth and also meaningfully enhance the value of our existing communications tower real estate through emerging edge compute opportunities in the future. We also expect to explore additional ways to use our platform expansion initiatives to enhance the efficiency of our operations over time.
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
•Maintain a strong balance sheet. We remain committed to disciplined financial policies, which we believe result in our ability to maintain a strong balance sheet and will support our overall strategy and focus on asset growth and operational excellence. As a result of these policies, we currently have investment grade credit ratings. We continue to focus on maintaining a robust liquidity position and, as of December 31, 2023, had $9.6 billion of available liquidity. We believe that our investment grade credit ratings provide us consistent access to the capital markets and our liquidity provides us the ability to continue to invest in growing and augmenting our business.
Capital Allocation Strategy
The objective of our capital allocation strategy is to simultaneously increase adjusted funds from operations per share and our return on invested capital over the long term. To maintain our qualification for taxation as a REIT, we are required annually to distribute an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain) to our stockholders. After complying with our REIT distribution requirements, we plan to continue to allocate our available capital among investment alternatives that meet or exceed our return on investment criteria, while taking into account the repayment of debt consistent with our financial policies. On an ongoing basis, we also perform a comprehensive assessment of our global operations to ensure our portfolio is positioned to drive sustained growth and achieve our risk-adjusted return objectives. This assessment may result in our decision to divest a portion, or all, of certain assets, including our Mexico fiber and Poland businesses in 2023, and our signed agreement in January 2024 with DIT for the Pending ATC TIPL Transaction, and repurpose proceeds, and potential future capital, to other capital priorities.
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
Certain of our international operations are subject to regulatory requirements with respect to licensing, registration, permitting and public listings. In India, ATC TIPL holds an Infrastructure Provider Category-I (“IP-I”) Registration Certificate issued by the Indian Ministry of Communications and Information Technology, which permits us to provide tower space to companies licensed as telecommunications service providers under the Indian Telegraph Act of 1885. As a condition to the IP-I, the Indian government has the right to take over telecommunications infrastructure in the case of emergency or war.

In Asia-Pacific, our subsidiaries in the Philippines and Bangladesh are required to hold a registration or license in order to establish, manage and operate passive telecommunications infrastructure services.
Our subsidiaries in New Zealand are required to satisfy certain investment and reporting requirements. Specifically, our subsidiaries are required to invest 10 million New Zealand Dollars in the aggregate in additional land interests under telecommunications assets in New Zealand by September 30, 2027, of which 5 million New Zealand Dollars must be invested by September 30, 2025. Quarterly reporting for all acquisitions and dispositions is required to be provided to the Overseas Investment Office.
In Africa, our subsidiaries in Burkina Faso, Ghana, Kenya, Niger, Nigeria and Uganda are required to hold a license in order to establish and maintain passive telecommunications infrastructure services and DAS networks for communications service providers.
In Latin America, our subsidiary in Chile holds a concession of intermediate telecommunications services and our subsidiary in Argentina holds an information and communications technology service license. In Peru, our subsidiaries are registered as infrastructure providers and in Colombia, passive infrastructure activities do not need any authorization, but our fiber subsidiary is registered as a carrier service provider. The subsidiary that holds our fiber business in Brazil is also licensed and regulated as a concession holder and permit holder authorized to provide telecommunications services. In certain of the markets in which we operate, we are required to provide tower space to service providers on a non-discriminatory basis, subject to the negotiation of mutually agreeable terms. Additionally, in 2023, one of our Brazilian subsidiaries, American Tower do Brasil – Cessao de Infraestruturas S.A. (“ATC Brazil”) issued non-convertible debentures, which are listed on the Brazilian stock exchange. Although the non-convertible debentures are held by another subsidiary of ours and are eliminated in consolidation, ATC Brazil is still subject to the listing requirements of such exchange.

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

Environmental Matters. Our U.S. and international operations are subject to various national, state and local environmental laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes, the siting of our towers and the maintenance of our data center facilities. We may be required to obtain permits, pay additional property taxes, comply with regulatory requirements and make certain informational filings related to hazardous substances or devices used to provide power such as batteries, generators and fuel at our tower sites and/or data center facilities. When a site is decommissioned, we are required to follow applicable regulatory requirements, including by following decommissioning procedures and environmental management plans. With respect to our data center facilities, the presence of contamination, asbestos, mold or other air quality issues or the failure to remediate contamination, asbestos, mold or other air quality issues at our facilities may expose us to third-party liability or materially and adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral. Violations of these types of regulations could subject us to fines or criminal sanctions.

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
The U.S. Environmental Protection Agency, or EPA, some of the states and localities in which we operate and the governments of other countries in which we operate have also enacted or proposed certain climate-related disclosures and may adopt new regulations related to the use of fossil fuels or requiring the use of alternative fuel or renewable energy sources to power energy resources that serve our data centers. Efforts to support and enhance renewable electricity generation may increase our costs of electricity above those that would be incurred through procurement of conventional electricity. Our data centers require and consume significant amounts of power, including electricity generated by the burning of fossil fuels. These laws, regulations and stakeholder requests could limit our ability to develop new facilities or result in substantial compliance, maintenance, repair, retrofit and construction costs, including capital expenditures for environmental control facilities and other new equipment. Changes in regulations that affect electric power providers, such as regulations related to the control of greenhouse gas emissions or other climate change-related matters, could adversely affect the costs of electric power and increase our operating costs, which could adversely affect our business, financial condition and results of operations or those of our customers.

Health and Safety. In the United States and in other countries where we operate, we are subject to various national, state and local laws regarding employee health and safety, including protection from radio frequency exposure and air quality issues.
Competition
Our industry is highly competitive. We compete, both for new business and for the acquisition of assets, with other public tower companies, such as Crown Castle International Corp., SBA Communications Corporation, Telesites S.A.B. de C.V. and Cellnex Telecom, S.A., wireless carrier tower consortia such as Indus Towers Limited and private tower companies, private equity sponsored firms, carrier-affiliated tower companies, independent wireless carriers, tower owners, broadcasters and owners of non-communications sites, including rooftops, utility towers, water towers and other alternative structures. Our data center business also competes with a variety of companies offering similar data center solutions and services, including space, power, interconnection and development services. We believe that location and capacity, grid distribution constraints, network and/or interconnection density, price, quality and speed of service have been, and will continue to be, significant competitive factors affecting owners, operators and managers of communications sites and data center facilities.

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

Human Capital Resources
As of December 31, 2023, we employed 5,643 full-time individuals, including 2,399 employees based in the United States and 3,244 employees based internationally. Our teams in our more than 20 countries around the world are our most important assets and fundamental to our success. Aligned with our business strategy, our human capital management strategy focuses on developing and delivering solutions to attract, develop, engage and retain top diverse talent in each of the countries where we operate. We consider our employee relations to be good. Our Chief Sustainability Officer and Chief Human Resources Officer regularly report to the Nominating and Corporate Governance Committee and the Compensation Committee of our Board of Directors (our “Board”), respectively, on our initiatives related to human capital management.

Employee Engagement. In 2023, our employees completed our biennial company-wide engagement survey to provide feedback on American Tower in key areas. The survey was completed by 88% of our employees. All of the areas measured scored at least 75% in favorability. Of note, teamwork received a 90% favorability score, leadership received an 88% favorability score, employee engagement received an 85% favorability score and diversity and inclusion received an 82% favorability score. The questions with the highest favorable ratings were focused on our culture, our values and ethics.

Diversity, Equity and Inclusion. Diversity, equity and inclusion are fundamental considerations and values for us in conducting business. A critical factor in our success is ensuring that each of these remains at the core of our business culture, infusing fresh ideas, helping us remain connected to our customers in a dynamic global market and ensuring mutual respect guides us in our interactions both internally and externally. We have adopted a Diversity Statement and Global Human Rights Statement, which can be found on our website.

Our Board is a diverse group with respect to traditional diversity metrics such as gender, race and national origin, as well as professional background and skills, with five members of our Board identifying as female and four identifying as part of a minority group. We are also committed to ensuring diverse representation among our employees. In 2023, 38% of all employees promoted globally were female, which is greater than the female representation in our workforce of 30%. And as of December 31, 2023, nearly 40% of management-level positions in the United States were also held by women. The U.S. Equal Employment Opportunity Commission (“EEOC”) requires employers to submit an EEO-1 report on an annual basis. The report breaks down an employer’s workforce by race, ethnicity and gender across job categories established by the EEOC. We publish the EEO-1 reports on our website, which provides transparency for our stakeholders to better understand our diversity and workforce practices. We monitor our representation internally as well, as it helps us identify areas for growth as we continue strengthening our diversity efforts and initiatives.

Additionally, we have implemented several initiatives designed to promote social justice and support our diversity and inclusion efforts. These include pledges from the American Tower Foundation of (i) a total of $2.0 million for grants to organizations around the globe, recommended by our Social Justice Committee, supporting charitable organizations that promote racial equity and enhance the American Tower Foundation’s work on social justice and (ii) a total of $1.0 million for scholarship funds at two Historically Black Colleges and Universities disbursed over a five-year period (2021-2025). In 2023, our Chief Diversity, Equity and Inclusion Officer continued to lead our diversity, equity and inclusion strategy by introducing new initiatives and best practices, including working with each region on inclusion efforts and creating global and regional resources to enhance education and awareness in our culture.We have developed education initiatives and increased access to professional development opportunities for employees, including an enhanced focus on mentoring opportunities. Additionally, we have worked to provide access and opportunity for underrepresented groups in the REIT industry. We also enable global employee resource groups, including Women and Allies of American Tower Climb Higher (“WAATCH”), in our U.S., Latin America and Europe regions, to promote better employee engagement and allyship. Our employee resource groups are open to all employees with the goal of enhancing professional development, connection and collaboration for everyone.

Talent Development and Recruitment. As a critical investment in our capacity to provide our customers with outstanding support and customer service, we offer a variety of development opportunities unique to each market to cultivate our talent throughout our global organization. For individual contributors, we have approximately 9,600 resources in up to five languages that focus on job-specific training and general topics, such as productivity, collaboration and project management. We create and customize courses to meet regional needs and update these courses regularly to address changing marketplace dynamics and employee interests.

Developing our managers is critical to our success, and over 40,000 resources and tools are provided to all levels of management. For example, our Management Essentials program provides continuous learning opportunities through training led by American Tower leaders. Managers learn tools and best practices that enable both management and team success, and that build and strengthen competencies to better respond to the needs of a growing and increasingly complex organization. Our annual Accelerated Leadership Development program, in collaboration with the INSEAD executive education program, provides our next generation leaders in Latin America, Europe, the U.S. and Africa, with a seven-week intensive workshop to enhance management and leadership skills. For our U.S. employees with high potential, we offer several professional development opportunities designed to support these employees through a career path journey to become inclusive leaders. We also have a comprehensive talent-management review process to develop future leaders and ensure effective succession planning.

Our recruiting efforts consistently include strategies to build diverse candidate pipelines and promote a culture that supports a diverse team of global employees. We are proud of our Leadership Development Program, which provides a recruitment opportunity for business school students, who are able to learn about different aspects of our business through regular rotational assignments. Further, with respect to our employees that have graduated or are currently enrolled in the Leadership Development Program, from the inception of such program through December 31, 2023, 60% of our hires identified as part of a minority group and 50% identified as female. We have also continued our recruiting efforts with Historically Black Colleges and Universities as well as other recruiting efforts to build a diverse talent pipeline.

Our Compensation Committee also approved a shared human capital management goal for the entire executive team for 2023, which focuses on developing talent.

Workplace Safety. We are committed to the safety of our employees and surrounding communities. Depending on the role, team members are required to pass and complete regular safety training courses and follow specific tower and site safety protocols with the support of operational manuals. A key component of our culture is a strong commitment to incident reporting and corrective actions, as well as a comprehensive program for ensuring vendor compliance with safety standards and certifications. Our strict adherence to the rigorous standards set forth by the relevant government agencies and other authorities, such as the Telecommunications Infrastructure Registered Apprenticeship Program and Telecommunications Industry Association, is critical to ensuring our towers are structurally safe for field personnel, vendors, customers and communities. We have several employee security protocols and standards in place to better protect our people and assets worldwide. These include global standards for the security of international travelers and personnel ground movements. We also operate a traveler assistance program that allows us to better monitor international travel and provide employees with relevant trip advice and 24/7 assistance services. A related journey risk management program provides support for trips in complex threat environments, and includes hostile environment awareness training, real-time tracking of personnel and 24/7 support.

Health and Wellness. We offer medical and parental leave benefits to full-time employees across all markets, with some local variation. We conduct wellness check-ins and offer resources to support our employees’ mental health and well-being, including access to a free Employee Assistance Program, which offers confidential assistance on a wide range of issues. We also offer market competitive benefits in all locations and, in 2023, continued our behavioral health benefit in the United States to support employees’ mental well-being.
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
We have adopted a written Code of Ethics and Business Conduct Policy (the “Code of Conduct”) that applies to all of our employees and directors, including, but not limited to, our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. The Code of Conduct, our Corporate Governance Guidelines and the charters of the audit, compensation and nominating and corporate governance committees of our Board are available on the “Investor Relations” portion of our website, under the “Corporate Governance” tab. In the event we amend the Code of Conduct, or provide any waivers of the Code of Conduct to our directors or executive officers, we will disclose these events on our website as required by the regulations of the New York Stock Exchange (the “NYSE”) and applicable law.
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
•the financial condition of communications service providers;
•increased mergers, consolidations or exits that reduce the number of communications service providers or increased use of network sharing among governments or communications service providers;
•a decrease in demand for wireless or colocation services, including due to general economic conditions, disruption in the financial and credit markets or global social, political or health crises, inflation, slowing growth, rising interest rates or recession;
•delays or changes in the deployment of next generation wireless technologies;
•technological changes;
•zoning, environmental, health, tax or other government regulations or changes in the application and enforcement thereof; and
•governmental licensing of spectrum or restriction or revocation of our customers’ spectrum licenses.
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
One of our largest customers in India is VIL, which represented approximately 3% of our total revenue for the year ended December 31, 2023. As a result of the VIL Shortfall, during the year ended December 31, 2022, we determined that certain fixed and intangible assets and tenant-related intangible assets for VIL had been impaired. In the second half of 2023, VIL began making payments in full of its monthly contractual obligations owed to us. Additionally, the Pending ATC TIPL Transaction is subject to pre-closing terms, which may not be satisfied, as well as regulatory and governmental approval, which may prevent us from completing a transaction on acceptable terms. If the Pending ATC TIPL Transaction does not close, additional partial payments from VIL could have further negative effects on our fixed assets, intangible assets or goodwill, could result in additional impairments and could have a material adverse effect on our business, results of operations or financial condition. For more information on impairments in India, please see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in this Annual Report. For more information on revenue reserves related to the VIL Shortfall, please see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” included in this Annual Report.

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
Significant consolidation among our customers could reduce demand for our communications infrastructure and may materially and adversely affect our growth and revenues. Certain combined companies have rationalized duplicative parts of their networks or modernized their networks, and these and other customers could determine not to renew, or attempt to cancel, avoid or limit leases or related payments with us. Additionally, some of our international customers may use consolidation and/or restructuring to address financial or other competitive pressures, which could in turn result in the sale of wireless assets. In the event a customer terminates, consolidates or restructures its business, or separately sells its spectrum or wireless assets, we may experience increased churn as a result. Our ongoing contractual revenues and our future results may be negatively impacted if a significant number of these leases are terminated or not renewed. For example, see our discussion of churn as a result of the T-Mobile MLA in our U.S. & Canada property segment in Item 7 of this Annual Report, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.”
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
Increasing competition within our industries may materially and adversely affect our revenue.
Our industries are highly competitive and our customers have numerous alternatives in leasing communications infrastructure assets. Competition due to pricing or alternative contractual arrangements from peers could materially and adversely affect our lease rates. We may not be able to renew existing customer leases or enter into new customer leases, or if we are able to renew or enter into new leases, they may be at rates lower than our current rates or on less favorable terms than our current terms, resulting in an adverse impact on our results of operations and growth rate.

In addition, some of our data center competitors have significant advantages over us, including greater name recognition, longer operating histories, lower operating costs, lower levels of leverage, pre-existing relationships with current or potential customers, greater financial, marketing and other resources, access to better networks and access to less expensive power. These advantages could allow our data center competitors to respond more quickly or effectively to strategic opportunities and, as a result, we may lose existing or potential data center customers, incur costs to improve our data centers or be forced to reduce our rental rates. These risks are compounded by the fact that a significant percentage of our data center customer leases expire every year.

Our expansion initiatives involve a number of risks and uncertainties, including those related to integrating acquired or leased assets, that could adversely affect our operating results, disrupt our operations or expose us to additional risk.
As we continue to acquire and build communications sites and other communications infrastructure assets, including data center facilities and related assets, in our existing markets and expand into new markets, we are subject to a number of risks and uncertainties, including not meeting our return on investment criteria and financial objectives, increased costs, assumed liabilities and the diversion of managerial attention. Achieving the benefits of acquisition and platform expansion initiatives depends in part on timely and efficient integration of operations, telecommunications infrastructure assets and personnel. Integration may be difficult and unpredictable for many reasons, including, among other things, portfolios without requisite permits, differing systems, cultural differences, conflicting policies, procedures and operations or with incomplete information. Significant acquisition-related integration costs, including certain nonrecurring charges such as costs associated with onboarding employees, integrating information technology systems, acquiring permits and visiting, inspecting, engineering and upgrading tower sites or other communications infrastructure assets, could materially and adversely affect our results of operations in the period in which such charges are recorded or our cash flow in the period in which any related costs are actually paid. Some of our acquired portfolios have included sites that do not meet our structural specifications, including sites that may be overburdened. In these cases, beyond additional capital expenditures, general liability risks associated with such portfolios will exist until such time as those portfolios are upgraded or otherwise remedied. In addition, integration may significantly burden management and internal resources, including through the potential loss or unavailability of key personnel. Our international expansion initiatives are subject to additional risks, such as those described above, as well as our ability to comply with bribery and anti-corruption laws such as the Foreign Corrupt Practices Act (the “FCPA”) and similar local laws.

Moreover, we may fail to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity. If we are not able to meet these integration challenges, we may not realize the benefits we expect from our acquired portfolios and businesses, and our business, financial condition and results of operations will be adversely affected.

We must safeguard our customers’ infrastructure and equipment located in our data centers and ensure our data centers remain operational at all times. Problems at one or more of our data centers, whether or not within our control, could result in service interruptions or significant infrastructure or equipment damage. These could result from numerous factors, including limited power availability and grid distribution constraints due to current high demand, human error, equipment failure, physical, electronic and cybersecurity breaches, fire, earthquake, hurricane, flood, tornado and other natural disasters, extreme temperatures, water damage, fiber cuts, power loss, terrorist acts, sabotage and vandalism, global pandemics or health emergencies and failure of business partners.

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
Competition to purchase assets could adversely affect our ability to achieve our return on investment criteria.
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
Strategic partnerships and divestitures, such as the Pending ATC TIPL Transaction, may materially and adversely affect our financial condition, results of operations or cash flows.
As we continue to engage in partnership opportunities to support our expansion initiatives, our partners may have business or economic goals that are inconsistent or conflict with ours, be in positions to take action contrary to our interests, policies or objectives, have competing interests in our, or other, markets that could create conflict of interest issues, withhold consents contrary to our requests or become unable or unwilling to fulfill their commitments, any of which could present governance challenges with multiple partners or expose us to additional liabilities or costs, including requiring us to assume and fulfill the obligations of that partnership or to execute buyouts of their interests.

Furthermore, we continually evaluate the performance, capital needs and strategic fit of all of our businesses and, as a result of such evaluation, may sell some or all of the equity interests in a particular business or components of a business. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel. We cannot assure you that we will be successful in managing these or any other significant risks that we may encounter related to the divestiture of a business. Any divestiture we undertake could materially and adversely affect our business, reputation, financial condition, results of operations and cash flows, and may also result in a diversion of management’s attention, operational difficulties and losses.

Divestitures and our evaluation of assets or businesses in connection with potential divestitures may result in asset impairment charges, including those related to goodwill and other intangible assets, or losses realized in connection with a transaction, which could have an impact on our financial condition and results of operations. Specifically with respect to our India reporting unit, we concluded that a triggering event occurred as of September 30, 2023, primarily due to indications of value received from third parties in connection with our review of various strategic alternatives for our India operations, including the potential sale of equity interests. As a result, we performed an interim quantitative goodwill impairment test as of September 30, 2023 using, among other things, the information obtained from third parties to compare the fair value of the India reporting unit to its carrying amount, including goodwill. The result of our interim goodwill impairment test as of September 30, 2023 indicated that the carrying amount of our India reporting unit exceeded our estimated fair value. As a result, we recorded a goodwill impairment charge of $322.0 million as of September 30, 2023. The goodwill impairment charge is recorded in Goodwill impairment in the accompanying consolidated statements of operations.

We expect to complete the Pending ATC TIPL Transaction in the second half of 2024. The Pending ATC TIPL Transaction is subject to pre-closing terms, which may not be satisfied, as well as regulatory and governmental approval, which may prevent us from completing the transaction during 2024 or at all. Further, the Pending ATC TIPL Transaction agreement terms include representations and warranties by us that are supported by indemnification obligations, and breaches could require us to indemnify the buyer for certain events, which could result in adverse impact on the expected financial benefit we expect from the Pending ATC TIPL Transaction.
Risks Related to Our Financial Performance or General Economic Conditions
Our leverage and debt service obligations, including during a rising interest rates environment, may materially and adversely affect our ability to raise additional financing to fund capital expenditures, future growth and expansion initiatives and may reduce funds available to satisfy our distribution requirements.
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

Further, market volatility and disruption caused by factors such as inflation, rising interest rates and supply chain disruptions may impact our ability to raise additional capital through debt and equity financing activities or our ability to repay or refinance maturing liabilities, or impact the terms of any new obligations, which in turn may have an adverse impact on our credit ratings. The Federal Reserve Board began to raise interest rates in March 2022 for the first time in over three years, and increased the federal funds rate on four occasions during 2023. Such rate increases have corresponding impact to our costs of borrowing and may have an adverse impact on our ability to raise funds through the offering of our securities or through the issuance of debt due to higher debt capital costs, diminished credit availability and less favorable equity markets. The extent to which these factors will impact our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted at this time due to the rapid evolution of this uncertain situation.
Rising inflation may adversely affect us by increasing costs beyond what we can recover through price increases.
The United States and other large global economies experienced historically high inflation during 2022, which continued into 2023. The Federal Reserve Board and other central banks raised interest rates more aggressively and to their highest levels in the last four to five decades. Current and future inflationary effects may be driven by, among other things, supply chain disruptions, governmental stimulus or fiscal policies, as well as ongoing global military conflicts. Inflation can materially and adversely affect us by increasing the costs of land, materials, labor and other costs required to manage and grow our business. In addition, should inflation rates exceed our fixed escalator percentages in markets where our leases include fixed escalators, our returns could be adversely affected. In an inflationary environment, such as the current economic environment, depending on the terms of our contracts and other economic conditions, we may be unable to raise prices enough to keep up with the rate of inflation or our customers may be unwilling to pay contractual increases, which would reduce our profit margins and returns. If we are unable to increase our prices to offset the effects of inflation, our business, results of operations and financial condition could be materially and adversely affected. Rising inflation rates have also contributed to foreign currency exchange rate volatility, including in several of the markets where we operate. The ongoing impact of inflation may continue to create foreign exchange rate instability in our international markets that could, in turn, depress the value of that market’s currency, thereby adversely impacting our business, results of operations, financial condition or the underlying value of foreign subsidiaries.

In addition, inflation is often accompanied by higher interest rates. The Federal Reserve Board and other central banks have recently raised interest rates to their highest levels in decades. The combination of higher interest rates and high inflation could lead to an extended economic downturn, which could reduce our ability to incur debt or access capital and impact our results of operations and financial condition even after these conditions improve. Additionally, higher inflation or higher costs of capital could also impact the risk premiums or market returns on our assets. Changes in costs of capital could adversely impact the underlying value of our assets, which could in turn result in impairment charges.
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

The agreements for our credit facilities also contain restrictive covenants and leverage and other financial maintenance tests that could limit our ability to take various actions, including incurring additional debt, guaranteeing indebtedness or making distributions to stockholders, including our required REIT distributions, and engaging in various types of transactions, including mergers, acquisitions and sales of assets. Additionally, our credit facilities restrict our and our subsidiaries’ ability to incur liens securing our or their indebtedness. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing new tower or other communications infrastructure development, mergers and acquisitions or other opportunities. Our credit agreements also contain cross-default and/or cross-acceleration provisions, which may be triggered if we default on certain indebtedness in excess of certain thresholds. In the event of such a default, the resulting cross-defaults or cross-accelerations could have an adverse effect on our business and financial condition. Further, reporting and information covenants in our credit agreements and indentures require that we provide financial and operating information within certain time periods. If we are unable to provide the required information on a timely basis, we would be in breach of these covenants. For more information regarding the covenants and requirements discussed above, please see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity” and note 8 to our consolidated financial statements included in this Annual Report.

We also enter into hedges for certain debt instruments, which may have an adverse impact on our results to the extent that the counterparties do not perform as expected at the inception of each hedge.
Risks Related to Laws and Regulations
Our foreign operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position, including risks associated with fluctuations in foreign currency exchange rates.
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
Our business, and that of our customers, is subject to federal, state, local and foreign laws, treaties and regulations and administrative and judicial decisions. In certain jurisdictions, these regulations, laws and treaties could be applied or be enforced retroactively. Zoning authorities and community organizations are sometimes opposed to the construction of communications sites in their communities, which can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site or site upgrades, thereby limiting our ability to respond to customer demands. Existing or new regulatory policies, regulations or laws may materially and adversely affect the timing, cost or completion of our communications sites or result in changes in the competitive landscape that may negatively affect our business. Noncompliance could result in the imposition of fines or an award of damages to litigants or result in decreased revenue. In addition, in certain jurisdictions, we and certain of our customers are required to pay annual licenses, fees or taxes, which may be subject to substantial increases by the government, or new fees may be enacted and applied retroactively. Governmental licenses may also be subject to periodic renewal and additional conditions to receive or maintain such license. Additionally, we have government customers for several of our communications sites and data centers, which subjects us to risks including early termination, audits, investigations, sanctions and penalties.

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

In addition, as of January 1, 2024, we and our subsidiaries, in principle, would be subject to the Organization for Economic Cooperation and Development (OECD) Global Anti-Base Erosion Rules (more commonly referred to as the “Pillar 2 Rules”) as promulgated by jurisdictions. The Pillar 2 Rules can potentially lead to additional taxes (“Top-Up Tax”) when the effective tax rate (as defined by the Pillar 2 Rules) in a jurisdiction is below 15%. The Pillar 2 Rules, however, do not apply to “Excluded Entities” and certain subsidiaries of Excluded Entities. We are currently analyzing our qualification as an Excluded Entity as a “Real Estate Investment Vehicle.” In the event we do not qualify as a Real Estate Investment Vehicle, Top-Up Taxes may apply beginning in fiscal year 2026 on our United States income and may be material. Safe harbor exceptions are expected to apply for the majority of our non-United States income, and for those entities that do not meet certain safe harbor tests, the impact to us as a whole is expected to be immaterial. It is noted that the Pillar 2 Rules are still yet to be implemented in most of the jurisdictions in which we operate. Developments will be monitored as guidance and local implementation progresses.
We may be adversely affected by regulations related to climate change.
Efforts to regulate greenhouse gas emissions, the use of fossil fuels or requirements to use alternative fuel to power energy resources that serve our data centers or the generators we use in our emerging markets to deliver primary power to our customers may have direct or indirect effects on our business by increasing the cost of compliance. In addition, there is an increased focus by many governments, regulators, investors, employees, customers and other stakeholders regarding environmental and energy policies relating to climate change, greenhouse gas emissions and other climate-related matters, including policies related to disclosure requirements. We will likely need to be prepared to contend with overlapping, yet distinct, climate-related disclosure requirements in multiple jurisdictions. These governmental initiatives are becoming more stringent and may require us and our customers to make capital expenditures, such as investing in renewable energy solutions or internal compliance systems, which would result in increased costs for us and our customers. Failure to comply with applicable laws and regulations or other requirements imposed on us could also lead to fines and/or lost revenue.

In 2021, we adopted science-based greenhouse gas reduction targets, which were approved by the Science Based Targets initiative and are in line with the goals set forth in the 2015 Paris Agreement. Our ability to achieve these goals are based on several factors, some of which are outside of our control including changing regulatory requirements, the pace of changes in technology and the availability of requisite financing. In addition, to meet our goals, we may need to expend significant resources, which could increase our operational costs. We cannot guarantee that we will achieve our announced environmental, social and governance goals and initiatives. In addition, consumers’ perceptions of our efforts to achieve these goals often differ widely and present risks to our reputation and brand. Failing to meet these goals could result in customer dissatisfaction and damage to our reputation with our key stakeholders, which could in turn adversely impact our results of operations, reputation, financial condition and stock price.
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

While we maintain insurance coverage for certain natural disasters, we may not have adequate insurance to cover the associated costs of repair or reconstruction of sites or fiber for a major future event, lost revenue, including from new customers that could have been added to our towers, fiber networks or data centers but for the event, or other costs to remediate the impact of a significant event, such as wildfire damage caused by our towers. Further, we may be liable for damage caused by towers that collapse for any number of reasons including structural deficiencies, which could harm our reputation and require us to incur costs for which we may not have adequate insurance coverage.
If we, or third parties on which we rely, experience technology failures, including cybersecurity incidents or the loss of personally identifiable information, we may incur substantial costs and suffer other negative consequences, which may include reputational damage.
As part of our normal business activities, including in our data centers, we rely on energy systems, cooling systems, communication networks, information technology and other computing resources, and collect, store, manage and otherwise process third-party data, including our customers’ data and our own data. We are vulnerable to physical or cybersecurity breaches, attacks, computer viruses, ransomware, malware, fraud, worms, adverse impacts of artificial intelligence, social engineering, denial-of-service attacks, malicious software programs, insider threats, unauthorized access and other cybersecurity incidents that could disrupt our or our vendors’ operations, expose us to liability and have a material adverse effect on our financial performance and operating results. These threats may result from human error, equipment failure, fraud or malice on the part of employees or third parties. A party who is able to compromise the security measures on our or our vendors’ networks or the security of our communications infrastructure could misappropriate our proprietary information or the personal information of our customers, our employees or management, or cause interruptions or malfunctions in our operations or our customers’ operations. As we provide assurances to our customers that we provide a high level of security, such a compromise could be particularly harmful to our brand and reputation. We may be required to expend significant capital and resources to address any breaches, protect against such threats or to alleviate problems caused by breaches in security.

Globally, the frequency, severity and sophistication of cybersecurity incidents have increased, and these trends will likely continue, especially during times of geopolitical tension or instability among countries from which a number of recent cybersecurity events have been alleged to have originated. Such cyber-attacks could be in the form of espionage, phishing campaigns and otherwise. We are continuously evaluating and enhancing our cybersecurity and information security systems and creating new systems and processes. However, there can be no assurance that these measures are or will be effective in preventing or limiting the impact of future cybersecurity incidents. As techniques used to breach security grow in frequency and sophistication, and are generally not recognized until launched against a target, we, or our vendors, may not be able to promptly detect that a cyber breach has occurred or implement security measures in a timely manner. If and when implemented, we, or our vendors, may not be able to determine the extent to which these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, damage relating to loss of proprietary information, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and operating results. We offer managed services in certain of our data centers where we provide “remote hands” services for our customers. The access to our customers’ networks and data, which is gained from these services, creates some risk that our customers’ networks or data will be improperly accessed. If we were held responsible for any such breach, it could result in a significant loss to us, including damage to our customer relationships, harm to our brand and reputation and legal liability. Additionally, while we maintain insurance coverage for cybersecurity incidents, we may not have adequate insurance to cover the associated costs in the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, and we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.	CYBERSECURITY
As part of our enterprise risk management, we maintain a comprehensive cybersecurity program that proactively monitors, assesses, identifies, mitigates and responds to cybersecurity threats, including threats relating to disruption of business operations or financial reporting systems, intellectual property theft, fraud, extortion, harm to employees or customers, violation of privacy laws and other litigation and legal and reputational risks, and that emphasizes governance and compliance. Our cybersecurity program and related cybersecurity policies are reviewed annually.
Governance
Board of Directors
Our cybersecurity program is overseen by the independent Audit Committee of our Board. Our Chief Information Security Officer (“CISO”) presents a quarterly report of cybersecurity updates to the Audit Committee. Each quarter, the Board receives a report from the Audit Committee chair on items covered during that quarter’s meeting. In 2023, the topics included our focus on cybersecurity resilience, our approach to responsible use of Artificial Intelligence and the new cybersecurity disclosure rules. Our Board's and Audit Committee’s inputs are key components in the development of our long-term cybersecurity strategy, aligning the program’s goals within our risk tolerance.
In addition, a biennial cybersecurity risk assessment is completed with an external third party to provide us with a more complete view of our cybersecurity risk. We retain a prominent cybersecurity consulting firm to assist with, and advise on, our cybersecurity and incident response program. We engage on a quarterly basis with our auditors on matters regarding cybersecurity and maintain a robust control environment, in compliance with the Sarbanes-Oxley Act of 2002, as amended, that includes controls to protect the confidentiality, integrity and availability our data.
Management
We, along with CoreSite, our data centers operations subsidiary, each maintain a management information security steering committee. We maintain two steering committees because of the distinct nature of CoreSite’s business. Each committee works in collaboration with the other, including through the overlap of certain key steering committee members. Each committee meets quarterly. These committees provide direction and support for our and CoreSite’s security initiatives and review operational metrics.
Our steering committee includes our CISO, our Chief Information Officer, our Chief Risk Officer, our Chief Technology Officer, our Senior Counsel—Corporate Legal, CoreSite’s Senior Vice President of IT & Digitization and CoreSite’s Vice President of Information Security and IT Infrastructure, each of whom has experience, both at American Tower and in prior roles, related to cybersecurity. Our CISO has 25 years of experience in cybersecurity, previously holding positions in the cybersecurity service provider space and at a software security firm. Our Chief Information Officer has held IT leadership positions across large, multi-national companies for nearly three decades, where he has overseen cybersecurity programs. Our Chief Risk Officer has nearly 40 years of risk and audit experience, including oversight of IT audit, with experience at a leading public accounting firm as well as one of the world’s largest computer storage and software companies. Our Chief Technology Officer has over 30 years of experience in the technology space, including leadership roles with wireless carriers and chip manufacturers, where cybersecurity was critical to the delivery of secure solutions. Our Senior Counsel—Corporate Legal also serves as our lead Privacy Officer and is a lawyer who has led our privacy program since its inception. CoreSite’s Senior Vice President of IT & Digitization has led CoreSite’s IT function for over 5 years, including having responsibility for securing the business’s cybersecurity environment. CoreSite’s Vice President of Information Security and IT Infrastructure has over 25 years of experience building secure IT solutions across large network and data center environments and has been responsible for the day-to-day operation of CoreSite’s business-critical IT environment since 2015.

CoreSite’s steering committee includes CoreSite’s Chief Executive Officer, its Chief Accounting Officer, its Chief Revenue Officer, its Senior Vice President of IT & Digitization, its Vice President of Legal, its Senior Vice President of Development & Product Engineering, its Senior Vice President of Data Center Operations, its Senior Vice President of Human Resources, its Vice President of Compliance & Internal Controls, its Senior Vice President of Finance & Corporate Development, its Vice President of Information Security and IT Infrastructure, its Director of Compliance & Internal Controls, and American Tower’s CISO. Each of CoreSite’s steering committee members has been chosen based on their understanding of, and participation in, maintaining the rigorous control environment necessary to achieve the list of certifications detailed below.
Risk Management and Strategy
As part of our risk management strategy, we maintain an insurance policy to cover cybersecurity incidents.
CoreSite maintains several certifications related to cybersecurity processes for nearly all of its data center facilities, including: (i) System and Organization Controls (SOC) 1 Type 2 examination; (ii) SOC 2 Type 2 examination; (iii) International Organization for Standardization (ISO/IEC 27001); (iv) National Institute of Standards and Technology Publication Series 800-53 (NIST 800-53) attestation based on the high-impact baseline controls and additional Federal Risk and Authorization Management Program (FedRAMP) requirements for a subset of control families applicable to colocation services; (v) Payment Card Industry Data Security Standard (PCI DSS) validation; and (vi) Health Insurance Portability and Accountability Act (HIPAA) attestation for the HIPAA Security Rule and the Health Information Technology for Economic and Clinical Health Act (HITECH) Breach Notification requirements.
Our cybersecurity awareness program provides training for all global employees at onboarding and subsequently three times every year. In 2023, across our organization, employees completed over 16,000 training classes related to cybersecurity. Additionally, in 2023, to elevate cybersecurity awareness, we also conducted live training as part of our Employee Development program, sent monthly phishing tips to all employees and provided weekly communications during October, which is cybersecurity awareness month.
Operationally, we, along with CoreSite, each perform periodic penetration testing to identify weaknesses in systems and networks so that they can be addressed appropriately. At least once per year, we also engage an outside cybersecurity firm to perform independent testing. Our vulnerability management program is in place to adequately identify, classify, prioritize and remediate vulnerabilities affecting assets. Our security operations program monitors our systems and networks, and is responsible for investigating, responding to, and reporting any potential security incidents in a timely manner. Our Incident Response Plan includes steps to determine materiality of any such incident and escalate matters to the Board and our employees are regularly trained on the plan. We conduct an incident response exercise at least annually to ensure a timely, consistent and compliant response. In 2023, we performed two separate exercises: (1) a crisis management tabletop exercise that simulated a ransomware incident and included participation from our management, including our CEO and CFO, and (2) an IT-focused tabletop which simulated multiple types of cybersecurity incidents, including (a) compromised credentials, (b) brute force attack, (c) uncleaned malware and (d) ransomware. Both of these tabletop exercises were facilitated by a third-party.
Our cybersecurity risk management processes extend to the oversight and identification of threats associated with our use of third-party vendors and service providers. We have in place a Third-Party Cybersecurity Risk Management program to assess the cybersecurity practices of third-party vendors and service providers with access to our and CoreSite’s systems or information.
We have not been materially impacted by any cybersecurity threats or prior cybersecurity incidents, including with respect to our business strategy, results of operations or financial condition. However, we cannot provide assurance that we will not be materially affected in the future by such risks, threats or any future material incidents. See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for more information on our cybersecurity-related risks.

ITEM 2.	PROPERTIES
As of December 31, 2023, we owned and operated a portfolio of 224,502 communications sites, including 1,672 DAS networks. See the table in Item 7 of this Annual Report, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview” for more detailed information on the geographic locations of our communications sites. In addition, we own property interests that we lease to communications service providers and third-party tower operators in Canada and the United States, which are included in our U.S. & Canada property segment, and in Australia and New Zealand, which are included in our Asia-Pacific property segment, and also own and operate data center facilities and related assets in the United States, which are included in our Data Centers segment.

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
•A guyed tower includes a series of cables attaching separate levels of the tower to anchor foundations in the ground and can reach heights of up to 2,000 feet. A typical guyed broadcast tower can be located on a tract of land of up to 20 acres.
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
U.S. & Canada Property Segment Encumbered Sites. As of December 31, 2023, the loan underlying the securitization transactions completed in March 2018 and March 2023 (the “2018 Securitization” and the “2023 Securitization”, respectively, and together, the “Trust Securitizations”) is secured by mortgages, deeds of trust and deeds to secure the loan on substantially all of the 5,034 broadcast and wireless communications towers and related assets owned by the borrowers (the “Trust Sites”) and the secured revenue notes issued in a private transaction completed in May 2015 (the “2015 Securitization”) are secured by mortgages, deeds of trust and deeds to secure debt on substantially all of the 3,343 communications sites owned by subsidiaries of the issuer (the “2015 Secured Sites”).
There are no encumbered sites in our Asia-Pacific, Africa, Europe or Latin America property segments or in our Data Centers segment.
Ground Leases. Of the 222,830 towers in our portfolio as of December 31, 2023, approximately 90% were located on land we lease. Typically, we seek to enter long-term ground leases, which have initial terms of approximately five to ten years with one or more automatic or exercisable renewal periods. As a result, 44% of the ground leases for our sites have a final expiration date of 2033 and beyond.
Customers. Our customers are primarily wireless service providers, broadcasters and other companies in a variety of industries. For the year ended December 31, 2023, our top three customers by total revenue were T-Mobile (17%), AT&T (16%) and Verizon Wireless (12%).
Across most of our markets, our tenant leases for our communications sites with wireless carriers have initial non-cancellable terms of five to ten years with multiple renewal terms. As a result, approximately 56% of our current tenant leases have a renewal date of 2029 or beyond.
Data Centers. We own and operate data center facilities and related assets, and as of December 31, 2023, our data center portfolio consisted of 28 data center facilities across ten United States markets, including the assets acquired as part of the CoreSite Acquisition, across 3.3 million net rentable square feet (“NRSF”).
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
Our common stock is listed on the NYSE under the ticker symbol AMT. As of February 20, 2024, we had 466,352,208 outstanding shares of common stock and 134 holders of record.
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
The amount, timing and frequency of future distributions will be at the sole discretion of our Board and will depend upon various factors, a number of which may be beyond our control, including our financial condition and operating cash flows, the amount required to maintain our qualification for taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt and preferred equity instruments, our ability to utilize NOLs to offset our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board may deem relevant.
Performance Graph
This performance graph is furnished and shall not be deemed ‘‘filed’’ with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE Nareit All Equity REITs Index. The performance graph assumes that on December 31, 2018, $100 was invested in each of our common stock, the S&P 500 Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE Nareit All Equity REITs Index. The cumulative return shown in the graph assumes reinvestment of all dividends. The performance of our common stock reflected below is not necessarily indicative of future performance.

	Cumulative Total Returns
	12/18	12/19	12/20	12/21	12/22	12/23
American Tower Corporation	$100.00	$147.85	$147.15	$195.54	$145.42	$153.21
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
Dow Jones U.S. Telecommunications Equipment Index	100.00	116.24	118.93	173.48	134.21	158.08
FTSE Nareit All Equity REITs Index	100.00	128.66	122.07	172.49	129.45	144.16

ITEM 6.	[RESERVED]
N/A.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Executive Overview
We are one of the largest global REITs and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure and property interests that we lease primarily to communications service providers and third-party tower operators, and, as discussed further below, we hold a portfolio of highly interconnected data center facilities and related assets in the United States. Our customers include our tenants, licensees and other payers. We refer to the business encompassing the above as our property operations, which accounted for 99% of our total revenues for the year ended December 31, 2023 and includes our U.S. & Canada property, Asia-Pacific property, Africa property, Europe property and Latin America property segments and Data Centers segment.
We also offer tower-related services in the United States, including site application, zoning and permitting, structural and mount analyses, and construction management, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of December 31, 2023:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S. & Canada:
Canada	220	—	—
United States	27,142	15,091	452
U.S. & Canada total	27,362	15,091	452
Asia-Pacific: (2)
Bangladesh	579	—	—
India (3)	75,950	—	763
Philippines	355	—	—
Asia-Pacific total	76,884	—	763
Africa:
Burkina Faso	731	—	—
Ghana	3,486	—	37
Kenya	3,855	—	11
Niger	916	—	—
Nigeria	8,296	—	—
South Africa	2,692	—	—
Uganda	4,184	—	21
Africa total	24,160	—	69
Europe: (4)
France	4,096	303	9
Germany	14,947	—	—
Spain	11,885	—	1
Europe total	30,928	303	10
Latin America:
Argentina	499	—	11
Brazil	20,563	2,029	122
Chile	3,700	—	144
Colombia	4,969	—	6
Costa Rica	705	—	2
Mexico	9,581	186	92
Paraguay	1,455	—	—
Peru	3,965	450	1
Latin America total	45,437	2,665	378
_______________
(1)Approximately 98% of the operated towers are held pursuant to long-term finance leases, including those subject to purchase options.
(2)We also control land under carrier or other third-party communications sites in Australia and New Zealand, which provide recurring cash flows through tenant leasing arrangements.
(3)As further discussed below, in January 2024, we entered into the Pending ATC TIPL Transaction.
(4)During the year ended December 31, 2023, we completed the sale of our subsidiary in Poland.
As of December 31, 2023, our property portfolio included 28 operating data center facilities across ten markets in the United States that collectively comprise approximately 3.3 million NRSF of data center space, as detailed below:

	Number of Data Centers	Total NRSF (1)
		(in thousands)
San Francisco Bay, CA	8	939
Los Angeles, CA	3	724
Northern Virginia, VA	5	586
New York, NY	2	285
Chicago, IL	2	216
Boston, MA	1	143
Orlando, FL	1	126
Miami, FL	2	115
Atlanta, GA	2	95
Denver, CO	2	37
Total	28	3,266
_______________
(1)Excludes approximately 0.4 million of office and light-industrial NRSF acquired as part of the CoreSite Acquisition.
In most of our markets, our tenant leases for our communications sites with wireless carriers generally have initial non-cancellable terms of five to ten years with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the year ended December 31, 2023 was recurring revenue that we should continue to receive in future periods. Most of our tenant leases for our communications sites have provisions that periodically increase or “escalate” the rent due under the lease, typically based on (a) an annual fixed escalation (averaging approximately 3% in the United States) or (b) an inflationary index in most of our international markets, or a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs, such as ground rent or power and fuel costs.
Based upon existing customer leases and foreign currency exchange rates as of December 31, 2023, we expect to generate over $60 billion of non-cancellable customer lease revenue over future periods, before the impact of straight-line lease accounting.
Following the rulings by the Supreme Court of India regarding carriers’ obligations for the AGR fees and charges prescribed by the court, we have experienced variability and a level of uncertainty in collections in India. As further discussed in Item 1A of this Annual Report under the caption “Risk Factors—A substantial portion of our current and projected revenue is derived from a small number of customers, and we are sensitive to adverse changes in the creditworthiness and financial strength of our customers,” in the third quarter of 2022, one of our largest customers in India, VIL, communicated that it would make partial payments. We recorded reserves in late 2022 and the first half of 2023 for the VIL Shortfall. In the second half of 2023, VIL began making payments in full of its monthly contractual obligations owed to us.
In February 2023, and as amended in August 2023, VIL issued the VIL OCDs, which are (a) to be repaid by VIL with interest, or (b) convertible into equity of VIL. If converted, such equity shall be free to trade in the open market beginning on the one year anniversary of the date of issuance of the VIL OCDs. The VIL OCDs were issued for an aggregate face value of 16.0 billion Indian Rupees (“INR”) (approximately $193.2 million on the date of issuance) and will mature on August 27, 2024. The fair value of the VIL OCDs at issuance was approximately $116.5 million.
We considered these developments and the uncertainty with respect to amounts owed under our tenant leases when conducting our 2022 annual impairment assessments for long-lived assets and goodwill in India, and, as a result, we determined that certain fixed and intangible assets had been impaired during the year ended December 31, 2022, which resulted in an impairment charge of $508.6 million.
Additionally, in 2023, we initiated a strategic review of our India business, where we evaluated the appropriate level of exposure to the India market within our global portfolio of communications assets, and assessed opportunities to repurpose capital to drive long-term shareholder value and sustained growth. The strategic review concluded in January 2024 with our signed agreement with DIT for the Pending ATC TIPL Transaction. During the process, and based on information gathered therein, we updated our estimate on the fair value of the India reporting unit and determined that the carrying value exceeded fair value. As a result, we recorded a goodwill impairment charge of $322.0 million for the quarter ended September 30, 2023.
On January 4, 2024, we entered into an agreement with DIT for the Pending ATC TIPL Transaction, pursuant to which DIT will acquire a 100% ownership interest in ATC TIPL. We will retain the full economic benefit associated with the VIL OCDs and rights to payments on certain existing customer receivables. Total aggregate consideration would potentially represent up to approximately 210 billion INR (approximately $2.5 billion), including the value of the VIL OCDs, payments on certain existing customer receivables, the repayment of existing intercompany debt and the repayment, or assumption, of our existing term loan in India, by DIT. The Pending ATC TIPL Transaction is expected to close in the second half of 2024, subject to customary closing conditions, including government and regulatory approval.

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
Revenue lost from either tenant lease cancellations or the non-renewal of leases or rent renegotiations, which we refer to as churn, has historically not had a material adverse effect on the revenues generated by our consolidated property operations. During the year ended December 31, 2023, churn was approximately 3% of our tenant billings, primarily driven by churn in our U.S. & Canada property segment, as discussed below.
We expect that our churn rate in our U.S. & Canada property segment will remain elevated through 2025 due to contractual lease cancellations and non-renewals by T-Mobile, including legacy Sprint Corporation leases, pursuant to the terms of the T-Mobile MLA entered into in September 2020.
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
•Revenue growth from other items, including additional tenant payments primarily to cover costs, such as ground rent or power and fuel costs included in certain tenant leases (“pass-through”), straight-line revenue and decommissioning, partially offset, in certain cases, by revenue reserve provisions.
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
In markets with rapidly evolving network technology, such as South Africa and most of the countries in Latin America where we do business, initial voice networks, for the most part, have already been built out, and carriers are increasingly focused on the early stages of 5G network deployments. Consumers in these regions are increasingly adopting smartphones and other advanced devices, in particular as lower cost smartphones become increasingly available. As a result, the usage of bandwidth-intensive mobile applications is growing materially. Recent spectrum auctions in these rapidly evolving markets have allowed incumbent carriers to accelerate their data network deployments and have also enabled new entrants to begin initial investments in data networks. Smartphone penetration and wireless data usage in these markets are advancing rapidly, which typically requires that carriers continue to invest in their networks to maintain and augment their quality of service.
Finally, in markets with more mature network technology, such as Australia, Canada, Germany, France, New Zealand and Spain, carriers are focused on deploying 5G data networks to account for rapidly increasing wireless data usage among their customer base.

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
Demand for our communications infrastructure assets could be negatively impacted by a number of factors, including an increase in network sharing or consolidation among our customers, as set forth in Item 1A of this Annual Report under the captions “Risk Factors—If our customers consolidate their operations, exit their businesses or share site infrastructure to a significant degree, our growth, revenue and ability to generate positive cash flows could be materially and adversely affected” and “Risk Factors—A substantial portion of our revenue is derived from a small number of customers, and we are sensitive to adverse changes in the creditworthiness and financial strength of our customers.” In addition, the emergence and growth of new technologies could reduce demand for our sites, as set forth under the caption “Risk Factors—New technologies or changes,or lack thereof, in our or a customer’s business model could make our communications infrastructure leasing business less desirable and result in decreasing revenues and operating results.” Further, our customers may be subject to new regulatory policies from time to time that materially and adversely affect the demand for our communications infrastructure assets.
Property Operations New Site Revenue Growth. During the year ended December 31, 2023, we grew our portfolio of communications real estate through the acquisition and construction of approximately 3,355 communications sites globally. In a majority of our Asia-Pacific, Africa, Europe and Latin America markets, the revenue generated from newly acquired or constructed sites resulted in increases in both tenant and pass-through revenues (such as ground rent or power and fuel costs) and expenses. We continue to evaluate opportunities to acquire communications real estate portfolios, both domestically and internationally, to determine whether they meet our risk-adjusted hurdle rates and whether we believe we can effectively integrate them into our existing portfolio.

New Sites (Acquired or Constructed)	2023	2022	2021
U.S. & Canada	20	55	170
Asia-Pacific	975	4,640	3,780
Africa	1,590	1,680	2,355
Europe	555	690	24,775
Latin America	215	340	7,870
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
Nareit FFO attributable to American Tower Corporation common stockholders is defined as net income before gains or losses from the sale or disposal of real estate, real estate related impairment charges, real estate related depreciation, amortization and accretion less dividends to noncontrolling interests, and including adjustments for (i) unconsolidated affiliates and (ii) noncontrolling interests. In this section, we refer to Nareit FFO attributable to American Tower Corporation common stockholders as “Nareit FFO (common stockholders).”
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

Results of Operations
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
For a discussion of our 2022 Results of Operations, including a discussion of our financial results for the fiscal year ended December 31, 2022 compared to the fiscal year ended December 31, 2021, refer to Part I, Item 7 of our annual report on Form 10-K filed with the SEC on February 23, 2023 (the “2022 Form 10-K”).
Years Ended December 31, 2023 and 2022
(in millions, except percentages)

Revenue

	Year Ended December 31,		Percent Change 2023 vs 2022
	2023	2022
Property
U.S. & Canada	$5,216.2	$5,006.3	4%
Asia-Pacific	1,150.8	1,077.0	7
Africa	1,225.6	1,192.5	3
Europe	775.6	735.7	5
Latin America	1,798.3	1,691.9	6
Data Centers	834.7	766.6	9
Total property	11,001.2	10,470.0	5
Services	143.0	241.1	(41)
Total revenues	$11,144.2	$10,711.1	4%
Year ended December 31, 2023
U.S. & Canada property segment revenue growth of $209.9 million was attributable to:
• Tenant billings growth of $232.5 million, which was driven by:
◦$229.9 million due to colocations and amendments; and
◦$12.5 million resulting from contractual escalations, net of churn;
◦Partially offset by:
▪a decrease of $8.5 million from other tenant billings; and
▪a decrease of $1.4 million generated from newly acquired or constructed sites, which includes the impact of the disposition in the second quarter of 2022 of certain operations acquired in connection with our acquisition of InSite Wireless Group, LLC;
• Partially offset by a decrease of $22.0 million in other revenue, which includes a $66.9 million decrease due to straight-line accounting, partially offset by equipment removal and other fees.
Segment revenue growth included a decrease of $0.6 million attributable to the negative impact of foreign currency translation related to fluctuations in Canadian Dollar.
Asia-Pacific property segment revenue growth of $73.8 million was attributable to:
• Tenant billings growth of $51.4 million, which was driven by:
◦$41.3 million due to colocations and amendments;
◦$17.4 million generated from newly acquired or constructed sites; and
◦$1.6 million from other tenant billings;
◦Partially offset by a decrease of $8.9 million resulting from churn in excess of contractual escalations;
• An increase of $45.2 million in pass-through revenue, primarily due to a decrease in revenue reserves of $26.6 million as a result of reserves taken in the prior year period related to the VIL Shortfall (as discussed above); and
• An increase of $34.6 million in other revenue, primarily due to a decrease in revenue reserves of $31.4 million as a result of reserves taken in the prior year period related to the VIL Shortfall.
Segment revenue decline included a decrease of $57.4 million primarily attributable to the negative impact of foreign currency translation related to fluctuations in INR.
Africa property segment revenue growth of $33.1 million was attributable to:
• Tenant billings growth of $141.1 million, which was driven by:
◦$58.1 million due to colocations and amendments;

◦$43.6 million generated from newly acquired or constructed sites;
◦$35.1 million resulting from contractual escalations, net of churn; and
◦$4.3 million from other tenant billings;
• An increase of $126.6 million in pass-through revenue, primarily due to an increase in energy costs; and
• An increase of $1.3 million in other revenue, primarily due to an increase from straight-line accounting, partially offset by an increase in revenue reserves.
Segment revenue growth included a decrease of $235.9 million attributable to the impact of foreign currency translation, which included, among others, negative impacts of $148.2 million related to fluctuations in Nigerian Naira, $45.4 million related to fluctuations in Ghanaian Cedi, $22.3 million related to fluctuations in Kenyan Shilling and $20.4 million related to fluctuations in South African Rand, partially offset by positive impacts of $2.0 million related to fluctuations in West African CFA Franc.
Europe property segment revenue growth of $39.9 million was attributable to:
• Tenant billings growth of $47.2 million, which was driven by:
◦$25.8 million resulting from contractual escalations, net of churn;
◦$13.6 million due to colocations and amendments; and
◦$8.5 million generated from newly acquired or constructed sites;
◦Partially offset by a decrease of $0.7 million from other tenant billings; and
• An increase of $9.9 million in other revenue, which includes an increase attributable to our Spain fiber business acquired in the second quarter of 2022;
• Partially offset by a decrease of $36.4 million in pass-through revenue, primarily due to a decrease in energy costs.
Segment revenue growth included an increase of $19.2 million, primarily attributable to the positive impact of foreign currency translation related to fluctuations in Euro (“EUR”).
Latin America property segment revenue growth of $106.4 million was attributable to:
• Tenant billings growth of $58.0 million, which was driven by:
◦$35.3 million due to colocations and amendments;
◦$20.2 million resulting from contractual escalations, net of churn;
◦$2.2 million generated from newly acquired or constructed sites; and
◦$0.3 million from other tenant billings; and
• An increase of $23.8 million in pass-through revenue, primarily attributable to increased pass-through ground rent costs in Brazil;
• Partially offset by a decrease of $74.0 million in other revenue, primarily attributable to the sale of one of our subsidiaries in Mexico that held fiber assets (“Mexico Fiber”) and a decrease in tenant settlements in Mexico.
Segment revenue growth included an increase of $98.6 million, attributable to the impact of foreign currency translation, which included, among others, positive impacts of $69.3 million related to fluctuations in Mexican Peso, $25.4 million related to fluctuations in Brazilian Real and $4.0 million related to fluctuations in Chilean Peso, partially offset by negative impacts of $1.9 million related to fluctuations in Colombian Peso.
Data Centers segment revenue growth of $68.1 million was attributable to:
•An increase of $31.9 million in rental, related and other revenue, primarily due to new lease commencements, customer expansions and rent increases upon customer renewals;
•An increase of $27.7 million in power revenue from new lease commencements, increased power consumption and pricing increases from existing customers; and
•An increase of $9.6 million in interconnection revenue, primarily due to customer interconnection net additions and set-up fees;
•Partially offset by a decrease of $1.1 million in straight-line revenue.
Services segment revenue decrease of $98.1 million was primarily attributable to a decrease in site application, zoning and permitting, structural and mount analyses services and construction management services.

Gross Margin

	Year Ended December 31,		Percent Change 2023 vs 2022
	2023	2022
Property
U.S. & Canada	$4,366.3	$4,160.9	5%
Asia-Pacific	446.6	379.4	18
Africa	792.3	747.4	6
Europe	476.1	416.1	14
Latin America	1,232.3	1,165.2	6
Data Centers	487.1	444.6	10
Total property	7,800.7	7,313.6	7
Services	82.9	133.7	(38)%
Year ended December 31, 2023
•The increase in U.S. & Canada property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $4.5 million.
•The increase in Asia-Pacific property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $43.7 million due to an increase in costs associated with pass-through revenue, including fuel costs. Direct expenses also benefited by $37.1 million from the impact of foreign currency translation.
•The increase in Africa property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $91.1 million, primarily due to an increase in costs associated with pass-through revenue, including energy costs. Direct expenses also benefited by $102.9 million from the impact of foreign currency translation.
•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above, and a decrease in direct expenses of $27.6 million, primarily due to a decrease in costs associated with pass-through revenue, including energy costs. Direct expenses were also negatively impacted by $7.5 million from the impact of foreign currency translation.
•The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $15.0 million, primarily due to an increase in costs associated with pass-through revenue, including land rent costs. Direct expenses were also negatively impacted by $24.3 million from the impact of foreign currency translation.
•The increase in Data Centers segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $25.6 million, primarily due to power costs.
•The decrease in Services segment gross margin was primarily due to the decrease in revenue described above, partially offset by a decrease in direct expenses of $47.3 million.

Selling, General, Administrative and Development Expense (“SG&A”)

	Year Ended December 31,		Percent Change 2023 vs 2022
	2023	2022
Property
U.S. & Canada	$165.1	$183.2	(10)%
Asia-Pacific	42.1	69.1	(39)
Africa	79.3	80.0	(1)
Europe	65.6	52.4	25
Latin America	107.9	107.6	0
Data Centers	72.4	63.9	13
Total property	532.4	556.2	(4)
Services	22.9	22.3	3
Other	437.2	393.8	11
Total selling, general, administrative and development expense	$992.5	$972.3	2%
Year Ended December 31, 2023
•The decrease in our U.S. & Canada property segment SG&A was primarily driven by decreased personnel and related costs.
•The decrease in our Asia-Pacific property segment SG&A was primarily driven by a net decrease in bad debt expense of $18.8 million and decreased personnel and related costs. For the year ended December 31, 2023 the impact of the VIL Shortfall is reflected in revenue reserves as described above.
•The decrease in our Africa property segment SG&A was primarily driven by a benefit from the impact of foreign currency translation, partially offset by increased personnel and related costs to support our business, increased costs associated with the cancellation of projects and an increase in bad debt expense.
•The increases in our Europe property and Data Centers segment SG&A were primarily driven by increased personnel and related costs to support our business.
•The increases in our Latin America property and Services segment SG&A were primarily driven by net increases in bad debt expense, partially offset by decreased personnel and related costs. The Latin America property segment SG&A increase also includes the negative impact of foreign currency translation.
•The increase in other SG&A was primarily attributable to an increase in stock-based compensation expense of $26.4 million, including an increase of $7.9 million related to the change in vesting terms as described in note 13 to our consolidated financial statements included in this Annual Report, and an increase in corporate SG&A, including an increase in personnel and related costs to support our business.
Operating Profit

	Year Ended December 31,		Percent Change 2023 vs 2022
	2023	2022
Property
U.S. & Canada	$4,201.2	$3,977.7	6%
Asia-Pacific	404.5	310.3	30
Africa	713.0	667.4	7
Europe	410.5	363.7	13
Latin America	1,124.4	1,057.6	6
Data Centers	414.7	380.7	9
Total property	7,268.3	6,757.4	8
Services	60.0	111.4	(46)%
Year Ended December 31, 2023
•The increases in operating profit for our U.S. & Canada, Asia-Pacific and Africa property segments were primarily attributable to increases in our segment gross margin and decreases in our segment SG&A.

•The increases in operating profit for our Europe and Latin America property segments and our Data Centers segment were primarily attributable to increases in our segment gross margin, partially offset by increases in our segment SG&A.
•The decrease in operating profit for our Services segment was primarily attributable to a decrease in our segment gross margin and an increase in our segment SG&A.
Depreciation, Amortization and Accretion

	Year Ended December 31,		Percent Change 2023 vs 2022
	2023	2022
Depreciation, amortization and accretion	$3,086.5	$3,355.1	(8)%
The decrease in depreciation, amortization and accretion expense for the year ended December 31, 2023 was primarily attributable to the decrease in property and equipment and intangible assets subject to amortization as a result of impairments taken and disposals since the beginning of the prior-year period and foreign currency exchange rate fluctuations.
We are in the process of finalizing our review of the estimated useful lives of our tower assets. Based on preliminary information obtained to date, we expect that our estimated asset lives may be extended, which would result in an estimated $700 million to $800 million decrease in depreciation and amortization for the year ended December 31, 2024. For more information on the change in the estimated useful lives of our tower assets, see the information under the caption “Property and Equipment” included in note 1 to our consolidated financial statements included in this Annual Report.

Other Operating Expenses

	Year Ended December 31,		Percent Change 2023 vs 2022
	2023	2022
Other operating expenses	$377.7	$767.6	(51)%
The decrease in other operating expenses for the year ended December 31, 2023 was primarily attributable to a decrease in impairment charges, excluding goodwill impairments, of $453.5 million, and a decrease in integration and acquisition related costs, including pre-acquisition contingencies and settlements, of $63.2 million, partially offset by a loss on the sale of Mexico Fiber of $80.0 million and an increase in severance and related costs of $21.8 million. For the year ended December 31, 2022, impairment charges included $97.0 million related to tower and network location intangible assets and $411.6 million related to tenant-related intangible assets in our India reporting unit related to VIL in India. For more information on these impairments, see the information under the caption “India Impairments” included in note 16 to our consolidated financial statements included in this Annual Report.
Goodwill Impairment
Goodwill impairment consists of $402.0 million of impairment charges recorded for our India and Spain reporting units during the year ended December 31, 2023. For more information on these impairments, see the information under the caption “Goodwill Impairments” included in note 5 to our consolidated financial statements included in this Annual Report.
Total Other Expense

	Year Ended December 31,		Percent Change 2023 vs 2022
	2023	2022
Total other expense	$1,503.6	$631.6	138%
Total other expense consists primarily of interest expense and realized and unrealized foreign currency gains and losses. We record unrealized foreign currency gains or losses as a result of foreign currency exchange rate fluctuations primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.
The increase in total other expense during the year ended December 31, 2023 was primarily due to foreign currency losses of $330.8 million in the current period, as compared to foreign currency gains of $449.4 million in the prior-year period, and an increase in net interest expense of $189.9 million, primarily due to increases in our weighted average interest rate, partially offset by an unrealized gains of $76.7 million related to the VIL OCDs held as of December 31, 2023.

Income Tax Provision

	Year Ended December 31,		Percent Change 2023 vs 2022
	2023	2022
Income tax provision	$154.2	$24.0	543%
Effective tax rate	10.1%	1.4%
As a REIT, we may deduct earnings distributed to stockholders against the income generated by our REIT operations. Consequently, the effective tax rate on income from continuing operations for each of the years ended December 31, 2023 and 2022 differs from the federal statutory rate.
The increase in the income tax provision for the year ended December 31, 2023 was primarily attributable to increased earnings in certain foreign jurisdictions in the current year after adjusting for non-deductible amounts, partially offset by a benefit in the current year from the application of a tax law change in Kenya. The income tax provision for the year ended December 31, 2022 included a reduction in income due to intangible asset impairment charges in India. The income tax provision for the year ended December 31, 2023 included the reversal of valuation allowances of $87.2 million in certain foreign jurisdictions as compared to the reversal of valuation allowances of $76.5 million for the year ended December 31, 2022.

Net Income / Adjusted EBITDA and Net Income / Nareit FFO attributable to American Tower Corporation common stockholders / Consolidated AFFO / AFFO attributable to American Tower Corporation common stockholders

	Year Ended December 31,		Percent Change 2023 vs 2022
	2023	2022
Net income	$1,367.1	$1,696.7	(19)%
Income tax provision	154.2	24.0	543
Other expense (income)	248.5	(433.7)	(157)
Loss on retirement of long-term obligations	0.3	0.4	(25)
Interest expense	1,398.2	1,136.5	23
Interest income	(143.4)	(71.6)	100
Other operating expenses	377.7	767.6	(51)
Goodwill impairment	402.0	—	100
Depreciation, amortization and accretion	3,086.5	3,355.1	(8)
Stock-based compensation expense	195.7	169.3	16
Adjusted EBITDA	$7,086.8	$6,644.3	7%

	Year Ended December 31,		Percent Change 2023 vs 2022
	2023	2022
Net income	$1,367.1	$1,696.7	(19)%
Real estate related depreciation, amortization and accretion	2,834.1	3,108.9	(9)
Losses from sale or disposal of real estate and real estate related impairment charges (1)	732.8	684.3	7
Dividends to noncontrolling interests (2)	(137.8)	(22.2)	521
Adjustments for unconsolidated affiliates and noncontrolling interests	(186.2)	(188.2)	(1)
Nareit FFO attributable to American Tower Corporation common stockholders	$4,610.0	$5,279.5	(13)%
Straight-line revenue	(472.0)	(499.8)	(6)
Straight-line expense	30.2	39.6	(24)
Stock-based compensation expense	195.7	169.3	16
Deferred portion of income tax and other income tax adjustments	(152.3)	(298.3)	(49)
GTP one-time cash tax settlement (3)	—	48.3	(100)
Non-real estate related depreciation, amortization and accretion	252.4	246.2	3
Amortization of deferred financing costs, debt discounts and premiums and long-term deferred interest charges	49.8	47.5	5
Other expense (income) (4)	248.5	(433.7)	(157)
Loss on retirement of long-term obligations	0.3	0.4	(25)
Other operating expenses (5)	46.9	83.3	(44)
Capital improvement capital expenditures	(201.2)	(176.2)	14
Corporate capital expenditures	(16.2)	(9.4)	72
Adjustments for unconsolidated affiliates and noncontrolling interests	186.2	188.2	(1)
Consolidated AFFO	$4,778.3	$4,684.9	2%
Adjustments for unconsolidated affiliates and noncontrolling interests (6)	(166.8)	(168.2)	(1)
AFFO attributable to American Tower Corporation common stockholders	$4,611.5	$4,516.7	2%
_______________
(1)    Included in these amounts are impairment charges of $202.4 million and $655.9 million for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, also includes goodwill impairment charges of $402.0 million recorded for the India and Spain reporting units and a loss on the sale of Mexico Fiber of $80.0 million.
(2)    For the year ended December 31, 2023, primarily includes distributions related to the outstanding mandatorily convertible preferred equity in connection with our agreements with certain investment vehicles affiliated with Stonepeak Partners LP (such investment vehicles, collectively, “Stonepeak,” and the distributions, the “Stonepeak Preferred Distributions”) and common dividends payable to us and Stonepeak in proportion to our equity interests in our U.S. data center business (the “Stonepeak Common Dividend”). For the year ended December 31, 2023, the amount included for the Stonepeak Common Dividend was $91.7 million.
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
(4)    Includes (losses) gains on foreign currency exchange rate fluctuations of $(330.8) million and $449.4 million, respectively.
(5)    Primarily includes acquisition-related costs, integration costs and disposition costs.
(6)    Includes adjustments for the impact on both Nareit FFO attributable to American Tower Corporation common stockholders as well as the other line items included in the calculation of Consolidated AFFO.
Year Ended December 31, 2023
The decrease in net income was primarily due to (i) changes in other expense (income) primarily due to foreign currency exchange rate fluctuations, (ii) an increase in goodwill impairment expense, (iii) an increase in net interest expense and (iv) an increase in the income tax provision, partially offset by (a) an increase in segment operating profit, (b) a decrease in other operating expenses and (c) a decrease in depreciation, amortization and accretion expense.
The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin and a decrease in SG&A, excluding the impact of stock-based compensation expense, of $6.2 million.
The increases in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders were primarily attributable to the increase in our operating profit, excluding the impact of straight-line accounting, partially offset by (i) increases in net cash paid for interest, (ii) increases in dividends to noncontrolling interests, including the Stonepeak

Preferred Distributions and the Stonepeak Common Dividend, (iii) increases in cash paid for income taxes and (iv) increases in capital improvement capital expenditures.

Liquidity and Capital Resources
For a discussion of our 2022 Liquidity and Capital Resources, including a discussion of cash flows for the fiscal year ended December 31, 2022 compared to the fiscal year ended December 31, 2021, refer to Part I, Item 7 of the 2022 Form 10-K.
Overview
During the year ended December 31, 2023, we increased our financial flexibility and our ability to grow our business while maintaining our long-term financial policies. Our significant 2023 financing transactions included:
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
The following table summarizes our liquidity as of December 31, 2023 (in millions):

Available under the 2021 Multicurrency Credit Facility	$5,276.6
Available under the 2021 Credit Facility	2,396.6
Letters of credit	(33.9)
Total available under credit facilities, net	7,639.3
Cash and cash equivalents	1,973.3
Total liquidity	$9,612.6
Subsequent to December 31, 2023, we made additional net borrowings of $485.0 million under the 2021 Credit Facility (as defined below) and $1.8 billion under the 2021 Multicurrency Credit Facility (as defined below). The borrowings were used to repay existing indebtedness and for general corporate purposes.
On January 4, 2024, we entered into an agreement with DIT for the Pending ATC TIPL Transaction, pursuant to which DIT will acquire a 100% ownership interest in ATC TIPL. We will retain the full economic benefit associated with the VIL OCDs and rights to payments on certain existing customer receivables. Subject to certain pre-closing terms, total aggregate consideration would potentially represent up to 210 billion INR (approximately $2.5 billion), including the value of the VIL OCDs, payments on certain existing customer receivables, the repayment of existing intercompany debt and the repayment, or assumption, of our existing term loan in India, by DIT. The Pending ATC TIPL Transaction is expected to close in the second half of 2024, subject to customary closing conditions, including government and regulatory approval. We expect to use the proceeds from the Pending ATC TIPL Transaction to repay existing indebtedness, including under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility.
Summary cash flow information is set forth below for the years ended December 31, (in millions):

	2023	2022
Net cash provided by (used for):
Operating activities	$4,722.4	$3,696.2
Investing activities	(1,695.5)	(2,355.2)
Financing activities	(3,097.4)	(1,423.2)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	23.2	(120.4)
Net decrease in cash and cash equivalents, and restricted cash	$(47.3)	$(202.6)
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
On an on-going basis, we also perform a comprehensive assessment of our global operations to ensure our portfolio is positioned to drive sustained growth and achieve our risk-adjusted return objectives. This assessment may result in our decision to divest a portion, or all, of certain assets, including our Mexico fiber and Poland businesses in 2023, and our signed agreement in January 2024 with DIT for the Pending ATC TIPL Transaction, and repurpose proceeds, and potential future capital, to other capital priorities.
As of December 31, 2023, we had total outstanding indebtedness of $39.2 billion, with a current portion of $3.2 billion. During the year ended December 31, 2023, we generated sufficient cash flow from operations, together with borrowings under our credit facilities, proceeds from our equity and debt issuances and cash on hand, to fund our acquisitions, capital expenditures and debt service obligations, as well as our required distributions. We believe the cash generated by operating activities during the year ending December 31, 2024, together with our borrowing capacity under our credit facilities, will suffice to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions.
As of December 31, 2023, we had $1.6 billion of cash and cash equivalents held by our foreign subsidiaries. As of December 31, 2023, we had $223.6 million of cash and cash equivalents held by our joint ventures, of which $196.6 million was held by our foreign joint ventures. While certain subsidiaries may pay us interest or principal on intercompany debt, we have historically not repatriated earnings from our foreign subsidiaries. However, in the event that we do repatriate any funds, we may be required to accrue and pay certain taxes.
Cash Flows from Operating Activities
For the year ended December 31, 2023, cash provided by operating activities increased $1.0 billion as compared to the year ended December 31, 2022. The primary factors that impacted cash provided by operating activities as compared to the year ended December 31, 2022, include:
•Changes in unearned revenue, as the prior year ended December 31, 2022 included the impact of advance payments from a customer during the year ended December 31, 2021; and
•An increase in our property segment operating profit of $510.9 million;
•Partially offset by an increase of approximately $171.4 million in cash paid for interest.
Cash Flows from Investing Activities
Our significant investing activities during the year ended December 31, 2023 are highlighted below:
•We spent approximately $168.0 million for acquisitions, including payments made for acquisitions completed in 2022.
•We spent $1.8 billion for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$849.3
Ground lease purchases (2)	154.0
Capital improvements and corporate expenditures (3)	217.4
Redevelopment	481.0
Start-up capital projects	128.1
Total capital expenditures (4)	$1,829.8
_______________
(1)Includes the construction of 3,198 communications sites globally and approximately $395 million of spend related to data center assets.
(2)Includes $38.7 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in our consolidated statements of cash flows.
(3)Includes $6.2 million of finance lease payments reported in Repayments of notes payable, credit facilities, term loans, senior notes, secured debt and finance leases in the cash flows from financing activities in our consolidated statements of cash flows.
(4)Net of purchase credits of $13.2 million on certain assets, which are reported in investing activities in our consolidated statements of cash flows.
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
We expect that our 2024 total capital expenditures will be as follows (in millions):

Discretionary capital projects (1)	$790	to	$820
Ground lease purchases	70	to	90
Capital improvements and corporate expenditures	165	to	175
Redevelopment	455	to	485
Start-up capital projects	65	to	85
Total capital expenditures	$1,545	to	$1,655
_______________
(1)    Includes the construction of approximately 2,500 to 3,500 communications sites globally and approximately $450 million of anticipated spend related to data center assets.
Cash Flows from Financing Activities
Our significant financing activities were as follows (in millions):

	Year Ended December 31,
	2023	2022
Proceeds from issuance of senior notes, net	$5,678.3	$1,293.6
Proceeds from issuance of common stock, net	—	2,291.7
Repayments of credit facilities, net	(2,563.8)	(860.0)
Repayments of term loans	(1,500.0)	(3,000.0)
Proceeds from issuance of securities in securitization transaction	1,300.0	—
Repayments of securitized debt	(1,300.0)	—
Repayments of senior notes (1)	(1,700.0)	(1,555.1)
Contributions from noncontrolling interest holders (2)	4.1	3,120.8
Distributions to noncontrolling interest holders	(46.5)	(10.9)
Purchases of common stock	—	(18.8)
Distributions paid on common stock	(2,949.3)	(2,630.4)
_______________
(1)For the year ended December 31, 2022, included payment in full of $875.0 million aggregate principal amount and a fair value adjustment of $80.1 million of debt assumed in connection with the CoreSite Acquisition.
(2)For the year ended December 31, 2022, included $3.1 billion of contributions received in connection with Stonepeak’s acquisition of a noncontrolling ownership interest in our U.S. data center business.
Securitizations
Repayment of Series 2013-2A Securities—On the March 2023 repayment date, we repaid the entire $1.3 billion aggregate principal amount outstanding under the Series 2013-2A Securities, pursuant to the terms of the agreements governing such securities. The repayment was funded with proceeds from the 2023 Securitization (as defined below).
Secured Tower Revenue Securities, Series 2023-1, Subclass A and Series 2023-1, Subclass R—On March 13, 2023, we completed a securitization transaction (the “2023 Securitization”), in which American Tower Trust I (the “Trust”) issued $1.3 billion aggregate principal amount of Secured Tower Revenue Securities, Series 2023-1, Subclass A (the “Series 2023-1A Securities”). To satisfy the applicable risk retention requirements of Regulation RR promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act” and, such requirements, the “Risk Retention Rules”), the Trust issued, and one of our affiliates purchased, $68.5 million aggregate principal amount of Secured Tower Revenue Securities, Series 2023-1, Subclass R (the “Series 2023-1R Securities” and, together with the Series 2023-1A Securities, the “2023 Securities”) to retain an “eligible horizontal residual interest” (as defined in the Risk Retention Rules) in an amount equal to at least 5% of the fair value of the 2023 Securities.

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
The AMT Asset Subs are jointly and severally liable under the Loan, which is secured primarily by mortgages on the AMT Asset Subs’ interests in 5,034 broadcast and wireless communications towers and related assets (the “Trust Sites”).
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
Senior Notes
Repayments of Senior Notes
Repayment of 3.50% Senior Notes—On January 31, 2023, we repaid $1.0 billion aggregate principal amount of our 3.50% Notes upon their maturity. The 3.50% Notes were repaid using borrowings under the 2021 Credit Facility. Upon completion of the repayment, none of the 3.50% Notes remained outstanding.
Repayment of 3.000% Senior Notes—On June 15, 2023, we repaid $700.0 million aggregate principal amount of our 3.000% Notes upon their maturity. The 3.000% Notes were repaid using borrowings under the 2021 Credit Facility. Upon completion of the repayment, none of the 3.000% Notes remained outstanding.
Repayment of 0.600% Senior Notes—On January 12, 2024, we repaid $500.0 million aggregate principal amount of our 0.600% senior unsecured notes due 2024 (the “0.600% Notes”) upon their maturity. The 0.600% Notes were repaid using borrowings under the 2021 Multicurrency Credit Facility. Upon completion of the repayment, none of the 0.600% Notes remained outstanding.
Repayment of 5.00% Senior Notes—On February 14, 2024, we repaid $1.0 billion aggregate principal amount of our 5.00% senior unsecured notes due 2024 (the “5.00% Notes”) upon their maturity. The 5.00% Notes were repaid using borrowings under the 2021 Multicurrency Credit Facility. Upon completion of the repayment, none of the 5.00% Notes remained outstanding.

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
5.800% Senior Notes and 5.900% Senior Notes Offering—On September 15, 2023, we completed a registered public offering of $750.0 million aggregate principal amount of 5.800% senior unsecured notes due 2028 (the “5.800% Notes”) and $750.0 million aggregate principal amount of 5.900% senior unsecured notes due 2033 (the “5.900% Notes” and, together with the 5.500% Notes, the 5.650% Notes, the 4.125% Notes, the 4.625% Notes, the 5.250% Notes, the 5.550% Notes and the 5.800% Notes, the “2023 Notes”). The net proceeds from this offering were approximately $1,482.8 million, after deducting commissions and estimated expenses, which we used to repay existing indebtedness under the 2021 Multicurrency Credit Facility.
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
If we undergo a change of control and corresponding ratings decline, each as defined in the applicable supplemental indenture for the 2023 Notes, we may be required to repurchase all of the 2023 Notes at a purchase price equal to 101% of the principal amount of those 2023 Notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The 2023 Notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries.
Each applicable supplemental indenture contains certain covenants that restrict our ability to merge, consolidate or sell assets and our (together with our subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that we and our subsidiaries may incur certain liens on assets, mortgages or other liens securing indebtedness if the aggregate amount of indebtedness secured by such liens does not exceed 3.5x Adjusted EBITDA, as defined in the applicable supplemental indenture.
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
2021 Multicurrency Credit Facility—As of December 31, 2023, we had the ability to borrow up to $6.0 billion under the 2021 Multicurrency Credit Facility, which includes a $3.5 billion sublimit for multicurrency borrowings, a $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans. During the year ended December 31, 2023, we borrowed an aggregate of $3.0 billion and repaid an aggregate of $6.1 billion, including 842.6 million EUR ($919.1 million as of the repayment date), of revolving indebtedness under the 2021 Multicurrency Credit Facility. We used the borrowings to repay outstanding indebtedness, including the 2021 USD Two Year Delayed Draw Term Loan, and for general corporate purposes.
2021 Credit Facility—As of December 31, 2023, we had the ability to borrow up to $4.0 billion under the 2021 Credit Facility, which includes a $2.5 billion sublimit for multicurrency borrowings, $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans. During the year ended December 31, 2023, we borrowed an aggregate of $3.1 billion and repaid an aggregate of $2.6 billion of revolving indebtedness under the 2021 Credit Facility. We used the borrowings to repay outstanding indebtedness, including the 3.50% Notes and the 3.000% Notes, and for general corporate purposes.
Repayment of 2021 USD Two Year Delayed Draw Term Loan—On June 27, 2023, we repaid all amounts outstanding under the 2021 USD Two Year Delayed Draw Term Loan with borrowings under the 2021 Multicurrency Credit Facility.
As of December 31, 2023, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan and our 825.0 million EUR unsecured term loan, as amended in December 2021 (the “2021 EUR Three Year Delayed Draw Term Loan”) were as follows:

Bank Facility		Outstanding Principal Balance	Maturity Date		SOFR or EURIBOR borrowing interest rate range (1)	Base rate borrowing interest rate range (1)	Current margin over SOFR or EURIBOR and the base rate, respectively
2021 Multicurrency Credit Facility	(2)	$723.4	July 1, 2026	(3)	0.875% - 1.500%	0.000% - 0.500%	1.125% and 0.125%
2021 Credit Facility	(4)	1,603.4	July 1, 2028	(3)	0.875% - 1.500%	0.000% - 0.500%	1.125% and 0.125%
2021 Term Loan	(4)	1,000.0	January 31, 2027		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2021 EUR Three Year Delayed Draw Term Loan	(5)	910.7	May 28, 2024		0.875% - 1.625%	0.000% - 0.625%	1.125% and 0.125%
_______________
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
The 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan and the 2021 EUR Three Year Delayed Draw Term Loan and the associated loan agreements (the “Bank Loan Agreements”) do not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. We have the option of choosing either a defined base rate, SOFR or EURIBOR as the applicable base rate for borrowings under these bank facilities.
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
India Term Loan—On February 16, 2023, we entered into a 12.0 billion INR (approximately $145.1 million at the date of signing) unsecured term loan with a maturity date that is one year from the date of the first draw thereunder (the “India Term Loan”). On February 17, 2023, we borrowed 10.0 billion INR (approximately $120.7 million at the date of borrowing) under the India Term Loan. The India Term Loan bears interest at the three month treasury bill rate as announced by the Financial Benchmarks India Private Limited at the time of borrowing plus a margin of 1.95%. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The India Term Loan does not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. In January 2024, we amended the India Term Loan to extend the maturity date to December 31, 2024.
India Working Capital Facilities—The working capital facilities bear interest at rates that consist of the applicable bank’s Marginal Cost of Funds based Lending Rate or Market Benchmark (as defined in the applicable agreement), plus a spread. Generally, the working capital facilities are payable on demand prior to maturity. During the year ended December 31, 2023, we increased the borrowing capacity of our working capital facilities in India by 2.8 billion INR (approximately $33.7 million). During the year ended December 31, 2023, we did not borrow under these facilities.
Amounts outstanding and key terms of the India credit facilities consisted of the following as of December 31, 2023 (in millions, except percentages):

	Amount Outstanding (INR)	Amount Outstanding (USD)	Interest Rate (Range)	Maturity Date (Range)
Working capital facilities (1)	—	$—	8.33% - 9.30%	February 4, 2024 - October 23, 2024
_______________
(1)    10.7 billion INR ($128.7 million) of borrowing capacity as of December 31, 2023. We have 0.2 billion INR (approximately $2.7 million) of bank guarantees outstanding included within the overall borrowing capacity.
Stock Repurchase Programs—In March 2011, our Board approved a stock repurchase program, pursuant to which we are authorized to repurchase up to $1.5 billion of our common stock (the “2011 Buyback”). In December 2017, our Board approved an additional stock repurchase program, pursuant to which we are authorized to repurchase up to $2.0 billion of our common stock (the “2017 Buyback,” and, together with the 2011 Buyback, the “Buyback Programs”).
During the year ended December 31, 2023, there were no repurchases under either of the Buyback Programs.
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
Sales of Equity Securities—We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan (the “ESPP”) and upon exercise of stock options granted under our equity incentive plan, as amended (the “2007 Plan”). During the year ended December 31, 2023, we received an aggregate of $22.1 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.

Future Financing Transactions—We regularly consider various options to obtain financing and access the capital markets, subject to market conditions, to meet our funding needs. Such capital raising alternatives, in addition to those noted above, may include amendments and extensions of our bank facilities, entry into new bank facilities, transactions with private equity funds or partnerships, additional senior note and equity offerings and securitization transactions. No assurance can be given as to whether any such financing transactions will be completed or as to the timing or terms thereof.
Distributions—As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. We have distributed an aggregate of approximately $17.5 billion to our common stockholders, including the dividend paid in February 2024, primarily classified as ordinary income that may be treated as qualified REIT dividends under Section 199A of the Code for taxable years beginning before 2026.
During the year ended December 31, 2023, we paid $6.31 per share, or $2.9 billion, to our common stockholders of record. In addition, we declared a distribution of $1.70 per share, or $792.7 million, paid on February 1, 2024 to our common stockholders of record at the close of business on December 28, 2023.
We accrue distributions on unvested restricted stock units, which are payable upon vesting. The amount accrued for distributions payable related to unvested restricted stock units was $21.5 million and $17.0 million as of December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, we paid $9.0 million of distributions upon the vesting of restricted stock units.
The amount, timing and frequency of future distributions will be at the sole discretion of our Board and will depend on various factors, a number of which may be beyond our control, including our financial condition and operating cash flows, the amount required to maintain our qualification for taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt and preferred equity instruments, our ability to utilize NOLs to offset our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board may deem relevant.
For more details on the cash distributions paid to our common stockholders during the year ended December 31, 2023, see note 14 to our consolidated financial statements included in this Annual Report.
Material Cash Requirements—The following table summarizes material cash requirements from known contractual and other obligations as of December 31, 2023 (in millions):

	2024	2025	2026	2027	2028	Thereafter	Total
Debt obligations (1)	$3,187.5	$3,729.9	$4,077.5	$5,593.6	$7,682.2	$14,911.1	$39,181.8
Operating lease obligations (2)	1,204.8	1,098.7	1,044.2	981.5	917.8	6,029.3	11,276.3
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

Distributions—We expect that our 2024 total distributions declared to our common stockholders will be $3.0 billion. The amount, timing and frequency of future distributions will be at the sole discretion of our Board.
Asset Retirement Obligations—We are required to remove our assets and remediate the leased sites upon which certain of our assets are located. As of December 31, 2023, the estimated undiscounted future cash outlay for asset retirement obligations was $4.0 billion.
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
Internally Generated Funds—Because the majority of our customer leases are multiyear contracts, a significant majority of the revenues generated by our property operations as of the end of 2023 is recurring revenue that we should continue to receive in future periods. Accordingly, a key factor affecting our ability to generate cash flow from operating activities is to maintain this recurring revenue and to convert it into operating profit by minimizing operating costs and fully achieving our operating efficiencies. In addition, our ability to increase cash flow from operating activities depends upon the demand for our communications infrastructure and our related services and our ability to increase the utilization of our existing communications infrastructure.
Restrictions Under Loan Agreements Relating to Our Credit Facilities—Each Bank Loan Agreement contains certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The Bank Loan Agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. As of December 31, 2023, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended December 31, 2023 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~4.2	~0.7
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~19.1 (4)	~6.4 (4)
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
Failure to comply with the financial maintenance tests and certain other covenants of the Bank Loan Agreements could not only prevent us from being able to borrow additional funds under the revolving credit facilities, but may also constitute a default under these credit facilities, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. If this were to occur, we may not have sufficient cash on hand to repay such indebtedness. The key factors affecting our ability to comply with the debt covenants described above are our financial performance relative to the financial maintenance tests defined in the Bank Loan Agreements and our ability to fund our debt service obligations. Based upon our current expectations, we believe our operating results during the next 12 months will be sufficient to comply with these covenants.
Restrictions Under Agreements Relating to the 2015 Securitization and the Trust Securitizations—The indenture and related supplemental indenture governing the American Tower Secured Revenue Notes, Series 2015-2, Class A (the “Series 2015-2 Notes”) issued by GTP Acquisition Partners I, LLC (“GTP Acquisition Partners”) in the 2015 Securitization and the Trust Loan Agreement (collectively, the “Securitization Loan Agreements”) include certain financial ratios and operating covenants and other restrictions customary for transactions subject to rated securitizations. Among other things, GTP Acquisition Partners and the AMT Asset Subs are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets, subject to customary carve-outs for ordinary course trade payables and permitted encumbrances (as defined in the applicable agreements).
Under the Securitization Loan Agreements, amounts due will be paid from the cash flows generated by the assets securing the Series 2015-2 Notes or the assets securing the Loan, as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after paying all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of these assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to us for use. As of December 31, 2023, $76.3 million held in such reserve accounts was classified as restricted cash.
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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During Year Ended December 31, 2023	DSCR as of December 31, 2023	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$322.1	17.42x	$296.6	$299.3
Trust Securitizations	AMT Asset Subs	Secured Tower Revenue Securities, Series 2023-1, Subclass A, Secured Tower Revenue Securities, Series 2023-1, Subclass R, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (2)	(3)(5)	$547.2	6.87x	$502.0	$515.5
_______________
(1)    Based on the net cash flow of the applicable issuer or borrower as of December 31, 2023 and the expenses payable over the next 12 months on the Series 2015-2 Notes or the Loan, as applicable.
(2)    If the DSCR were equal to or below 1.30x (the “Cash Trap DSCR”) for any quarter, all cash flow in excess of amounts required to make debt service payments, fund required reserves, pay management fees and budgeted operating expenses and make other payments required under the applicable transaction documents, referred to as excess cash flow, will be deposited into a reserve account (the “Cash Trap Reserve Account”) instead of being released to the applicable issuer or borrower. Once triggered, a Cash Trap DSCR condition continues to exist until the DSCR exceeds the Cash Trap DSCR for two consecutive calendar quarters. Additionally, if the borrower under the 2023 Securitization does not meet certain title insurance policy requirements within the specified time period under the agreements, excess cash flow will also be deposited into the Cash Trap Reserve Account.
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
A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners or the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions and to meet REIT distribution requirements. During an “amortization period,” all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to pay the principal of the Series 2015-2 Notes or the Loan, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to the Series 2015-2 Notes or subclass of the Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. With respect to the Series 2015-2 Notes, upon the occurrence of, and during, an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of the Series 2015-2 Notes, declare the Series 2015-2 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of those notes. Furthermore, if GTP Acquisition Partners or the AMT Asset Subs were to default on the Series 2015-2 Notes or the Loan, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,343 communications sites that secure the Series 2015-2 Notes or the 5,034 broadcast and wireless communications towers and related assets that secure the Loan, respectively, in which case we could lose those sites and their associated revenue.
As discussed above, we use our available liquidity and seek new sources of liquidity to fund capital expenditures, future growth and expansion initiatives, satisfy our distribution requirements and repay or repurchase our debt. If we determine that it is desirable or necessary to raise additional capital, we may be unable to do so, or such additional financing may be prohibitively expensive or restricted by the terms of our outstanding indebtedness. Further, as further discussed under Item 1A of this Annual Report under the caption “Risk Factors,” market volatility and disruption caused by inflation, rising interest rates and supply chain disruptions may impact our ability to raise additional capital through debt financing activities or our ability to repay or refinance maturing liabilities, or impact the terms of any new obligations. If we are unable to raise capital when our needs arise, we may not be able to fund capital expenditures, future growth and expansion initiatives, satisfy our REIT distribution requirements and debt service obligations, or refinance our existing indebtedness.
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
We have reviewed our policies and estimates to determine our critical accounting policies for the year ended December 31, 2023. We have identified the following policies as critical to an understanding of our results of operations and financial condition. This is not a comprehensive list of our accounting policies. See note 1 to our consolidated financial statements included in this Annual Report for a summary of our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.
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
In October 2019, the Supreme Court of India issued a ruling regarding the definition of AGR and associated fees and charges, which was reaffirmed in both March 2020 and July 2021 with respect to the total charges, which may (a) have a material financial impact on certain of our customers and (b) affect their ability to perform their obligations under agreements with us. In September 2020, the Supreme Court of India defined the expected timeline of ten years for payments owed under the ruling. In September 2021, the government of India approved a relief package that, among other things, included (i) a four-year moratorium on the payment of AGR fees owed and (ii) a prospective change in the definition of AGR. In the third quarter of 2022, one of our largest customers in India, VIL, communicated that it would make partial payments of its contractual amounts owed to us and indicated that it would continue to make partial payments for the remainder of 2022. In late 2022, VIL had communicated its intent to resume payments in full under its contractual obligations owed to us beginning on January 1, 2023. However, in early 2023, VIL communicated that it would not be able to resume payments in full of its contractual obligations owed to us, and that it would instead continue to make partial payments, for which we recorded reserves in late 2022 and the first half of 2023. In the second half of 2023, VIL began making payments in full of its monthly contractual obligations owed to us.
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
The carrying value of tenant-related intangible assets in India was $344.8 million as of December 31, 2023, which represents 3% of our consolidated balance of $12.2 billion. Additionally, a significant reduction in customer-related cash flows in India could also impact our tower portfolio and network location intangible assets. The carrying values of our tower portfolio and network location intangible assets in India were $916.2 million and $243.6 million, respectively, as of December 31, 2023, which represent 10% and 8% of our consolidated balances of $8.8 billion and $3.2 billion, respectively.
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
In 2023, we initiated a strategic review of our India business, where we evaluated the appropriate level of exposure to the India market within our global portfolio of communications assets, and assessed opportunities to repurpose capital to drive long-term shareholder value and sustained growth. The strategic review concluded in January 2024 with our signed agreement with DIT for the Pending ATC TIPL Transaction. During the process, and based on information gathered therein, we updated our estimate on the fair value of the India reporting unit and determined that the carrying value exceeded fair value. We performed a quantitative goodwill impairment test for the quarter ended September 30, 2023 using, among other things, the information obtained from third parties to compare the fair value of the India reporting unit to its carrying amount, including goodwill. The result of our goodwill impairment test indicated that the carrying amount of our India reporting unit exceeded our estimated fair value. As a result, we recorded a goodwill impairment charge of $322.0 million.
We also performed our annual goodwill impairment test as of December 31, 2023. The results of the annual goodwill impairment test indicated that the carrying amount of our Spain reporting unit exceeded its estimated fair value, as calculated under an income approach using future discounted cash flows. As a result, we recorded a goodwill impairment charge of $80.0 million. The key assumptions utilized in the discounted cash flow analysis include current operating performance, terminal revenue growth rate, management’s expectations of future operating results and cash requirements, the current weighted average cost of capital and an expected tax rate. The reduction in the fair value of the Spain reporting unit was due to an increase in the weighted average cost of capital.
The goodwill impairment charges in India and Spain are recorded in Goodwill impairment in the accompanying consolidated statements of operations. During the year ended December 31, 2023, no other goodwill impairment was identified as the fair value of each of our reporting units was in excess of its carrying amount.
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
Our revenue from leasing arrangements, including fixed escalation clauses present in non-cancellable lease arrangements, is reported on a straight-line basis over the term of the respective leases when collectibility is probable. Escalation clauses tied to a consumer price index or other inflation-based indices, and other incentives present in lease agreements with our tenants, are excluded from the straight-line calculation. Total property straight-line revenues for the years ended December 31, 2023, 2022 and 2021 were $472.0 million, $499.8 million and $465.6 million, respectively. Amounts billed upfront in connection with the execution of lease agreements are initially deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets and recognized as revenue over the terms of the applicable lease arrangements. Amounts billed or received for services prior to being earned are deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets until the criteria for recognition have been met. Periodically, we provide lease incentives to our tenants. If incentives are present in our leases, they are evaluated to determine proper treatment and, to the extent present, are recorded in Other current assets and Other non-current assets in the consolidated balance sheets and amortized on a straight line basis over the corresponding lease term as a non-cash reduction to revenue.
We derive the largest portion of our revenues, corresponding trade receivables and the related deferred rent asset from a small number of tenants in the telecommunications industry, with 45% of our revenues derived from three tenants. In addition, we have concentrations of credit risk in certain geographic areas. We mitigate the concentrations of credit risk with respect to notes and trade receivables by actively monitoring the creditworthiness of our borrowers and tenants. In recognizing tenant revenue we assess the collectibility of both the amounts billed and the portion recognized on a straight-line basis. This assessment takes tenant credit risk and business and industry conditions into consideration to ultimately determine the collectibility of the amounts billed. To the extent the amounts, based on management’s estimates, may not be collectible, recognition is deferred until such point as the uncertainty is resolved. Any amounts that were previously recognized as revenue and are subsequently determined to present a risk of collection are reserved as bad debt expense. Accounts receivable are reported net of allowances for doubtful accounts related to estimated losses resulting from a tenant’s inability to make required payments and allowances for amounts invoiced whose collectibility is not reasonably assured.
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
The following table provides information as of December 31, 2023 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. For more information, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and note 8 to our consolidated financial statements included in this Annual Report.

Long-Term Debt	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$2,273.3	$3,729.9	$3,354.1	$4,593.6	$6,078.8	$14,911.1	$34,940.8	$32,454.3
Weighted-Average Interest Rate (a)	3.78%	2.67%	2.58%	2.54%	4.03%	3.19%
Variable Rate Debt (b)	$914.2	$—	$723.4	$1,000.0	$1,603.4	$—	$4,241.0	$4,241.1
Weighted-Average Interest Rate (b)(c)	4.99%	—%	6.09%	6.58%	6.57%	—%
_______________
(a)    Fixed rate debt consisted of: Securities issued in the Trust Securitizations; Securities issued in the 2015-2 Securitization; our senior unsecured notes (see note 8 to our consolidated financial statements included in this Annual Report for a detailed description of all such senior unsecured notes); and other debt including finance leases.
(b)    Variable rate debt consisted of: the 2021 Multicurrency Credit Facility, which matures on July 1, 2026; the 2021 Credit Facility, which matures on Ju1y 1, 2028; the 2021 Term Loan, which matures on January 31, 2027; the 2021 EUR Three Year Delayed Draw Term Loan, which matures on May 28, 2024; and other debt including the Nigeria Letters of Credit.
(c)    Based on rates effective as of December 31, 2023.
Interest Rate Risk
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of December 31, 2023 consisted of $723.4 million under the 2021 Multicurrency Credit Facility, $1.6 billion under the 2021 Credit Facility, $1.0 billion under the 2021 Term Loan, $910.7 million under the 2021 EUR Three Year Delayed Draw Term Loan, and $3.4 million under the Nigeria Letters of Credit. A 10% increase in current interest rates would result in an additional $26.1 million of interest expense for the year ended December 31, 2023.

Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency fluctuations. For the year ended December 31, 2023, 44% of our revenues and 53% of our total operating expenses were denominated in foreign currencies.
As of December 31, 2023, we have incurred intercompany debt that is not considered to be permanently reinvested, and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $35.6 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the year ended December 31, 2023. As of December 31, 2023, we have 7.5 billion EUR (approximately $8.3 billion) denominated debt outstanding. An adverse change of 10% in the underlying exchange rates of our outstanding EUR debt would result in $0.9 billion of foreign currency losses that would be included in Other expense in our consolidated statements of operations for the year ended December 31, 2023.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Item 15 (a).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2023 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting
Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and our Board regarding the preparation and fair presentation of published financial statements.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023.
In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting is effective.
Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued an attestation report on management’s internal control over financial reporting, which is included in this Item 9A under the caption “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of American Tower Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 27, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 27, 2024

ITEM 9B.	OTHER INFORMATION.
(c) Insider Trading Arrangements and Policies
Rule 10b5-1 Plans
Rodney M. Smith, our Executive Vice President, Chief Financial Officer and Treasurer, entered into a pre-arranged stock trading plan on November 9, 2023. Mr. Smith’s plan provides for the potential exercise of vested stock options and associated sale of up to 23,019 shares of our common stock between March 1, 2024 and March 8, 2024.

Samme Thompson, one of our Directors, entered into a pre-arranged stock trading plan on October 27, 2023. Mr. Thompson’s plan provides for the potential exercise of vested stock options and associated sale of up to 5,054 shares of our common stock between February 26, 2024 and March 8, 2024.
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

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our executive officers and their respective ages and positions as of February 20, 2024 are set forth below:

Steven O. Vondran	53	President and Chief Executive Officer
Rodney M. Smith	58	Executive Vice President, Chief Financial Officer and Treasurer
Thomas A. Bartlett	65	Advisor to the Chief Executive Officer (until May 1, 2024)
Ruth T. Dowling	54	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
Sanjay Goel	56	Executive Vice President and President, Asia-Pacific
Robert J. Meyer	60	Senior Vice President and Chief Accounting Officer
Eugene M. Noel	55	Executive Vice President and President, U.S. Tower Division
Olivier Puech	56	Executive Vice President and President, Latin America and EMEA

Steven O. Vondran is our President and Chief Executive Officer. Mr. Vondran joined us in 2000 as a member of our corporate legal team and served in a variety of positions until August 2004 when he was appointed Senior Vice President of our U.S. Leasing Operations. In August 2010, Mr. Vondran was appointed Senior Vice President, General Counsel of our U.S. Tower Division and served in that role until August 2018, when he was appointed Executive Vice President, U.S. Tower Division, a role that he served in until November 2023. Mr. Vondran joined the Cellular Telecommunications Industry Association (CTIA) Board in September 2018, and, in October 2018, he joined the Board of Directors for the Wireless Infrastructure Association (WIA). Prior to joining us, Mr. Vondran was an associate at the law firm of Lewellen & Frazier LLP, served as a telecommunications consultant with the firm of Young & Associates, Inc., and was a Law Clerk to the Hon. John Stroud on the Arkansas Court of Appeals. He received his J.D. with high honors from the University of Arkansas at Little Rock School of Law and a Bachelor of Arts in Economics and Business from Hendrix College.
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
Thomas A. Bartlett is currently advisor to the Chief Executive Officer, a role he is expected to hold until his retirement from the Company on May 1, 2024. Prior to such role, Mr. Bartlett served as our President and Chief Executive Officer since March 2020. Mr. Bartlett joined us in April 2009 and served as our Executive Vice President and Chief Financial Officer until March 2020, and also served as our Treasurer from February 2012 to December 2013, and again from July 2017 to August 2018. Prior to joining us, Mr. Bartlett served as Senior Vice President and Corporate Controller with Verizon Communications. During his 25-year career with Verizon Communications and its predecessor companies and affiliates, he served in numerous operations and business development roles, including as President and Chief Executive Officer of Bell Atlantic International Wireless from 1995 through 2000, where he was responsible for wireless activities in certain regions of North America, Latin America, Europe and Asia. In addition, Mr. Bartlett served as CEO of Iusacell, a publicly traded, nationwide cellular company in Mexico, CEO of Verizon's Global Solutions Inc., a global connectivity business providing lit and dark fiber services primarily to global enterprises, and as an Area President for Verizon’s U.S. wireless business, where he was responsible for all operational aspects of the business in the Northeast and Mid-Atlantic states. He began his career at Deloitte, Haskins & Sells. Mr. Bartlett is a member of the World Economic Forum’s Information and Communications Technologies (ICT) Board of Governors, the National Association of Real Estate Investment Trust (NAREIT) Executive Committee and the Business Roundtable. He currently serves on the Board of Directors of Otis Worldwide Corporation, sits on the Samaritans advisory council, is on the Board of Advisors of the Rutgers Business School and is on the Massachusetts Institute of Technology Presidential CEO Advisory Board. He earned an M.B.A. from Rutgers University and a Bachelor of Science degree in Industrial Engineering from Lehigh University.
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
Eugene M. Noel is our Executive Vice President and President, U.S. Tower Division. Prior to this role, Mr. Noel served as Senior Vice President and Chief Operating Officer, U.S. Tower Division, and has been with American Tower since 2011. Mr. Noel has more than 25 years of network deployment experience in the telecommunications industry. Prior to joining us, he was Vice President of Network Development for LightSquared (now Ligado Networks), with responsibility for the development and implementation of the company’s national network deployment strategy. He spent 11 years with Sprint Nextel, beginning as Director of Radio Services, then becoming Vice President for Northeast Site Development, and finally becoming Vice President for National Site Development. Mr. Noel is a graduate of East Carolina University with a Bachelor of Science in Industrial Engineering and has earned an Executive Certificate from the McDonough School of Business at Georgetown University. Mr. Noel is a board member of the Tower Families Foundation and a former board member of Warriors for Wireless.
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
The information under “Election of Directors” and “Delinquent Section 16(a) Reports,” if applicable, from the Definitive Proxy Statement is incorporated herein by reference. Information required by this item pursuant to Item 407(c)(3) of SEC Regulation S-K relating to our procedures by which security holders may recommend nominees to our Board, and pursuant to Item 407(d)(4) and 407(d)(5) of SEC Regulation S-K relating to our audit committee financial experts and identification of the audit committee of our Board, is contained in the Definitive Proxy Statement under “Corporate Governance” and is incorporated herein by reference.
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

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.

2.1	Agreement and Plan of Merger by and between American Tower Corporation and American Tower REIT, Inc., dated as of August 24, 2011	8-K	001-14195	August 25, 2011	2.1

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.1

3.2	Certificate of Merger, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.2

3.3	Amended and Restated By-Laws of the Company, effective as of December 13, 2023	8-K	001-14195	December 14, 2023	3.1

3.4	Certificate of Designations of the 5.25% Mandatory Convertible Preferred Stock, Series A, of the Company as filed with the Secretary of State of the State of Delaware, effective as of May 12, 2014	8-K	001-14195	May 12, 2014	3.1

3.5	Certificate of Designations of the 5.50% Mandatory Convertible Preferred Stock, Series B, of the Company as filed with the Secretary of State of the State of Delaware, effective as of March 3, 2015	8-K	001-14195	March 3, 2015	3.1

4.1	Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee	S-3ASR	333-188812	May 23, 2013	4.12

4.2	Supplemental Indenture No. 1, dated as of August 19, 2013, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 5.00% Senior Notes due 2024	8-K	001-14195	August 19, 2013	4.1

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
4.3	Supplemental Indenture No. 3, dated as of May 7, 2015, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 4.000% Senior Notes due 2025	8-K	001-14195	May 7, 2015	4.1

4.4	Supplemental Indenture No. 4, dated as of January 12, 2016, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 4.400% Senior Notes due 2026	8-K	001-14195	January 12, 2016	4.1

4.5	Supplemental Indenture No. 5, dated as of May 13, 2016, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.375% Senior Notes due 2026	8-K	001-14195	May 13, 2016	4.1

4.6	Supplemental Indenture No. 6, dated as of September 30, 2016, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.125% Senior Notes due 2027	8-K	001-14195	September 30, 2016	4.1

4.7	Supplemental Indenture No. 7, dated as of April 6, 2017, to Indenture dated as of May 23, 2013, by and among the Company, U.S. Bank National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 1.375% Senior Notes due 2025	8-K	001-14195	April 6, 2017	4.1

4.8	Supplemental Indenture No. 8, dated as of June 30, 2017, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.55% Senior Notes due 2027	8-K	001-14195	June 30, 2017	4.1

4.9	Supplemental Indenture No. 9, dated as of December 8, 2017, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.600% Senior Notes due 2028	8-K	001-14195	December 8, 2017	4.1

4.10	Supplemental Indenture No. 10, dated as of May 22, 2018, to Indenture dated as of May 23, 2013, by and among the Company and U.S. Bank National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 1.950% Senior Notes due 2026	8-K	001-14195	May 22, 2018	4.1

4.11	Supplemental Indenture No. 11, dated as of March 15, 2019, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.375% Senior Notes due 2024 and the 3.950% Senior Notes due 2029	8-K	001-14195	March 15, 2019	4.1

4.12	Indenture dated as of June 4, 2019, by and between the Company and U.S. Bank National Association, as Trustee	S-3ASR	333-231931	June 4, 2019	4.22

4.13	Supplemental Indenture No. 1, dated as of June 13, 2019, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 2.950% Senior Notes due 2025 and the 3.800% Senior Notes due 2029	8-K	001-14195	June 13, 2019	4.1

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
4.14	Supplemental Indenture No. 2, dated as of October 3, 2019, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 2.750% Senior Notes due 2027 and the 3.700% Senior Notes due 2049	8-K	001-14195	October 3, 2019	4.1

4.15	Supplemental Indenture No. 3, dated as of January 10, 2020, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 2.400% Senior Notes due 2025 and the 2.900% Senior Notes due 2030	8-K	001-14195	January 10, 2020	4.1

4.16	Supplemental Indenture No. 4, dated as of June 3, 2020, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 1.300% Senior Notes due 2025, the 2.100% Senior Notes due 2030 and the 3.100% Senior Notes due 2050	8-K	001-14195	June 3, 2020	4.1

4.17	Supplemental Indenture No. 5, dated as of September 10, 2020, to Indenture dated as of June 4, 2019, by and among the Company, U.S. Bank National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 0.500% Senior Notes due 2028 and the 1.000% Senior Notes due 2032	8-K	001-14195	September 10, 2020	4.1

4.18	Supplemental Indenture No. 6, dated as of September 28, 2020, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 1.875% Senior Notes due 2030	8-K	001-14195	September 28, 2020	4.1

4.19	Supplemental Indenture No. 7, dated as of November 20, 2020, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 0.600% Senior Notes due 2024, the 1.500% Senior Notes due 2028 and the 2.950% Senior Notes due 2051	8-K	001-14195	November 20, 2020	4.1

4.20	Supplemental Indenture No. 8, dated as of March 29, 2021, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 1.600% Senior Notes due 2026 and the 2.700% Senior Notes due 2031	8-K	001-14195	March 29, 2021	4.1

4.21	Supplemental Indenture No. 9, dated as of May 21, 2021, to Indenture dated as of June 4, 2019, by and among the Company, U.S. Bank National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 0.450% Senior Notes due 2027, the 0.875% Senior Notes due 2029 and the 1.250% Senior Notes due 2033	8-K	001-14195	May 21, 2021	4.1

4.22	Supplemental Indenture No. 10, dated as of September 27, 2021, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 1.450% Senior Notes due 2026 and the 2.300% Senior Notes due 2031	8-K	001-14195	September 27, 2021	4.1

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
4.23	Supplemental Indenture No. 11, dated as of October 5, 2021, to Indenture dated as of June 4, 2019, by and among the Company, U.S. Bank National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 0.400% Senior Notes due 2027 and the 0.950% Senior Notes due 2030	8-K	001-14195	October 5, 2021	4.1

4.24	Supplemental Indenture No. 12, dated as of April 1, 2022, by and between American Tower Corporation and U.S. Bank Trust Company, National Association, as Trustee, for the 3.650% Senior Notes due 2027 and the 4.050% Senior Notes due 2032	8-K	001-14195	April 1, 2022	4.1

4.25	Indenture dated as of June 1, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee	S-3ASR	333-265348	June 1, 2022	4.32

4.26	Supplemental Indenture No. 1, dated as of March 3, 2023, to Indenture dated as of June 1, 2022, by and between American Tower Corporation and U.S. Bank Trust Company, National Association, as Trustee, for the 5.500% Senior Notes due 2028 and the 5.650% Senior Notes due 2033	8-K	001-14195	March 3, 2023	4.1

4.27	Supplemental Indenture No. 2, dated as of May 16, 2023, to Indenture dated as of June 1, 2022 by and among the Company, U.S. Bank Trust Company, National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 4.125% Senior Notes due 2027 and the 4.625% Senior Notes due 2031	8-K	001-14195	May 16, 2023	4.1

4.28	Supplemental Indenture No. 3, dated as of May 25, 2023, to Indenture dated as of June 1, 2022, by and between American Tower Corporation and U.S. Bank Trust Company, National Association, as Trustee, for the 5.250% Senior Notes due 2028 and the 5.550% Senior Notes due 2033	8-K	001-14195	May 25, 2023	4.1

4.29	Supplemental Indenture No. 4, dated as of September 15, 2023, to Indenture dated as of June 1, 2022, by and between American Tower Corporation and U.S. Bank Trust Company, National Association, as Trustee, for the 5.800% Senior Notes due 2028 and the 5.900% Senior Notes due 2033	8-K	001-14195	September 15, 2023	4.1

4.30	Third Amended and Restated Indenture, dated May 29, 2015, by and between GTP Acquisition Partners I, LLC, ACC Tower Sub, LLC, DCS Tower Sub, LLC, GTP South Acquisitions II, LLC, GTP Acquisition Partners II, LLC, GTP Acquisition Partners, III, LLC, GTP Infrastructure I, LLC, GTP Infrastructure II, LLC, GTP Infrastructure III, LLC, GTP Towers VIII, LLC, GTP Towers I, LLC, GTP Towers II, LLC, GTP Towers IV, LLC, GTP Towers V, LLC, GTP Towers VII, LLC, GTP Towers IX, LLC, PCS Structures Towers, LLC and GTP TRS I LLC, as Obligors, and The Bank of New York Mellon, as Trustee	10-Q	001-14195	July 29, 2015	4.2

4.31	Series 2015-2 Supplement, dated May 29, 2015, to the Third Amended and Restated Indenture dated May 29, 2015	10-Q	001-14195	July 29, 2015	4.4

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
4.32	Description of Registrant’s Securities	Filed herewith as Exhibit 4.32	—	—	—

10.1	American Tower Corporation 2000 Employee Stock Purchase Plan, as amended and restated	10-Q	001-14195	October 28, 2021	10.1

10.2*	American Tower Corporation 2007 Equity Incentive Plan	DEF 14A	001-14195	March 22, 2017	Annex A

10.3*	Amendment to American Tower Corporation 2007 Equity Incentive Plan	8-K	001-14195	March 14, 2017	10.1

10.4*	Form of Restricted Stock Unit Agreement (U.S. Employee / Non-Employee Director) (For grants made beginning March 1, 2019 - December 4, 2022 (Non-Employee Directors) / September 30, 2023 (U.S. Employees)) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-K	001-14195	February 27, 2019	10.10

10.5*	Form of Restricted Stock Unit Agreement (Non-U.S. Employee) (For grants made beginning March 1, 2019) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-K	001-14195	February 27, 2019	10.11

10.6*	Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (U.S. Employee) (For grants made beginning April 11, 2020) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	8-K/A	001-14195	April 16, 2020	10.1

10.7*	Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (Non-U.S. Employee) (For grants made beginning June 1, 2021) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-Q	001-14195	July 29, 2021	10.1

10.8*	Form of Restricted Stock Unit Agreement (Non-Employee Director) (For grants made beginning December 5, 2022) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-K	001-14195	February 23, 2023	10.9

10.9*	Form of Restricted Stock Units Agreement (U.S. Employee) (For grants made October 1, 2023 – December 31, 2023) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-Q	001-14195	October 26, 2023	10.1

10.10*	Form of Restricted Stock Units Agreement (Non-U.S. Employee) (For grants made October 1, 2023 – December 31, 2023) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-Q	001-14195	October 26, 2023	10.2

10.11*	Form of Restricted Stock Units Agreement (Non-Employee Director) (For grants made beginning October 1, 2023) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-Q	001-14195	October 26, 2023	10.3

10.12*	Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (U.S. Employee) (For grants made beginning October 1, 2023) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-Q	001-14195	October 26, 2023	10.4

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
10.13*	Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (Non-U.S. Employee) (For grants made beginning October 1, 2023) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-Q	001-14195	October 26, 2023	10.5

10.14*	Form of Restricted Stock Units Agreement (U.S. Employee) (For grants made beginning January 1, 2024) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	Filed herewith as Exhibit 10.14	—	—	—

10.15*	Form of Restricted Stock Units Agreement (Non-U.S. Employee) (For grants made beginning January 1, 2024) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	Filed herewith as Exhibit 10.15	—	—	—

10.16	Second Amended and Restated Loan and Security Agreement, dated as of March 29, 2018, by and between American Tower Asset Sub, LLC and American Tower Assets Sub II, LLC, as Borrowers, and U.S. Bank National Association, as Trustee for American Tower Trust I, as Lender	10-Q	001-14195	May 2, 2018	10.2

10.17	Second Supplement and Amendment dated as of March 13, 2023 to the Second Amended and Restated Loan and Security Agreement dated as of March 29, 2018, by and among American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, and U.S. Bank Trust Company, National Association, as Trustee for American Tower Trust I Secured Tower Revenue Securities as Lender	10-Q	001-14195	April 26, 2023	10.1

10.18	First Amended and Restated Management Agreement, dated as of March 15, 2013, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Owners, and SpectraSite Communications, LLC, as Manager	10-Q	001-14195	May 1, 2013	10.2

10.19	Second Amended and Restated Trust and Servicing Agreement, dated as of March 29, 2018, by and among American Tower Depositor Sub, LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, and U.S. Bank National Association, as Trustee	10-Q	001-14195	May 2, 2018	10.3

10.20	Second Trust Agreement Supplement and Amendment dated as of March 13, 2023 to Second Amended and Restated Trust and Servicing Agreement dated as of March 29, 2018, by and among American Tower Depositor Sub, LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, and U.S. Bank Trust Company, National Association, as Trustee	10-Q	001-14195	April 26, 2023	10.3

10.21	Second Amended and Restated Cash Management Agreement, dated as of March 29, 2018, by and among American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, and U.S. Bank National Association, as Trustee for American Tower Trust I Secured Tower Revenue Securities, as Lender, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, U.S. Bank National Association, as Agent, and SpectraSite Communications, LLC, as Manager	10-Q	001-14195	May 2, 2018	10.4

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
10.22	First Amendment dated as of March 13, 2023 to the Second Amended and Restated Cash Management Agreement dated as of March 29, 2018, by and among American Tower Asset Sub, LLC, American Tower Asset Sub II, LLC, the Borrowers party thereto, U.S. Bank Trust Company, National Association, as Trustee for American Tower Trust I Secured Tower Revenue Securities as Lender, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, U.S. Bank National Association, as Agent, and Spectrasite Communications, LLC, as Manager	10-Q	001-14195	April 26, 2023	10.2

10.23	Agreement to Sublease by and among ALLTEL Communications, Inc. the ALLTEL entities and American Towers, Inc. and American Tower Corporation, dated December 19, 2000	10-K	001-14195	April 2, 2001	2.2

10.24	Lease and Sublease, dated as of December 14, 2000, by and among SBC Tower Holdings LLC, Southern Towers, Inc., SBC Wireless, LLC and SpectraSite Holdings, Inc.	SpectraSite Holdings, Inc. Quarterly Report on Form 10-Q	000-27217	May 11, 2001	10.2

10.25**	Amendment to Lease and Sublease, dated September 30, 2008, by and between SpectraSite, LLC, American Tower Asset Sub II, LLC, SBC Wireless, LLC and SBC Tower Holdings LLC	10-Q	001-14195	May 8, 2009	10.7

10.26*	Summary Compensation Information for Current Named Executive Officers	8-K	001-14195	March 1, 2022	Item 5.02(e)

10.27	Form of Waiver and Termination Agreement	8-K	001-14195	March 5, 2009	10.4

10.28*	American Tower Corporation Severance Plan, as Amended and Restated, as of January 1, 2024	Filed herewith as Exhibit 10.28	—	—	—

10.29*	American Tower Corporation Severance Plan, Program for Executive Vice Presidents and Chief Executive Officer, as of January 1, 2024	Filed herewith as Exhibit 10.29	—	—	—

10.30*	Letter Agreement, dated as of October 25, 2023, by and between the Company and Eugene M. Noel	Filed herewith as Exhibit 10.30	—	—	—

10.31*	Letter Agreement, dated as of February 5, 2024, by and between the Company and Steven O. Vondran	Filed herewith as Exhibit 10.31	—	—	—

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
10.32
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
		10-K	001-14195	February 25, 2021	10.45

10.33	First Amendment to 3-Year Term Loan Agreement, dated as of December 8, 2021, among the Company, as Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders under the Company’s 3-Year Term Loan Agreement, dated as of February 10, 2021	10-K	001-14195	February 25, 2022	10.28

10.34
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
		10-K	001-14195	February 25, 2022	10.29

10.35	Amendment No. 1 to the Third Amended and Restated Multicurrency Revolving Credit Agreement, dated as of June 29, 2023, among the Company and certain of its subsidiaries as borrowers, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of lenders under the Third Amended and Restated Multicurrency Revolving Credit Agreement, dated as of December 8, 2021	10-Q	001-14195	July 27, 2023	10.2

10.36
Fourth Amended and Restated Revolving Credit Agreement, dated as of December 8, 2021, among the Company, as Borrowers, Toronto Dominion (Texas) LLC, as Administrative Agent and Swingline Lender, BofA Securities, Inc., TD Securities (USA) LLC, Mizuho Bank, Ltd., Barclays Bank PLC, Citibank, N.A., JPMorgan Chase Bank, N.A., RBC Capital Markets and Morgan Stanley MUFG Loan Partners, LLC, as Joint Lead Arrangers and Joint Bookrunners, Mizuho Bank, Ltd., as Syndication Agent, and BofA Securities, Inc., Barclays Bank PLC, Citibank, N.A, JPMorgan Chase Bank, N.A., Royal Bank of Canada and Morgan Stanley MUFG Loan Partners, LLC, as Co-Documentation Agents
		10-K	001-14195	February 25, 2022	10.30

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
10.37	Amendment No. 1 to the Fourth Amended and Restated Revolving Credit Agreement, dated as of June 29, 2023, among the Company and certain of its subsidiaries as borrowers, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of lenders under the Fourth Amended and Restated Revolving Credit Agreement, dated as of December 8, 2021	10-Q	001-14195	July 27, 2023	10.3

10.38
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
		10-K	001-14195	February 25, 2022	10.31

10.39	Amendment No. 1 to the Second Amended and Restated Term Loan Agreement, dated as of June 29, 2023, among the Company, as borrower, Mizuho Bank, Ltd., as administrative agent, and a majority of the lenders under the Second Amended and Restated Term Loan Agreement, dated as of December 8, 2021	10-Q	001-14195	July 27, 2023	10.1

10.40	Master Agreement, dated as of February 5, 2015, among the Company and Verizon Communications Inc.	10-K	001-14195	February 24, 2015	10.45

10.41	Master Prepaid Lease, dated as of March 27, 2015, among certain subsidiaries of the Company and Verizon Communications Inc.	10-Q	001-14195	April 30, 2015	10.8

10.42	Sale Site Master Lease Agreement, dated as of March 27, 2015, among certain subsidiaries of the Company, Verizon Communications Inc. and certain of its subsidiaries	10-Q	001-14195	April 30, 2015	10.9

10.43	MPL Site Master Lease Agreement, dated as of March 27, 2015, among Verizon Communications Inc. and certain of its subsidiaries and ATC Sequoia LLC	10-Q	001-14195	April 30, 2015	10.10

10.44	Management Agreement, dated as of March 27, 2015, among Verizon Communications Inc., and certain of its subsidiaries and ATC Sequoia LLC	10-Q	001-14195	April 30, 2015	10.11

10.45	Agreement For the Sale and Purchase of the Towers Europe Division of Telxius Telecom, S.A., dated as of January 13, 2021, between Telxius Telecom, S.A. and American Tower International, Inc.	10-K	001-14195	February 25, 2021	10.41

10.46	Agreement For the Sale and Purchase of the Towers LatAm Division of Telxius Telecom, S.A., dated as of January 13, 2021, between Telxius Telecom, S.A. and American Tower International, Inc.	10-K	001-14195	February 25, 2021	10.42

Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
21	Subsidiaries of the Company	Filed herewith as Exhibit 21	—	—	—

23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP	Filed herewith as Exhibit 23	—	—	—

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1	—	—	—

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2	—	—	—

32	Certifications filed pursuant to 18. U.S.C. Section 1350	Filed herewith as Exhibit 32	—	—	—

97	American Tower Corporation Compensation Recovery Policy	Filed herewith as Exhibit 97	—	—	—

101	The following materials from American Tower Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): 101.SCH—Inline XBRL Taxonomy Extension Schema Document 101.CAL—Inline XBRL Taxonomy Extension Calculation Linkbase Document 101.LAB—Inline XBRL Taxonomy Extension Label Linkbase Document 101.PRE—Inline XBRL Taxonomy Extension Presentation Linkbase Document 101.DEF—Inline XBRL Taxonomy Extension Definition	Filed herewith as Exhibit 101	—	—	—

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	—

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(a)(3).

**	The exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of the exhibit have been omitted and are marked by an asterisk.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February, 2024.

AMERICAN TOWER CORPORATION

By:	/S/ STEVEN O. VONDRAN
Steven O. Vondran President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEVEN O. VONDRAN	President and Chief Executive Officer (Principal Executive Officer), Director	February 27, 2024
Steven O. Vondran

/S/ RODNEY M. SMITH	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 27, 2024
Rodney M. Smith

/S/ ROBERT J. MEYER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2024
Robert J. Meyer

/S/ KELLY C. CHAMBLISS	Director	February 27, 2024
Kelly C. Chambliss

/S/ TERESA H. CLARKE	Director	February 27, 2024
Teresa H. Clarke

/S/ RAYMOND P. DOLAN	Director	February 27, 2024
Raymond P. Dolan

/S/ KENNETH R. FRANK	Director	February 27, 2024
Kenneth R. Frank

/S/ ROBERT D. HORMATS	Director	February 27, 2024
Robert D. Hormats

/S/ GRACE D. LIEBLEIN	Director	February 27, 2024
Grace D. Lieblein

/S/ CRAIG MACNAB	Director	February 27, 2024
Craig Macnab

/S/ JOANN A. REED	Director	February 27, 2024
JoAnn A. Reed

/S/ PAMELA D. A. REEVE	Chair of the Board, Director	February 27, 2024
Pamela D. A. Reeve

/S/ BRUCE L. TANNER	Director	February 27, 2024
Bruce L. Tanner

/S/ SAMME L. THOMPSON	Director	February 27, 2024
Samme L. Thompson

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of American Tower Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
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
Determination of fair value of the Spain reporting unit - Refer to Notes 1, 5, 11, and 16 to the financial statements.
Critical Audit Matter Description
The Company reviews goodwill for impairment at least annually or whenever events or circumstances indicate the carrying value of an asset may not be recoverable. The Company’s evaluation of recovery of goodwill involves the comparison of the carrying amount of a reporting unit, inclusive of allocated goodwill, to the fair value of the applicable reporting unit. If goodwill is determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the reporting unit exceeds the fair value of the reporting unit. Fair value is generally determined using discounted forecasted cash flows.
The Company performed its annual impairment test as of December 31, 2023 for the Spain reporting unit. The resulting fair value was compared to the reporting unit’s carrying amount, which indicated that the carrying amount exceeded the estimated fair value. Accordingly, the Company recorded an impairment charge of $80.0 million in the consolidated statement of operations. The remaining goodwill allocated to the Spain reporting unit as of December 31, 2023 was $737.6 million.
We identified the determination of the fair value of the Spain reporting unit, along with the resulting impairment charge, as a critical audit matter due to the significant judgments made by management to estimate the fair value of the reporting unit. There was a high degree of auditor judgment in evaluating management’s assumptions and estimates related to revenue growth rate, margin projections, and discount rate used in the determination of fair value based upon a discounted cash flow model.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the determination of fair value of the Spain reporting unit and the recording of a goodwill impairment charge included the following, among others:
•We tested the effectiveness of internal controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Spain reporting unit.
•We evaluated the reasonableness of management’s future contracted revenue, revenue growth rates, and margin projections used in the discounted cash flow model to:
◦Historical results.
◦Internal communications to management and the Board of Directors and external communications to investors.
◦Forecasted information included in analyst and industry reports for the Company and the Spanish market.
•With the assistance of our business valuation specialists, we evaluated the reasonableness of the discount rate used in the discounted cash flow model.
•We recalculated the carrying amount of the reporting unit.
•We reperformed the comparison of the fair value to the carrying amount and recalculated the amount of the resulting impairment charge.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 27, 2024
We have served as the Company’s auditor since 1997.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,973.3	$2,028.4
Restricted cash	120.1	112.3
Accounts receivable, net	669.7	758.3
Prepaid and other current assets	946.9	723.3
Total current assets	3,710.0	3,622.3
PROPERTY AND EQUIPMENT, net	19,788.8	19,998.3
GOODWILL	12,639.0	12,956.7
OTHER INTANGIBLE ASSETS, net	16,520.7	17,983.3
DEFERRED TAX ASSET	179.1	129.2
DEFERRED RENT ASSET	3,521.8	3,039.1
RIGHT-OF-USE ASSET	8,878.8	8,918.9
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	789.4	546.7
TOTAL	$66,027.6	$67,194.5
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$258.7	$218.6
Accrued expenses	1,280.6	1,344.2
Distributions payable	906.2	745.3
Accrued interest	387.0	261.0
Current portion of operating lease liability	794.6	788.9
Current portion of long-term obligations	3,187.5	4,514.2
Unearned revenue	434.7	439.7
Total current liabilities	7,249.3	8,311.9
LONG-TERM OBLIGATIONS	35,734.0	34,156.0
OPERATING LEASE LIABILITY	7,438.7	7,591.9
ASSET RETIREMENT OBLIGATIONS	2,158.2	2,047.4
DEFERRED TAX LIABILITY	1,361.4	1,492.0
OTHER NON-CURRENT LIABILITIES	1,220.6	1,186.8
Total liabilities	55,162.2	54,786.0
COMMITMENTS AND CONTINGENCIES
EQUITY (shares in thousands):
Common stock: $0.01 par value; 1,000,000 shares authorized; 477,300 and 476,623 shares issued; and 466,296 and 465,619 shares outstanding, respectively	4.8	4.8
Additional paid-in capital	14,872.9	14,689.0
Distributions in excess of earnings	(3,638.8)	(2,101.9)
Accumulated other comprehensive loss	(5,739.5)	(5,718.3)
Treasury stock (11,004 shares at cost)	(1,301.2)	(1,301.2)
Total American Tower Corporation equity	4,198.2	5,572.4
Noncontrolling interests	6,667.2	6,836.1
Total equity	10,865.4	12,408.5
TOTAL	$66,027.6	$67,194.5
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
REVENUES:
Property	$11,001.2	$10,470.0	$9,109.6
Services	143.0	241.1	247.3
Total operating revenues	11,144.2	10,711.1	9,356.9
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property	3,200.5	3,156.4	2,585.3
Services	60.1	107.4	96.7
Depreciation, amortization and accretion	3,086.5	3,355.1	2,332.6
Selling, general, administrative and development expense	992.5	972.3	811.6
Other operating expenses	377.7	767.6	398.7
Goodwill impairment	402.0	—	—
Total operating expenses	8,119.3	8,358.8	6,224.9
OPERATING INCOME	3,024.9	2,352.3	3,132.0
OTHER INCOME (EXPENSE):
Interest income	143.4	71.6	40.4
Interest expense	(1,398.2)	(1,136.5)	(870.9)
Loss on retirement of long-term obligations	(0.3)	(0.4)	(38.2)
Other (expense) income (including foreign currency (losses) gains of $(330.8), $449.4, and $557.9 respectively)	(248.5)	433.7	566.1
Total other expense	(1,503.6)	(631.6)	(302.6)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,521.3	1,720.7	2,829.4
Income tax provision	(154.2)	(24.0)	(261.8)
NET INCOME	1,367.1	1,696.7	2,567.6
Net loss attributable to noncontrolling interests	116.2	69.1	0.1
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$1,483.3	$1,765.8	$2,567.7
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$3.18	$3.83	$5.69
Diluted net income attributable to American Tower Corporation common stockholders	$3.18	$3.82	$5.66
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	466,063	461,519	451,498
DILUTED	467,162	462,750	453,294
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$1,367.1	$1,696.7	$2,567.6
Other comprehensive (loss) income:
Changes in fair value of cash flow hedges, each net of tax expense of $0	—	—	(0.0)
Reclassification of unrealized losses on cash flow hedges to net income, each net of tax expense of $0	—	—	0.1
Foreign currency translation adjustments, net of tax expense (benefit) of $0.3, $(0.8), and $(0.0), respectively.	60.2	(1,165.0)	(1,150.2)
Other comprehensive income (loss)	60.2	(1,165.0)	(1,150.1)
Comprehensive income	1,427.3	531.7	1,417.5
Comprehensive loss attributable to noncontrolling interests	34.8	254.7	169.6
Allocation of accumulated other comprehensive income resulting from purchases of noncontrolling interest and redeemable noncontrolling interests	—	—	1.1
Comprehensive income attributable to American Tower Corporation stockholders	$1,462.1	$786.4	$1,588.2

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2021	455,245	$4.6	(10,915)	$(1,282.4)	$10,473.7	$(3,759.4)	$(1,343.0)	$474.9	$4,568.4
Stock-based compensation related activity (1)	1,448	0.0	—	—	167.9	—	—	—	167.9
Issuance of common stock—stock purchase plan	68	0.0	—	—	14.3	—	—	—	14.3
Issuance of common stock	9,900	0.1	—	—	2,361.7	—	—	—	2,361.8
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(0.0)	—	—	(0.0)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	0.1	—	—	0.1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(980.7)	—	(163.4)	(1,144.1)
Adjustment to noncontrolling interest	—	—	—	—	(648.4)	47.4	—	601.0	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	3,078.2	3,078.2
Distributions to noncontrolling interest	—	—	—	—	(214.9)	—	—	(3.1)	(218.0)
Redemption of noncontrolling interest	26	0.0	—	—	1.7	—	—	(1.7)	—
Purchases of redeemable noncontrolling interests	—	—	—	—	84.2	(46.3)	—	—	37.9
Purchase of noncontrolling interest	—	—	—	—	—	—	—	10.2	10.2
Common stock distributions declared	—	—	—	—	—	—	(2,367.1)	—	(2,367.1)
Net income (loss)	—	—	—	—	—	—	2,567.7	(7.7)	2,560.0
BALANCE, DECEMBER 31, 2021	466,687	$4.7	(10,915)	$(1,282.4)	$12,240.2	$(4,738.9)	$(1,142.4)	$3,988.4	$9,069.6
Stock-based compensation related activity	676	0.0	—	—	141.9	—	—	—	141.9
Issuance of common stock—stock purchase plan	75	0.0	—	—	15.3	—	—	—	15.3
Issuance of common stock	9,185	0.1	—	—	2,291.6	—	—	—	2,291.7
Treasury stock activity	—	—	(89)	(18.8)	—	—	—	—	(18.8)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(979.4)	—	(185.6)	(1,165.0)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	3,125.4	3,125.4
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(23.0)	(23.0)
Common stock distributions declared	—	—	—	—	—	—	(2,725.3)	—	(2,725.3)
Net income (loss)	—	—	—	—	—	—	1,765.8	(69.1)	1,696.7
BALANCE, DECEMBER 31, 2022	476,623	$4.8	(11,004)	$(1,301.2)	$14,689.0	$(5,718.3)	$(2,101.9)	$6,836.1	$12,408.5
Stock-based compensation related activity	586	0.0	—	—	169.6	—	—	—	169.6
Issuance of common stock—stock purchase plan	91	0.0	—	—	14.3	—	—	—	14.3
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(21.2)	—	81.4	60.2
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	12.7	12.7
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(146.8)	(146.8)
Common stock distributions declared	—	—	—	—	—	—	(3,020.2)	—	(3,020.2)
Net income (loss)	—	—	—	—	—	—	1,483.3	(116.2)	1,367.1
BALANCE, DECEMBER 31, 2023	477,300	$4.8	(11,004)	$(1,301.2)	$14,872.9	$(5,739.5)	$(3,638.8)	$6,667.2	$10,865.4
_______________
(1)    For the year ended December 31, 2021, Additional-Paid in Capital includes $17.1 million of consideration related to the fair value of certain equity awards previously granted by CoreSite (as defined in note 6) under its equity plan that the Company assumed and converted into corresponding equity awards with respect to shares of the Company’s common stock (the “CoreSite Replacement Awards”).

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in millions)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,367.1	$1,696.7	$2,567.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	3,086.5	3,355.1	2,332.6
Stock-based compensation expense	195.7	169.3	119.5
Loss on investments, unrealized foreign currency (gain) loss and other non-cash expense	279.0	(401.2)	(535.2)
Impairments, net loss on sale of long-lived assets, non-cash restructuring and merger related expenses	739.9	684.3	196.4
Loss on early retirement of long-term obligations	0.3	0.4	38.2
Amortization of deferred financing costs, debt discounts and premiums and other non-cash interest	49.8	47.5	39.9
Deferred income taxes	(182.0)	(236.7)	(41.2)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(34.5)	(78.6)	(191.7)
Prepaid and other assets	(342.6)	(196.1)	(33.2)
Deferred rent asset	(472.0)	(499.8)	(465.6)
Right-of-use asset and Operating lease liability, net	(103.7)	(9.3)	(32.7)
Accounts payable and accrued expenses	(11.9)	(48.2)	33.2
Accrued interest	128.6	6.6	42.9
Unearned revenue	(43.4)	(818.9)	743.8
Other non-current liabilities	65.6	25.1	5.4
Cash provided by operating activities	4,722.4	3,696.2	4,819.9
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(1,798.1)	(1,873.6)	(1,376.7)
Payments for acquisitions, net of cash acquired	(168.0)	(549.0)	(19,303.9)
Proceeds from sales of short-term investments and other non-current assets	17.3	19.6	14.3
Payment for investments in equity securities	—	—	(25.0)
Deposits and other	253.3	47.8	(0.9)
Cash used for investing activities	(1,695.5)	(2,355.2)	(20,692.2)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	148.7	28.8	—
Borrowings under credit facilities	6,120.0	4,190.0	12,856.9
Proceeds from issuance of senior notes, net	5,678.3	1,293.6	6,761.6
Proceeds from term loans	—	—	7,347.0
Proceeds from issuance of securities in securitization transaction	1,300.0	—	—
Repayments of notes payable, credit facilities, senior notes, secured debt, short-term borrowings, term loans and finance leases	(13,230.3)	(9,625.5)	(13,178.1)
Contributions from noncontrolling interest holders	4.1	3,120.8	3,078.2
Distributions to noncontrolling interest holders	(46.5)	(10.9)	(223.2)
Purchases of common stock	—	(18.8)	—
Proceeds from stock options and employee stock purchase plan	22.1	32.4	96.8
Distributions paid on common stock	(2,949.3)	(2,630.4)	(2,271.0)
Proceeds from the issuance of common stock, net	—	2,291.7	2,361.8
Payment for early retirement of long-term obligations	—	—	(74.0)
Deferred financing costs and other financing activities	(144.5)	(94.9)	(155.8)
Purchases of redeemable noncontrolling interests	—	—	(175.7)
Cash (used for) provided by financing activities	(3,097.4)	(1,423.2)	16,424.5
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	23.2	(120.4)	(70.3)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	(47.3)	(202.6)	481.9
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	2,140.7	2,343.3	1,861.4
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$2,093.4	$2,140.7	$2,343.3
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business—American Tower Corporation (together with its subsidiaries, “ATC” or the “Company”) is one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. The Company’s primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. The Company refers to this business, inclusive of its data center business discussed below, as its property operations. Additionally, the Company offers tower-related services in the United States, which the Company refers to as its services operations. These services include site application, zoning and permitting (“AZP”), structural and mount analyses and construction management, which primarily support the Company’s site leasing business, including the addition of new tenants and equipment on its sites. The Company’s customers include its tenants, licensees and other payers.
The Company’s portfolio primarily consists of towers that it owns and towers that it operates pursuant to long-term lease arrangements, as well as distributed antenna system (“DAS”) networks, which provide seamless coverage solutions in certain in-building and outdoor wireless environments. In addition to the communications sites in its portfolio, the Company manages rooftop and tower sites for property owners under various contractual arrangements. The Company also holds other telecommunications infrastructure, fiber and property interests that it leases primarily to communications service providers and third-party tower operators and holds a portfolio of highly interconnected data center facilities and related assets in the United States that the Company provides for the leasing of space primarily to enterprises, network operators, cloud providers and supporting service providers.
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
The Company operates as a real estate investment trust for U.S. federal income tax purposes (“REIT”). Accordingly, the Company generally is not required to pay U.S. federal income taxes on income generated by its REIT operations, including the income derived from leasing space on its towers and in its data centers, as it receives a dividends paid deduction for distributions to stockholders that offsets its REIT taxable income and gains. However, the Company remains obligated to pay U.S. federal income taxes on earnings from its domestic taxable REIT subsidiaries (“TRSs”). In addition, the Company’s international assets and operations, regardless of their classification for U.S. tax purposes, continue to be subject to taxation in the jurisdictions where those assets are held or those operations are conducted.
The use of TRSs enables the Company to continue to engage in certain businesses and jurisdictions while complying with REIT qualification requirements. The Company may, from time to time, change the election of previously designated TRSs to be included as part of the REIT. As of December 31, 2023, the Company’s REIT-qualified businesses included its U.S. tower leasing business, a majority of its U.S. indoor DAS networks business, its Services and Data Centers segments, as well as most of its operations in Canada, Costa Rica, France, Germany, Ghana, Kenya, Mexico, Nigeria, South Africa and Uganda.
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
As of December 31, 2023, the Company holds (i) a 52% controlling interest in subsidiaries whose holdings consist of the Company’s operations in France, Germany and Spain (such subsidiaries collectively, “ATC Europe”) (Allianz and CDPQ (each as defined in note 15) hold the noncontrolling interests), (ii) a 51% controlling interest in a joint venture whose holdings consist of the Company’s operations in Bangladesh (Confidence Tower Holdings Ltd. (“Confidence Group”) holds the noncontrolling interest) and (iii) a common equity interest of approximately 72% in the Company’s U.S. data center business (Stonepeak (as defined and further discussed in note 15) holds approximately 28% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity). As of December 31, 2023, ATC Europe holds an 87% and an 83% controlling interest in subsidiaries that consist of the Company’s operations in Germany and Spain, respectively (PGGM holds the noncontrolling interests). See note 15 for a discussion of changes to the Company’s noncontrolling interests during the years ended December 31, 2023 and 2022.

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
Accounts Receivable and Deferred Rent Asset—The Company derives the largest portion of its revenues and corresponding accounts receivable and the related deferred rent asset from a relatively small number of customers in the telecommunications industry, and 45% of its current-year revenues are derived from three customers.
The Company’s deferred rent asset is associated with non-cancellable tenant leases that contain fixed escalation clauses over the terms of the applicable lease for which revenue is recognized on a straight-line basis over the lease term.
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

	Year Ended December 31,
	2023	2022	2021
Balance as of January 1,	$438.7	$355.9	$247.6
Current year increases	120.6	168.2	130.9
Write-offs, recoveries and other	(73.2)	(85.4)	(22.6)
Balance as of December 31,	$486.1	$438.7	$355.9

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
The Company recorded the following net foreign currency (gains) losses:

	Year Ended December 31,
	2023	2022	2021
Foreign currency (gains) losses recorded in AOCL	$(103.9)	$336.7	$466.5
Foreign currency losses (gains) recorded in Other expense	330.8	(449.4)	(557.9)
Total foreign currency losses (gains)	$226.9	$(112.7)	$(91.4)
Adoption of Highly Inflationary Accounting in Ghana—The Ghanaian economy was deemed to be highly inflationary and, as a result, the Company will adopt highly inflationary accounting as of January 1, 2024 for its subsidiary in Ghana. Under highly inflationary accounting, the functional currency of its subsidiary in Ghana will become the U.S. Dollar. All monetary and non-monetary assets and liabilities will be remeasured at the U.S. Dollar to Ghanaian Cedis exchange rate of 1 to 11.95 as of December 31, 2023. These amounts will become the new basis for those assets and liabilities as of January 1, 2024. Non-monetary assets and liabilities, as well as the corresponding income statement activities such as depreciation, amortization and equity, will continue to be measured at the historical exchange rate on December 31, 2023. Gains and losses on foreign currency arising in connection with the remeasurement of local currency denominated monetary assets and liabilities for foreign operating subsidiaries in economies that are deemed to be highly inflationary are reflected in Other expense in the consolidated statements of operations. This change is not expected to have a material impact on the Company’s financial statements, as Ghana’s assets and revenue are approximately 1% and 1% of consolidated assets and revenue, respectively.
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
The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statements of cash flows is as follows:

	Year Ended December 31,
	2023	2022	2021
Cash and cash equivalents	$1,973.3	$2,028.4	$1,949.9
Restricted cash	120.1	112.3	393.4
Total cash, cash equivalents and restricted cash	$2,093.4	$2,140.7	$2,343.3
Restricted cash as of December 31, 2021 included advance payments from a customer.
Property and Equipment—Property and equipment is recorded at cost or, in the case of acquired properties, at estimated fair value on the date acquired. Cost for self-constructed sites includes direct materials and labor and certain indirect costs associated with construction of the site, such as transportation costs, employee benefits and payroll taxes. The Company begins the capitalization of costs during the pre-construction period, which is the period during which costs are incurred to evaluate the site, and continues to capitalize costs until the site is substantially completed and ready for occupancy by a customer. Labor and related costs capitalized for the years ended December 31, 2023, 2022 and 2021 were $64.4 million, $65.2 million and $59.4 million, respectively.

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
The Company is in the process of finalizing its review of the estimated useful lives of its tower assets. The Company now has over 20 years of operating history, and it is considering whether it should modify its current estimates for asset lives based on its historical operating experience. The Company has retained an independent consultant to assist the Company in completing this review and analysis. The Company currently depreciates its towers on a straight-line basis over the shorter of the term of the underlying ground lease (including renewal options) taking into account residual value or the estimated useful life of the tower, which the Company has historically estimated to be 20 years. Additionally, certain of the Company’s intangible assets are amortized on a similar basis to its tower assets, as the estimated useful lives of such intangible assets correlate to the useful life of the towers. If the Company concludes that a revision in the estimated useful lives of its tower assets is appropriate based on its review and analysis, which the Company expects to conclude in 2024, the Company will account for any changes in the useful lives as a change in accounting estimate under ASC 250 Accounting Changes and Error Corrections, which will be recorded prospectively beginning in the period of change. Based on preliminary information obtained to date, the Company expects that its estimated asset lives may be extended, which would result in an estimated (i) $700 million to $800 million decrease in depreciation and amortization for the year ended December 31, 2024 and (ii) $450 million to $550 million increase in the right of use asset, as additional renewal options may be included, with an offsetting adjustment made to increase the related operating lease liability.
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
During the year ended December 31, 2023, the Company concluded that a triggering event occurred with respect to its India reporting unit. As a result, the Company performed a goodwill impairment test based on information observed during its review of strategic alternatives for this reporting unit. The result of the Company’s goodwill impairment test indicated that the carrying amount of the Company's India reporting unit exceeded its estimated fair value. As a result, the Company recorded a goodwill impairment charge of $322.0 million during the quarter ended September 30, 2023. The Company also performed its annual goodwill impairment test as of December 31, 2023. The results of the annual goodwill impairment test indicated that the carrying amount of the Company’s Spain reporting unit exceeded its estimated fair value. As a result, the Company recorded a goodwill impairment charge of $80.0 million. The goodwill impairment charges are recorded in Goodwill impairment in the accompanying consolidated statements of operations.
During the years ended December 31, 2023, 2022 and 2021, no other goodwill impairment was identified, as the fair value of each of the reporting units was in excess of its carrying amount.

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
The Company is in the process of finalizing its review of the estimated settlement dates for its asset retirement obligations. The Company now has over 20 years of operating history, and it is considering whether it should modify its current estimated settlement dates based on its historical operating experience, management’s intent with respect to the assets, and the assets’ estimated useful lives. The Company expects to complete its review of estimated settlement dates in the first quarter of 2024. If the Company concludes that a revision in the estimated settlement dates for its asset retirement obligations is appropriate based on its review and analysis, the Company will account for any changes in the estimated settlement dates as a change in accounting estimate under ASC 250 Accounting Changes and Error Corrections, which will be recorded prospectively beginning in the period of change. Based on preliminary information obtained to date, the Company expects that its estimated settlement dates may be extended. The extension in the estimated settlement dates would result in an estimated (i) $400 million to $500 million increase in the asset retirement obligation liability, with an offsetting adjustment made to the related long-lived tangible asset, (ii) $800 million to $900 million increase in the estimated undiscounted future cash outlay for asset retirement obligations, and (iii) $50 million to $100 million decrease in estimated accretion expense for the year ended December 31, 2024.
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
Other Comprehensive Income (Loss)—Other comprehensive income (loss) refers to items excluded from net income that are recorded as an adjustment to equity, net of tax. The Company’s other comprehensive income (loss) primarily consisted of changes in fair value of effective derivative cash flow hedges, foreign currency translation adjustments, reclassification of unrealized losses on effective derivative cash flow hedges and other items. The AOCL balance included accumulated foreign currency translation losses of $5.7 billion, $5.7 billion and $4.7 billion as of December 31, 2023, 2022 and 2021, respectively.
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
Revenue—The Company’s revenue is derived from leasing the right to use its communications sites, the land on which the sites are located, land underlying our customers’ sites and the space in its data center facilities (the “lease component”) and from the reimbursement of costs incurred by the Company in operating the communications sites and data center facilities and supporting its customers’ equipment as well as other services and contractual rights (the “non-lease component”). Most of the Company’s revenue is derived from leasing arrangements and is accounted for as lease revenue unless the timing and pattern of revenue recognition of the non-lease component differs from the lease component. If the timing and pattern of the non-lease component revenue recognition differs from that of the lease component, the Company separately determines the stand-alone selling prices and pattern of revenue recognition for each performance obligation. Revenue related to DAS networks and fiber and other related assets results from agreements with customers that are generally not accounted for as leases.
The Company’s revenue from leasing arrangements, including fixed escalation clauses present in non-cancellable lease arrangements, is reported on a straight-line basis over the term of the respective leases when collectibility is probable. Escalation clauses tied to a consumer price index (“CPI”), or other inflation-based indices, and other incentives present in lease agreements with the Company’s tenants are excluded from the straight-line calculation. Total property straight-line revenues for the years ended December 31, 2023, 2022 and 2021 were $472.0 million, $499.8 million and $465.6 million, respectively.

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
Services revenue—The Company offers tower-related services in the United States. These services include AZP, structural and mount analyses, and construction management. There is a single performance obligation related to AZP and construction management, and revenue is recognized over time based on milestones achieved, which are determined based on costs expected to be incurred. Structural and mount analyses services may have more than one performance obligation, contingent upon the number of contracted services. Revenue is recognized at the point in time the services are completed.
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
Revenue is disaggregated by geography in a manner consistent with the Company’s business segments, which are discussed further in note 20. A summary of revenue disaggregated by source and geography is as follows:

Year Ended December 31, 2023	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$322.4	$9.4	$24.4	$13.5	$127.5	$116.5	$613.7
Services revenue	143.0	—	—	—	—	—	143.0
Total non-lease revenue	$465.4	$9.4	$24.4	$13.5	$127.5	$116.5	$756.7
Property lease revenue	4,893.8	1,141.4	1,201.2	762.1	1,670.8	718.2	10,387.5
Total revenue	$5,359.2	$1,150.8	$1,225.6	$775.6	$1,798.3	$834.7	$11,144.2

Year Ended December 31, 2022	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$295.4	$14.3	$27.4	$16.3	$154.5	$106.0	$613.9
Services revenue	241.1	—	—	—	—	—	241.1
Total non-lease revenue	$536.5	$14.3	$27.4	$16.3	$154.5	$106.0	$855.0
Property lease revenue	4,710.9	1,062.7	1,165.1	719.4	1,537.4	660.6	9,856.1
Total revenue	$5,247.4	$1,077.0	$1,192.5	$735.7	$1,691.9	$766.6	$10,711.1

Year Ended December 31, 2021	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$291.9	$8.8	$24.4	$7.6	$135.9	$1.3	$469.9
Services revenue	247.3	—	—	—	—	—	247.3
Total non-lease revenue	$539.2	$8.8	$24.4	$7.6	$135.9	$1.3	$717.2
Property lease revenue	4,628.3	1,190.3	981.1	488.6	1,329.5	21.9	8,639.7
Total revenue	$5,167.5	$1,199.1	$1,005.5	$496.2	$1,465.4	$23.2	$9,356.9

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Information about non-lease receivables, contract assets and contract liabilities from contracts with customers is as follows:

	December 31, 2023	December 31, 2022
Accounts receivable	$75.9	$96.9
Prepaids and other current assets	19.7	39.9
Notes receivable and other non-current assets	30.3	27.1
Unearned revenue (1)	90.7	106.3
Other non-current liabilities (1)	257.1	321.6
_______________
(1)    Includes capital contributions related to DAS networks.
The Company records unearned revenue when payments are received from customers in advance of the completion of the Company’s performance obligations. Long-term unearned revenue is included in Other non-current liabilities.
During the year ended December 31, 2023, the Company recognized $143.6 million of revenue that was previously included in the contract liabilities balances, primarily arising from balances as of December 31, 2022.
The Company records unbilled receivables, which are included in Prepaids and other current assets, when it has completed a performance obligation prior to its ability to bill under the customer arrangement. Other contract assets are included in Notes receivable and other non-current assets. The Company recorded an immaterial change in unbilled receivables attributable to non-lease property revenue recognized during each of the years ended December 31, 2023 and 2022. The change in contract assets attributable to revenue recognized during the years ended December 31, 2023 and 2022 was $0.6 million and $(0.3) million, respectively.
The Company does not disclose the value of unsatisfied performance obligations for agreements (i) with an original expected length of one year or less or (ii) for which it recognizes revenue at the amount to which it has the right to invoice for services performed.
Lease Accounting and Rent Expense—The Company accounts for leases using a right-of-use model, which recognizes that, at the date of commencement, a lessee has a financial obligation to make lease payments to the lessor for the right to use the underlying asset during the lease term. The lessee also recognizes a corresponding right-of-use asset related to this right.
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
The straight-line component of ground rent expense for the years ended December 31, 2023, 2022 and 2021 was $30.2 million, $39.6 million and $52.7 million, respectively.
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
Stock-Based Compensation—Stock-based compensation expense is measured at the accounting measurement date based on the fair value of the award and is generally recognized as an expense over the service period, which typically represents the vesting period. The Company provides for accelerated vesting and extended exercise periods of stock options and restricted stock units upon an employee’s death or permanent disability, or upon an employee’s qualified retirement, provided certain eligibility criteria are met. Accordingly, the Company recognizes compensation expense for stock options and time-based restricted stock units (“RSUs”) over the shorter of (i) the vesting period or (ii) the period from the date of grant to the date the employee becomes eligible for such benefits due to death, disability or qualified retirement, which may occur upon grant. The expense recognized includes the impact of forfeitures as they occur. Equity awards typically vest ratably. Awards of RSUs and stock options granted prior to March 10, 2023 generally vest over four years. In December 2022, the Company’s Compensation Committee changed the terms of its awards to generally vest over three years. The change in vesting terms is applicable for new awards granted beginning on March 10, 2023 and does not change the vesting terms applicable to grants awarded prior to March 10, 2023.
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
In connection with the vesting of restricted stock units, the Company withholds from issuance a number of shares of common stock to satisfy certain employee tax withholding obligations arising from such vesting. The shares withheld are considered constructively retired. The Company recognizes the fair value of the shares withheld in Additional paid-in capital on the consolidated balance sheets. As of December 31, 2023, the Company has withheld from issuance an aggregate of 3.0 million shares, including 0.2 million shares related to the vesting of restricted stock units during the year ended December 31, 2023.
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
Retirement Plan—The Company has a 401(k) plan covering nearly all eligible employees who meet certain age and employment requirements. For the years ended December 31, 2023, 2022 and 2021, the Company matched 100% of the first 5% of a participant's contributions. For the years ended December 31, 2023, 2022 and 2021, the Company contributed $16.4 million, $16.9 million and $14.9 million to the plan, respectively.
Accounting Standards Updates—In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
In December 2023, the FASB issued guidance which requires public entities to provide enhanced income tax disclosures on an annual basis. The new guidance requires an expanded rate reconciliation and the disaggregation of cash taxes paid by U.S. federal, U.S. state and foreign jurisdictions. The updated guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	As of
	December 31, 2023	December 31, 2022
Prepaid assets	$93.4	$100.7
Prepaid income tax	102.9	139.3
Unbilled receivables	323.2	283.8
Value added tax and other consumption tax receivables	79.8	83.6
Other miscellaneous current assets (1)	347.6	115.9
Prepaid and other current assets	$946.9	$723.3
_______________
(1)    Includes the VIL OCDs (as defined and further discussed in note 11).
3.    PROPERTY AND EQUIPMENT
Property and equipment (including assets held under finance leases) consisted of the following:

	Estimated Useful Lives (years) (1)	As of
		December 31, 2023	December 31, 2022
Towers	Up to 20	$17,014.5	$16,288.4
Equipment (2)	3 - 20	4,490.4	4,409.6
Buildings and improvements	Up to 40	3,775.8	3,593.6
Land and improvements (3)	Up to 20	4,265.4	4,153.7
Construction-in-progress		1,362.2	1,431.9
Total		30,908.3	29,877.2
Less accumulated depreciation		(11,119.5)	(9,878.9)
Property and equipment, net		$19,788.8	$19,998.3
_______________
(1)    Assets on leased land are depreciated over the estimated useful life of the asset taking into consideration the corresponding ground lease term and residual value.
(2)    Includes fiber, DAS and data center related assets.
(3)    Estimated useful lives apply to improvements only.
Total depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $1.5 billion, $1.6 billion and $1.0 billion, respectively. Depreciation expense includes amounts related to finance lease assets for the years ended December 31, 2023, 2022 and 2021 of $138.5 million, $145.4 million and $146.8 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Information about finance lease-related balances is as follows:

		As of December 31,
Finance leases:	Classification	2023	2022
Property and equipment	Towers	$2,776.8	$2,742.2
Accumulated depreciation		(1,581.3)	(1,464.5)
Property and equipment, net		$1,195.5	$1,277.7

Property and equipment	Buildings and improvements	$192.6	$189.6
Accumulated depreciation		(102.9)	(94.0)
Property and equipment, net		$89.7	$95.6

Property and equipment	Land	$131.9	$129.3
Accumulated depreciation		(0.1)	—
Property and equipment, net		$131.8	$129.3

Property and equipment	Equipment	$41.6	$80.1
Accumulated depreciation		(13.3)	(25.6)
Property and equipment, net (1)		$28.3	$54.5
_______________
(1)    As of December 31, 2022, included $23.1 million of finance lease-related equipment assets associated with Mexico Fiber, which was sold during the year ended December 31, 2023.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
As of December 31, 2023, the Company does not have any material related party leases as a lessor. To the extent there are any intercompany leases, these are eliminated in consolidation. The Company generally does not enter into sales-type leases or direct financing leases. If incentives are present in the Company’s leases, they are evaluated to determine proper treatment and, to the extent present, are recorded in Other current assets and Other non-current assets in the consolidated balance sheets and amortized on a straight line basis over the corresponding lease term as a non-cash reduction to revenue. As of December 31, 2023, the remaining weighted average amortization period of the Company’s lease incentives was 10 years. As of December 31, 2023, Other current assets and Other non-current assets include $31.8 million and $345.7 million, respectively, for lease incentives. In addition, the Company’s leases do not include any lessee purchase options.
Historically, the Company has been able to successfully renew its applicable leases as needed to ensure continuation of its revenue. Accordingly, the Company assumes that it will have access to the communications infrastructure or ground space underlying its sites when calculating future minimum rental receipts through the end of the respective terms. Future minimum rental receipts expected under non-cancellable operating lease agreements as of December 31, 2023, were as follows:

Fiscal Year	Amount (1) (2)
2024	$8,233.1
2025	7,643.1
2026	7,191.7
2027	6,995.2
2028	5,686.7
Thereafter	24,525.6
Total	$60,275.4
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
The Company assesses its right-of-use asset and other lease-related assets for impairment, as described in note 1. During the years ended December 31, 2023, 2022 and 2021, the Company recorded $6.7 million, $8.1 million and $3.3 million, respectively, of impairment expense related to these assets.
As of December 31, 2023, the Company does not have any material related party leases as a lessee. The Company does not have any sale-leaseback arrangements as lessee and typically does not enter into leveraged leases.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
The Company leases certain land, buildings, equipment and office space under operating leases and land and improvements, towers, equipment and vehicles under finance leases. As of December 31, 2023, operating lease assets were included in Right-of-use asset and finance lease assets were included in Property and equipment, net in the consolidated balance sheet.
Information about other lease-related balances is as follows:

	As of
	December 31, 2023	December 31, 2022
Operating leases:
Right-of-use asset	$8,878.8	$8,918.9

Current portion of lease liability	$794.6	$788.9
Lease liability	7,438.7	7,591.9
Total operating lease liability	$8,233.3	$8,380.8

Finance leases:
Current portion of lease liability	$3.4	$4.7
Lease liability	17.2	23.1
Total finance lease liability	$20.6	$27.8
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
The weighted-average remaining lease terms and incremental borrowing rates are as follows:

	As of
	December 31, 2023	December 31, 2022
Operating leases:
Weighted-average remaining lease term (years)	11.6	12.2
Weighted-average incremental borrowing rate	5.8%	5.3%

Finance leases:
Weighted-average remaining lease term (years)	16.2	13.4
Weighted-average incremental borrowing rate	7.4%	6.9%

The following table sets forth the components of lease cost for the years ended December 31,:

	2023	2022	2021
Operating lease cost	$1,249.7	$1,222.8	$1,115.1
Variable lease costs not included in lease liability (1)	447.2	388.2	339.6
_______________
(1)    Primarily includes property tax paid on behalf of the landlord.
The interest expense on finance lease liabilities was $1.1 million, $1.1 million and $1.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Assets held under finance leases are recorded in property and equipment and are depreciated over the lesser of the remaining lease term or the remaining useful life.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Supplemental cash flow information is as follows for the years ended December 31,:

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,264.8)	$(1,228.1)	$(1,144.8)
Operating cash flows from finance leases	$(1.1)	$(1.1)	$(1.2)
Financing cash flows from finance leases	$(6.2)	$(6.7)	$(7.9)

Non-cash items:
New operating leases (1)	$245.7	$402.4	$2,063.8
Operating lease modifications and reassessments	$405.9	$80.5	$96.0
_______________
(1)    Amount includes new operating leases and leases acquired in connection with acquisitions. For the year ended December 31, 2021, includes $1.4 billion related to the Telxius Acquisition (as defined in note 6).
As of December 31, 2023, the Company does not have material operating or financing leases that have not yet commenced.
Maturities of operating and finance lease liabilities as of December 31, 2023 were as follows:

Fiscal Year	Operating Lease (1)	Finance Lease (1)
2024	$1,204.8	$4.9
2025	1,098.7	4.0
2026	1,044.2	3.0
2027	981.5	2.2
2028	917.8	1.7
Thereafter	6,029.3	21.4
Total lease payments	11,276.3	37.2
Less amounts representing interest	(3,043.0)	(16.6)
Total lease liability	8,233.3	20.6
Less current portion of lease liability	794.6	3.4
Non-current lease liability	$7,438.7	$17.2
_______________
(1)    Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
5.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying value of goodwill for each of the Company’s business segments were as follows:

	Property						Services	Total
	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers
Balance as of December 31, 2021	$4,648.4	$990.1	$612.2	$3,230.4	$888.6	$2,978.4	$2.0	$13,350.1
Adjustments (1)	—	—	—	3.6	(16.9)	(58.4)	—	(71.7)
Other (2)	(7.4)	—	—	—	—	—	—	(7.4)
Effect of foreign currency translation	(3.5)	(100.9)	(63.7)	(190.0)	43.8	—	—	(314.3)
Balance as of December 31, 2022	$4,637.5	$889.2	$548.5	$3,044.0	$915.5	$2,920.0	$2.0	$12,956.7
Other (3)	—	—	—	—	(20.7)	—	—	(20.7)
Impairments (4)	—	(322.0)	—	(80.0)	—	—	—	(402.0)
Effect of foreign currency translation	1.1	(4.5)	(50.8)	87.9	71.3	—	—	105.0
Balance as of December 31, 2023	$4,638.6	$562.7	$497.7	$3,051.9	$966.1	$2,920.0	$2.0	$12,639.0
_______________
(1)    Europe and Latin America consist of measurement period adjustments related to the Telxius Acquisition (as defined in note 6) . Data Centers consists of measurement period adjustments related to the CoreSite Acquisition (as defined in note 6).

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
(2)    Other represents the goodwill associated with certain operations acquired in connection with the acquisition of InSite Wireless Group, LLC (the “InSite Acquisition”). These business operations were sold during the year ended December 31, 2022.
(3)    Other represents the goodwill associated with Mexico Fiber, which was sold during the year ended December 31, 2023.
(4)    Includes $322.0 million and $80.0 million of goodwill impairments associated with the India and Spain reporting units, respectively.
Goodwill Impairments
The Company reviews goodwill for impairment annually (as of December 31) or whenever events or circumstances indicate the carrying amount of an asset may not be recoverable, as further discussed in note 1.
The Company concluded that a triggering event occurred during the year ended December 31, 2023 with respect to its India reporting unit primarily due to indications of value received from third parties in connection with the Company’s review of various strategic alternatives for its India operations, which concluded in the Pending ATC TIPL Transaction (as defined in note 22) in January 2024. As a result, the Company performed a goodwill impairment test using, among other things, the information obtained from third parties to compare the estimated fair value of the India reporting unit to its carrying amount, including goodwill. The result of the Company’s goodwill impairment test indicated that the carrying amount of the Company's India reporting unit exceeded its estimated fair value. As a result, the Company recorded a goodwill impairment charge of $322.0 million.
The Company also performed its annual goodwill impairment test as of December 31, 2023. The results of the annual goodwill impairment test indicated that the carrying amount of the Company’s Spain reporting unit exceeded its estimated fair value, as calculated under an income approach using future discounted cash flows. As a result, the Company recorded a goodwill impairment charge of $80.0 million. The key assumptions utilized in the discounted cash flow analysis include current operating performance, terminal revenue growth rate, management’s expectations of future operating results and cash requirements, the current weighted average cost of capital and an expected tax rate. The reduction in the fair value of the Spain reporting unit was primarily due to an increase in the weighted average cost of capital.
The goodwill impairment charges are recorded in Goodwill impairment in the accompanying consolidated statements of operations.
The Company’s other intangible assets subject to amortization consisted of the following:

		As of December 31, 2023			As of December 31, 2022
	Estimated Useful Lives (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired network location intangibles (1)	Up to 20	$5,981.5	$(2,775.8)	$3,205.7	$6,058.2	$(2,537.9)	$3,520.3
Acquired tenant-related intangibles	Up to 20	18,894.5	(6,698.6)	12,195.9	18,941.2	(5,827.7)	13,113.5
Acquired licenses and other intangibles	2-20	1,561.1	(442.0)	1,119.1	1,772.9	(423.4)	1,349.5
Total other intangible assets		$26,437.1	$(9,916.4)	$16,520.7	$26,772.3	$(8,789.0)	$17,983.3
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
The Company amortizes its acquired intangible assets on a straight-line basis over their estimated useful lives. As of December 31, 2023, the remaining weighted average amortization period of the Company’s intangible assets was 15 years.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Amortization of intangible assets for the years ended December 31, 2023, 2022 and 2021 was $1.4 billion, $1.7 billion and $1.2 billion, respectively.
Based on current exchange rates, the Company expects to record amortization expense as follows over the next five years:

Fiscal Year	Amount
2024	$1,334.1
2025	1,275.1
2026	1,231.7
2027	1,216.2
2028	1,204.9
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
Impact of current year acquisitions—The Company typically acquires communications sites and other communications infrastructure assets from wireless carriers or other tower operators and subsequently integrates those sites and related assets into its existing portfolio of communications sites and related assets. In the United States, acquisitions may also include data center facilities and related assets. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the year ended December 31, 2023 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend on, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Communications sites acquired from communications service providers may never have been operated as a business and may instead have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.
For those acquisitions accounted for as business combinations, the Company recognizes acquisition and merger related expenses in the period in which they are incurred and services are received; for transactions accounted for as asset acquisitions, these costs are capitalized as part of the purchase price. Acquisition, disposition and merger related costs may include finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees and general administrative costs directly related to completing the transaction. Integration costs include incremental and non-recurring costs necessary to convert data and systems, retain employees and otherwise enable the Company to operate acquired businesses or assets efficiently. The Company records acquisition, disposition and merger related expenses not subject to capitalization, as well as integration costs for all transactions, in Other operating expenses in the consolidated statements of operations.
During the years ended December 31, 2023, 2022 and 2021, the Company recorded acquisition, disposition and merger related expenses for business combinations, dispositions and non-capitalized asset acquisition costs and integration costs as follows:

	Year Ended December 31,
	2023	2022	2021
Acquisition, disposition and merger related expenses	$17.6	$57.0	$177.0
Integration costs	$16.4	$45.0	$50.4

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
During the years ended December 31, 2023, 2022 and 2021, the Company recorded net benefits of $10.3 million, $15.1 million and $17.6 million related to pre-acquisition contingencies and settlements, respectively. The year ended December 31, 2022 included acquisition and merger related costs associated with the Stonepeak Transaction (as defined in note 15). The year ended December 31, 2021 included acquisition and merger related costs associated with the Telxius Acquisition and the CoreSite Acquisition (each as defined below).
2023 Transactions
The estimated aggregate impact of the acquisitions completed in 2023 on the Company’s revenues and gross margin for the year ended December 31, 2023 was not material to the Company’s operating results. Acquisitions completed in 2023 were included in the applicable Company property segments.
Other Acquisitions—During the year ended December 31, 2023, the Company acquired a total of 159 communications sites, as well as other communications infrastructure assets, in the United States, Canada, France, Poland and Spain for an aggregate purchase price of $109.4 million. Of the aggregate purchase price, $30.8 million, inclusive of value-added tax, is reflected as a payable in the consolidated balance sheet as of December 31, 2023. These acquisitions were accounted for as asset acquisitions and are included in the table below in “Other.”
The following table summarizes the allocations of the purchase prices for the fiscal year 2023 acquisitions based upon their estimated fair value at the date of acquisition:

Other
Current assets	$11.0
Property and equipment	57.5
Intangible assets (1):
Tenant-related intangible assets	35.3
Network location intangible assets	7.9
Other non-current assets	3.4
Current liabilities	(0.8)
Other non-current liabilities	(4.9)
Net assets acquired	109.4
Fair value of net assets acquired	109.4
Purchase price	$109.4
______________
(1)    Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets.

In addition to the acquisitions discussed above, during the year ended December 31, 2023, the Company purchased 59 towers in connection with the AT&T transaction described in note 18 for an aggregate purchase price of $40.9 million.
Telxius and CoreSite Acquisitions
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
CoreSite Acquisition—On November 14, 2021, the Company entered into an agreement with CoreSite Realty Corporation (“CoreSite”) to acquire all issued and outstanding shares of CoreSite common stock at $170.00 per share (the “CoreSite Acquisition”). CoreSite’s portfolio consisted of 24 data center facilities and related assets in eight United States markets. On December 28, 2021, the Company completed the CoreSite Acquisition for total consideration of approximately $10.4 billion, including the assumption and repayment of CoreSite’s existing debt. The acquired assets and operations are included in the Data Centers segment. The CoreSite Acquisition was accounted for as a business combination.
7.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of
	December 31, 2023	December 31, 2022
Accrued construction costs	$183.8	$230.8
Accrued income tax payable	21.0	29.8
Accrued pass-through costs	77.4	85.1
Amounts payable for acquisitions	27.7	55.2
Amounts payable to tenants	103.3	95.2
Accrued property and real estate taxes	295.5	270.1
Accrued rent	75.1	77.3
Payroll and related withholdings	147.4	140.4
Other accrued expenses	349.4	360.3
Accrued expenses	$1,280.6	$1,344.2

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
8.    LONG-TERM OBLIGATIONS
Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums, debt issuance costs and fair value adjustments due to interest rate swaps consisted of the following:

	As of
	December 31, 2023	December 31, 2022	Contractual Interest Rate (1)	Maturity Date (1)
2021 Multicurrency Credit Facility (2) (3)	723.4	3,788.7	6.088%	July 1, 2026
2021 Term Loan (2)	997.0	996.3	6.581%	January 31, 2027
2021 Credit Facility (2)	1,603.4	1,080.0	6.573%	July 1, 2028
2021 EUR Three Year Delayed Draw Term Loan (2) (3)	910.7	882.9	4.985%	May 28, 2024
2021 USD Two Year Delayed Draw Term Loan (2) (4)	—	1,499.3	N/A	N/A
3.50% senior notes (5)	—	999.8	N/A	N/A
3.000% senior notes (6)	—	694.5	N/A	N/A
0.600% senior notes (7)	500.0	498.9	0.600%	January 15, 2024
5.00% senior notes (8)	1,000.1	1,000.5	5.000%	February 15, 2024
3.375% senior notes	649.7	648.3	3.375%	May 15, 2024
2.950% senior notes	648.2	646.4	2.950%	January 15, 2025
2.400% senior notes	748.5	747.3	2.400%	March 15, 2025
1.375% senior notes (9)	550.0	532.1	1.375%	April 4, 2025
4.000% senior notes	748.1	746.8	4.000%	June 1, 2025
1.300% senior notes	498.3	497.3	1.300%	September 15, 2025
4.400% senior notes	498.7	498.1	4.400%	February 15, 2026
1.600% senior notes	697.4	696.3	1.600%	April 15, 2026
1.950% senior notes (9)	549.6	532.1	1.950%	May 22, 2026
1.450% senior notes	595.9	594.5	1.450%	September 15, 2026
3.375% senior notes	994.7	992.9	3.375%	October 15, 2026
3.125% senior notes	398.9	398.6	3.125%	January 15, 2027
2.750% senior notes	747.0	746.1	2.750%	January 15, 2027
0.450% senior notes (9)	824.3	798.2	0.450%	January 15, 2027
0.400% senior notes (9)	548.2	530.4	0.400%	February 15, 2027
3.650% senior notes	644.8	643.3	3.650%	March 15, 2027
4.125% senior notes (9)	658.6	—	4.125%	May 16, 2027
3.55% senior notes	747.1	746.3	3.550%	July 15, 2027
3.600% senior notes	696.0	695.1	3.600%	January 15, 2028
0.500% senior notes (9)	822.8	796.6	0.500%	January 15, 2028
1.500% senior notes	647.1	646.5	1.500%	January 31, 2028
5.500% senior notes	693.6	—	5.500%	March 15, 2028
5.250% senior notes	643.9	—	5.250%	July 15, 2028
5.800% senior notes	743.4	—	5.800%	November 15, 2028
3.950% senior notes	593.7	592.6	3.950%	March 15, 2029
0.875% senior notes (9)	823.7	797.8	0.875%	May 21, 2029
3.800% senior notes	1,638.6	1,636.8	3.800%	August 15, 2029
2.900% senior notes	744.2	743.4	2.900%	January 15, 2030
2.100% senior notes	743.1	742.2	2.100%	June 15, 2030
0.950% senior notes (9)	546.0	528.5	0.950%	October 5, 2030
1.875% senior notes	793.3	792.5	1.875%	October 15, 2030
2.700% senior notes	695.0	694.4	2.700%	April 15, 2031
4.625% senior notes (9)	545.2	—	4.625%	May 16, 2031
2.300% senior notes	692.7	691.9	2.300%	September 15, 2031
1.000% senior notes (9)	711.5	689.1	1.000%	January 15, 2032
4.050% senior notes	642.9	642.2	4.050%	March 15, 2032
5.650% senior notes	790.6	—	5.650%	March 15, 2033

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

1.250% senior notes (9)	545.8	528.5	1.250%	May 21, 2033
5.550% senior notes	840.6	—	5.550%	July 15, 2033
5.900% senior notes	741.5	—	5.900%	November 15, 2033
3.700% senior notes	592.4	592.2	3.700%	October 15, 2049
3.100% senior notes	1,038.6	1,038.3	3.100%	June 15, 2050
2.950% senior notes	1,023.2	1,022.5	2.950%	January 15, 2051
Total American Tower Corporation debt	36,472.0	36,307.0

Series 2013-2A Securities (10)	—	1,299.7	N/A	N/A
Series 2018-1A Securities (11)	496.8	496.1	3.652%	March 15, 2028
Series 2023-1A Securities (12)	1,284.4	—	5.490%	March 15, 2028
Series 2015-2 Notes (13)	524.1	523.4	3.482%	June 16, 2025
Other subsidiary debt (14)	123.6	16.2	Various	Various
Total American Tower subsidiary debt	2,428.9	2,335.4
Finance lease obligations	20.6	27.8
Total	38,921.5	38,670.2
Less current portion of long-term obligations	(3,187.5)	(4,514.2)
Long-term obligations	$35,734.0	$34,156.0
_______________
(1)Reflects interest rate or maturity date as of December 31, 2023.
(2)Accrues interest at a variable rate.
(3)Reflects borrowings denominated in EUR and, for the 2021 Multicurrency Credit Facility (as defined below), reflects borrowings denominated in both EUR and U.S. Dollars (“USD”).
(4)Repaid in full on June 27, 2023 using borrowings under the 2021 Multicurrency Credit Facility.
(5)Repaid in full on January 31, 2023 using borrowings under the 2021 Credit Facility (as defined below).
(6)Repaid in full on June 15, 2023 using borrowings under the 2021 Credit Facility.
(7)Repaid in full on January 12, 2024 using borrowings under the 2021 Multicurrency Credit Facility.
(8)Repaid in full on February 14, 2024 using borrowings under the 2021 Multicurrency Credit Facility.
(9)Notes are denominated in EUR.
(10)Repaid in full on the March 2023 repayment date using proceeds from the 2023 Securitization (as defined below).
(11)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.
(12)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2053.
(13)Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2050.
(14)Includes amounts drawn under letters of credit in Nigeria, which are denominated in USD, and the India Term Loan (as defined below), which is denominated in Indian Rupee (“INR”).

Current portion of long-term obligations—The Company’s current portion of long-term obligations primarily includes (i) $500.0 million aggregate principal amount of the Company’s 0.600% senior unsecured notes due January 15, 2024, (ii) $1.0 billion aggregate principal amount of the Company’s 5.00% senior unsecured notes due February 15, 2024, (iii) $650.0 million aggregate principal amount of the Company’s 3.375% senior unsecured notes due May 15, 2024 and (iv) 825.0 million EUR in borrowings under the 2021 EUR Three Year Delayed Draw Term Loan (as defined below).
American Tower Corporation Debt
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
2021 Multicurrency Credit Facility—During the year ended December 31, 2023, the Company borrowed an aggregate of $3.0 billion and repaid an aggregate of $6.1 billion, including 842.6 million EUR ($919.1 million as of the repayment date), of revolving indebtedness under the Company’s 2021 Multicurrency Credit Facility. The Company used the borrowings to repay outstanding indebtedness, including the 2021 USD Two Year Delayed Draw Term Loan (as defined below), and for general corporate purposes.
2021 Credit Facility—During the year ended December 31, 2023, the Company borrowed an aggregate of $3.1 billion and repaid an aggregate of $2.6 billion of revolving indebtedness under the Company’s 2021 Credit Facility. The Company used the borrowings to repay outstanding indebtedness, including the 3.50% Notes and the 3.000% Notes (each as defined below), and for general corporate purposes.
Repayment of 2021 USD Two Year Delayed Draw Term Loan—On June 27, 2023, the Company repaid all amounts outstanding under its $1.5 billion unsecured term loan entered into in December 2021 (the “2021 USD Two Year Delayed Draw Term Loan”) with borrowings under the 2021 Multicurrency Credit Facility.
As of December 31, 2023, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan and the Company’s 825.0 million EUR unsecured term loan, as amended in December 2021 (the “2021 EUR Three Year Delayed Draw Term Loan”) were as follows:

	Outstanding Principal Balance	Undrawn letters of credit	Maturity Date		Current margin over SOFR or EURIBOR (1)	Current commitment fee (2)
2021 Multicurrency Credit Facility	$723.4	$3.5	July 1, 2026	(3)	1.125%	0.110%
2021 Credit Facility	1,603.4	30.4	July 1, 2028	(3)	1.125%	0.110%
2021 Term Loan	1,000.0	N/A	January 31, 2027		1.125%	N/A
2021 EUR Three Year Delayed Draw Term Loan	910.7	N/A	May 28, 2024		1.125%	N/A
_______________
(1)    SOFR applies to the USD denominated borrowings under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 Term Loan. Euro Interbank Offer Rate (“EURIBOR”) applies to the EUR denominated borrowings under the 2021 Multicurrency Credit Facility and all of the borrowings under the 2021 EUR Three Year Delayed Draw Term Loan.
(2)    Fee on undrawn portion of each credit facility.
(3)    Subject to two optional renewal periods.
The loan agreements for each of the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan and the 2021 EUR Three Year Delayed Draw Term Loan contain certain reporting, information, financial and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which the Company must comply. Failure to comply with the financial and operating covenants of the loan agreements could not only prevent the Company from being able to borrow additional funds under the revolving credit facilities, but may constitute a default, which could result in, among other things, the amounts outstanding under the applicable agreement, including all accrued interest and unpaid fees, becoming immediately due and payable.
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
5.800% Senior Notes and 5.900% Senior Notes Offering—On September 15, 2023, the Company completed a registered public offering of $750.0 million aggregate principal amount of 5.800% senior unsecured notes due 2028 (the “5.800% Notes”) and $750.0 million aggregate principal amount of 5.900% senior unsecured notes due 2033 (the “5.900% Notes”). The net proceeds from this offering were approximately $1,482.8 million, after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2021 Multicurrency Credit Facility.
The following table outlines key terms related to the Company’s outstanding senior notes as of December 31, 2023:

		Adjustments to Principal Amount (1)
	Aggregate Principal Amount	2023	2022	Interest payments due (2)	Issue Date	Par Call Date (3)
0.600% Notes	500.0	(0.0)	(1.1)	January 15 and July 15	November 20, 2020	N/A
5.00% Notes (4)	1,000.0	0.1	0.5	February 15 and August 15	August 19, 2013	N/A
3.375% Notes	650.0	(0.3)	(1.7)	May 15 and November 15	March 15, 2019	April 15, 2024
2.950% Notes	650.0	(1.8)	(3.6)	January 15 and July 15	June 13, 2019	December 15, 2024
2.400% Notes	750.0	(1.5)	(2.7)	March 15 and September 15	January 10, 2020	February 15, 2025
1.375% Notes (5)	551.9	(1.9)	(3.2)	April 4	April 6, 2017	January 4, 2025
4.000% Notes	750.0	(1.9)	(3.2)	June 1 and December 1	May 7, 2015	March 1, 2025
1.300% Notes	500.0	(1.7)	(2.7)	March 15 and September 15	June 3, 2020	August 15, 2025
4.400% Notes	500.0	(1.3)	(1.9)	February 15 and August 15	January 12, 2016	November 15, 2025
1.600% Notes	700.0	(2.6)	(3.7)	April 15 and October 15	March 29, 2021	March 15, 2026
1.950% Notes (5)	551.9	(2.3)	(3.2)	May 22	May 22, 2018	February 22, 2026
1.450% Notes	600.0	(4.1)	(5.5)	March 15 and September 15	September 27, 2021	August 15, 2026
3.375% Notes	1,000.0	(5.3)	(7.1)	April 15 and October 15	May 13, 2016	July 15, 2026
3.125% Notes	400.0	(1.1)	(1.4)	January 15 and July 15	September 30, 2016	October 15, 2026

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

2.750% Notes	750.0	(3.0)	(3.9)	January 15 and July 15	October 3, 2019	November 15, 2026
0.450% Notes (5)	827.9	(3.6)	(4.7)	January 15	May 21, 2021	November 15, 2026
0.400% Notes (5)	551.9	(3.7)	(4.9)	February 15	October 5, 2021	December 15, 2026
3.650% Notes	650.0	(5.2)	(6.7)	March 15 and September 15	April 1, 2022	February 15, 2027
4.125% Notes (5)	662.3	(3.7)	—	May 16	May 16, 2023	March 16, 2027
3.55% Notes	750.0	(2.9)	(3.7)	January 15 and July 15	June 30, 2017	April 15, 2027
3.600% Notes	700.0	(4.0)	(4.9)	January 15 and July 15	December 8, 2017	October 15, 2027
0.500% Notes (5)	827.9	(5.1)	(6.3)	January 15	September 10, 2020	October 15, 2027
1.500% Notes	650.0	(2.9)	(3.5)	January 31 and July 31	November 20, 2020	November 30, 2027
5.500% Notes	700.0	(6.4)	—	March 15 and September 15	March 3, 2023	February 15, 2028
5.250% Notes	650.0	(6.1)	—	January 15 and July 15	May 25, 2023	June 15, 2028
5.800% Notes	750.0	(6.6)	—	May 15 and November 15	September 15, 2023	October 15, 2028
3.950% Notes	600.0	(6.3)	(7.4)	March 15 and September 15	March 15, 2019	December 15, 2028
0.875% Notes (5)	827.9	(4.2)	(5.1)	May 21	May 21, 2021	February 21, 2029
3.800% Notes	1,650.0	(11.4)	(13.2)	February 15 and August 15	June 13, 2019	May 15, 2029
2.900% Notes	750.0	(5.8)	(6.6)	January 15 and July 15	January 10, 2020	October 15, 2029
2.100% Notes	750.0	(6.9)	(7.8)	June 15 and December 15	June 3, 2020	March 15, 2030
0.950% Notes (5)	551.9	(5.9)	(6.8)	October 5	October 5, 2021	July 5, 2030
1.875% Notes	800.0	(6.7)	(7.5)	April 15 and October 15	September 28, 2020	July 15, 2030
2.700% Notes	700.0	(5.0)	(5.6)	April 15 and October 15	March 29, 2021	January 15, 2031
4.625% Notes (5)	551.9	(6.7)	—	May 16	May 16, 2023	February 16, 2031
2.300% Notes	700.0	(7.3)	(8.1)	March 15 and September 15	September 27, 2021	June 15, 2031
1.000% Notes (5)	717.5	(6.0)	(6.8)	January 15	September 10, 2020	October 15, 2031
4.050% Notes	650.0	(7.1)	(7.8)	March 15 and September 15	April 1, 2022	December 15, 2031
5.650% Notes	800.0	(9.4)	—	March 15 and September 15	March 3, 2023	December 15, 2032
1.250% Notes (5)	551.9	(6.1)	(6.8)	May 21	May 21, 2021	February 21, 2033
5.550% Notes	850.0	(9.4)	—	January 15 and July 15	May 25, 2023	April 15, 2033
5.900% Notes	750.0	(8.5)	—	May 15 and November 15	September 15, 2023	August 15, 2033
3.700% Notes	600.0	(7.6)	(7.8)	April 15 and October 15	October 3, 2019	April 15, 2049
3.100% Notes (6)	1,050.0	(11.4)	(11.7)	June 15 and December 15	June 3, 2020	December 15, 2049
2.950% Notes (7)	1,050.0	(26.8)	(27.5)	January 15 and July 15	November 20, 2020	July 15, 2050
_______________
(1)    Includes unamortized discounts, premiums and debt issuance costs.
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
(4)    The original issue date for the initial 5.00% Notes was August 19, 2013. The issue date for the reopened 5.00% Notes was January 10, 2014.
(5)    Notes are denominated in EUR.
(6)    The original issue date for the initial 3.100% Notes was June 3, 2020. The issue date for the reopened 3.100% Notes was September 28, 2020.
(7)    The original issue date for the initial 2.950% Notes was November 20, 2020. The issue date for the reopened 2.950% Notes was September 27, 2021.

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
Each applicable supplemental indenture for the notes contains certain covenants that restrict the Company’s ability to merge, consolidate or sell assets and its (together with its subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that the Company and its subsidiaries may incur certain liens on assets, mortgages or other liens securing indebtedness if the aggregate amount of indebtedness secured by such liens does not exceed 3.5x Adjusted EBITDA, as defined in the applicable supplemental indenture. As of December 31, 2023, the Company was in compliance with each of these covenants.
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
The outstanding Series 2015-2 Notes are secured by (i) mortgages, deeds of trust and deeds to secure debt on substantially all of the 3,343 communications sites (the “2015 Secured Sites”) owned by the GTP Entities and their operating cash flows, (ii) a security interest in substantially all of the personal property and fixtures of the GTP Entities, including GTP Acquisition Partners’ equity interests in its subsidiaries and (iii) the rights of the GTP Entities under a management agreement. American Tower Holding Sub II, LLC, whose only material assets are its equity interests in GTP Acquisition Partners, has guaranteed repayment of the Series 2015-2 Notes and pledged its equity interests in GTP Acquisition Partners as security for such payment obligations.
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
Secured Tower Revenue Securities, Series 2023-1, Subclass A and Series 2023-1, Subclass R, Series 2018-1, Subclass A and Series 2018-1, Subclass R—On March 13, 2023, the Company completed a securitization transaction (the “2023 Securitization”), in which American Tower Trust I (the “Trust”) issued $1.3 billion aggregate principal amount of Secured Tower Revenue Securities, Series 2023-1, Subclass A (the “Series 2023-1A Securities”). To satisfy the applicable risk retention requirements of Regulation RR promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act” and, such requirements, the “Risk Retention Rules”), the Trust issued, and one of the Company’s affiliates purchased, $68.5 million aggregate principal amount of Secured Tower Revenue Securities, Series 2023-1, Subclass R (the “Series 2023-1R Securities” and, together with the Series 2023-1A Securities, the “2023 Securities”) to retain an “eligible horizontal residual interest” (as defined in the Risk Retention Rules) in an amount equal to at least 5% of the fair value of the 2023 Securities.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
On March 29, 2018, the Company completed a securitization transaction (the “2018 Securitization,” and, together with the 2023 Securitization, the “Trust Securitizations”), in which the Trust issued $500.0 million aggregate principal amount of Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”). To satisfy the Risk Retention Rules, the Trust issued, and one of the Company’s affiliates purchased, $26.4 million aggregate principal amount of Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”) to retain an “eligible horizontal residual interest” (as defined in the Risk Retention Rules) in an amount equal to at least 5% of the fair value of the 2018 Securities.
The assets of the Trust consist of a nonrecourse loan broken into components or “componentized” (the “Loan”), which secures each of the 2018 Securities and the 2023 Securities. The AMT Asset Subs are jointly and severally liable under the Loan, which is secured primarily by mortgages on the AMT Asset Subs’ interests in 5,034 broadcast and wireless communications towers and related assets (the “Trust Sites”).
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
The 2018 Securities (a) represent a pass-through interest in the components of the Loan corresponding to the 2018 Securities and (b) have an expected life of approximately ten years with a final repayment date in March 2048. The Series 2018-1A Securities have an interest rate of 3.652% and the Series 2018-1R Securities have an interest rate of 4.459%. Subject to certain limited exceptions described below, no payments of principal will be required to be made on the components of the Loan corresponding to the 2018 Securities prior to the monthly payment date in March 2028, which is the anticipated repayment date for such components.
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
The Loan and the Series 2015-2 Notes may be prepaid in whole or in part at any time, provided such payment is accompanied by the applicable prepayment consideration. If the prepayment occurs within (i) 18 months of the anticipated repayment date with respect to the Series 2015-2 Notes, (ii) 36 months of the anticipated repayment date with respect to the Series 2018 Securities, and (iii) 12 months of the anticipated repayment date for the 2023 Securities, no prepayment consideration is due.
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
Further, under the Loan Agreement and the 2015 Indenture, the AMT Asset Subs or GTP Acquisition Partners, respectively, are required to maintain reserve accounts, including for ground rents, real estate and personal property taxes and insurance premiums, and, under the 2015 Indenture and in certain circumstances under the Loan Agreement, to reserve a portion of advance rents from tenants on the Trust Sites. Based on the terms of the Loan Agreement and the 2015 Indenture, all rental cash receipts received for each month are reserved for the succeeding month and held in an account controlled by the applicable trustee and then released. The $69.4 million held in the reserve accounts with respect to the Trust Securitizations and the $6.9 million held in the reserve accounts with respect to the 2015 Securitization as of December 31, 2023 are classified as Restricted cash on the Company’s accompanying consolidated balance sheets.
India Credit Facilities—The India credit facilities include several working capital facilities, most of which are subject to annual renewal. The working capital facilities bear interest at rates that consist of the applicable bank’s Marginal Cost of Funds based Lending Rate or Market Benchmark (as defined in the applicable agreement), plus a spread. Generally, the working capital facilities are payable on demand prior to maturity. During the year ended December 31, 2023, the Company increased the borrowing capacity of its working capital facilities in India by 2.8 billion INR (approximately $33.7 million). As of December 31, 2023, the Company has not borrowed under these facilities.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Amounts outstanding and key terms of the India credit facilities consisted of the following as of December 31, 2023 (in millions, except percentages):

	Amount Outstanding (INR)	Amount Outstanding (USD)	Interest Rate (Range)	Maturity Date (Range)
Working capital facilities (1)	—	$—	8.33% - 9.30%	February 4, 2024 - October 23, 2024
_______________
(1)    10.7 billion Indian Rupees (“INR”) ($128.7 million) of borrowing capacity as of December 31, 2023. The Company has 0.2 billion INR (approximately $2.7 million) of bank guarantees outstanding included within the overall borrowing capacity.

Other Subsidiary Debt—The Company’s other subsidiary debt as of December 31, 2023 includes (i) drawn letters of credit in Nigeria (the “Nigeria Letters of Credit”) and (ii) the India Term Loan (as defined below).
India Term Loan—On February 16, 2023, the Company entered into an unsecured term loan with the ability to borrow up to 12.0 billion INR (approximately $145.1 million at the date of signing) with a maturity date that is one year from the date of the first draw thereunder (the “India Term Loan”). On February 17, 2023, the Company borrowed 10.0 billion INR (approximately $120.7 million at the date of borrowing) under the India Term Loan. The India Term Loan bears interest at the three month treasury bill rate as announced by the Financial Benchmarks India Private Limited plus a margin of 1.95%. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The India Term Loan does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium.
Amounts outstanding and key terms of other subsidiary debt consisted of the following as of December 31, (in millions, except percentages):

	Carrying Value (Denominated Currency)		Carrying Value (USD)		Interest Rate	Maturity Date
	2023	2022	2023	2022
Nigeria Letters of Credit (1)	3.4	16.2	$3.4	$16.2	Various	Various
India Term Loan (2)	10,000.0	—	$120.2	$—	8.89%	February 16, 2024
_______________
(1)    Denominated in USD. During the year ended December 31, 2023, we drew on letters of credit in Nigeria. The drawn amounts bear interest at a rate equal to the SOFR at the time of drawing plus a spread. Amounts are due 270 days from the date of drawing.
(2)    Denominated in INR. Subsequent to December 31, 2023, the Company amended the India Term Loan to extend the maturity date to December 31, 2024.
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
Finance Lease Obligations—The Company’s finance lease obligations approximated $20.6 million and $27.8 million as of December 31, 2023 and 2022, respectively. Finance lease obligations are described further in note 4.

Maturities—Aggregate principal maturities of long-term debt, including finance leases, for the next five years and thereafter are expected to be:

Fiscal Year	Amount
2024	$3,187.5
2025	3,729.9
2026	4,077.5
2027	5,593.6
2028	7,682.2
Thereafter	14,911.1
Total cash obligations	39,181.8
Unamortized discounts, premiums and debt issuance costs, net	(260.3)
Balance as of December 31, 2023	$38,921.5

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
9.    OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	As of
	December 31, 2023	December 31, 2022
Unearned revenue	$475.3	$489.5
Other miscellaneous liabilities	745.3	697.3
Other non-current liabilities	$1,220.6	$1,186.8
10.    ASSET RETIREMENT OBLIGATIONS
The changes in the carrying amount of the Company’s asset retirement obligations were as follows:

	2023	2022
Beginning balance as of January 1,	$2,047.4	$2,003.0
Additions	12.8	32.9
Accretion expense	118.8	114.8
Revisions in estimates (1)	(3.1)	(91.2)
Settlements	(17.7)	(12.1)
Balance as of December 31,	$2,158.2	$2,047.4
_______________
(1)Revisions in estimates include an increase to the liability of $22.3 million and a decrease to the liability of $24.6 million related to foreign currency translation for the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2023, the estimated undiscounted future cash outlay for asset retirement obligations was $4.0 billion.
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
Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows:

	December 31, 2023			December 31, 2022
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investments in equity securities (1)	$28.2	$5.3	—	$29.2	—	—
VIL OCDs	—	$192.3	—	—	—	—
Liabilities:
Interest rate swap agreements	—	—	—	—	$6.2	—
Fair value of debt related to interest rate swap agreements (2)	—	—	—	$(4.9)	—	—
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
During the years ended December 31, 2023 and 2022, the Company recognized unrealized gains (losses) of $4.3 million and $(16.7) million, respectively, for equity securities held as of December 31, 2023.
(2)    Included in the carrying values of the corresponding debt obligations as of December 31, 2022. As of December 31, 2023, the interest rate swap agreements under the 3.000% Notes were settled.
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
The Company entered into three interest rate swap agreements with an aggregate notional value of $500.0 million related to the 3.000% Notes. These interest rate swaps, which were designated as fair value hedges at inception, were entered into to hedge against changes in fair value of the 3.000% Notes resulting from changes in interest rates. The interest rate swap agreements required the Company to pay interest at a variable interest rate of one-month LIBOR plus applicable spreads and to receive fixed interest at a rate of 3.000% through June 15, 2023. The interest rate swap agreements expired upon repayment of the 3.000% Notes in full on June 15, 2023 upon maturity. As of December 31, 2023, there were no amounts outstanding under the interest rate swap agreements under the 3.000% Notes.
During the year ended December 31, 2023, there were no material fair value adjustments related to interest rate swaps.
VIL Optionally Convertible Debentures—In February 2023, one of the Company’s customers in India, Vodafone Idea Limited (“VIL”), issued optionally convertible debentures (the “VIL OCDs”) to the Company’s subsidiary, ATC Telecom Infrastructure Private Limited (“ATC TIPL”), in exchange for VIL’s payment of certain amounts towards accounts receivables. The VIL OCDs are (a) to be repaid by VIL with interest or (b) convertible into equity of VIL. If converted, such equity shall be free to trade in the open market beginning on the one year anniversary of the date of issuance of the VIL OCDs. The VIL OCDs were issued for an aggregate face value of 16.0 billion INR (approximately $193.2 million on the date of issuance). The VIL OCDs were to mature in tranches with 8.0 billion INR (approximately $96.6 million on the date of issuance) maturing on August 27, 2023 and 8.0 billion INR (approximately $96.6 million on the date of issuance) maturing on August 27, 2024. In August 2023, the Company amended the agreements governing the VIL OCDs to, among other items, extend the maturity of the first tranche of the VIL OCDs to August 27, 2024. The fair value of the VIL OCDs at issuance was approximately $116.5 million. The VIL OCDs accrue interest at a rate of 11.2% annually. Interest is payable to ATC TIPL semi-annually, with the first payment received in September 2023.
The VIL OCDs are recorded in Prepaid and other current assets in the consolidated balance sheet at fair value. The significant input to the fair value of the VIL OCDs is the lesser of the (i) VIL equity share price underlying the instruments, less a liquidity discount, and (ii) redemption value. Unrealized holding gains and losses for the VIL OCDs are recorded in Other income (expense) in the consolidated statements of operations in the current period. During the year ended December 31, 2023, the Company recognized unrealized gains of $76.7 million for the VIL OCDs held as of December 31, 2023.
Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs.
During the year ended December 31, 2023, long-lived assets held and used with a carrying value of $35.2 billion, included assets of approximately $0.2 billion that were written down to their net realizable value of less than $0.1 billion as a result of an asset impairment charge of $202.4 million. During the year ended December 31, 2022, long-lived assets held and used with a carrying value of $46.1 billion, included assets of approximately $0.8 billion that were written down to their net realizable value of approximately $0.2 billion as a result of an asset impairment charge of $655.9 million. The asset impairment charges are recorded in Other operating expenses in the accompanying consolidated statements of operations. These adjustments were determined by comparing the estimated fair value of the subject assets utilizing projected future discounted cash flows to be provided from the long-lived assets to the asset’s carrying value.
The significant unobservable inputs used to determine the fair value of the individual tower and acquired network location intangible assets subject to impairment in 2023 and 2022 included the following:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

	Year Ended December 31,
	2023		2022
	Range	Weighted Average	Range	Weighted Average
Terminal growth rates on cash flows (1)	2% to 7%	3%	3% to 7%	3%
Weighted average cost of capital (2)	6% to 46%	10%	6% to 35%	13%
_______________
(1)On a local currency basis.
(2)Specific to the country of each impaired asset. Due to the underlying economic characteristics of the markets the Company operates in, the weighted average cost of capital may vary significantly from market to market.
The majority of the tenant relationships measured at fair value for impairment purposes in 2022 utilized a weighted average cost of capital of 11%; however, terminal growth rates are not used in the valuation of acquired tenant-related intangible assets.
The table below indicates the percentages of the asset class that were subject to fair value measurement and subsequently impaired for the years ended December 31, 2023 and 2022:

	2023	2022
Towers and related assets	1%	1%
Acquired network location intangible assets	1%	2%
Acquired tenant-related intangible assets	1%	5%
The Company believes any reasonable change in the significant unobservable inputs utilized would not have a material impact on the fair value of the assets used in connection with the impairment recorded.
During the year ended December 31, 2023, the Company undertook a process to evaluate various strategic alternatives with respect to its India operations, which resulted in the Pending ATC TIPL Transaction (as defined in note 22) in January 2024. As part of this process, the Company received indications of value from third parties, which were less than the carrying value of the India reporting unit. The Company incorporated this information as a significant input used to determine the fair value of the India reporting unit.
The Company performed its annual goodwill impairment test as of December 31, 2023. The Company determined that the carrying amount of the Spain reporting unit exceeded its fair value, as calculated under an income approach using future discounted cash flows. The significant unobservable inputs used to determine the fair value of the Spain reporting until as of December 31, 2023 included the following:

2023
Terminal growth rates on cash flows	2%
Weighted average cost of capital	7%
During the year ended December 31, 2023, the Company recorded goodwill impairments of $322.0 million related to India and $80.0 million related to Spain, for a total of $402.0 million, as discussed further in note 5.
There were no other items measured at fair value on a nonrecurring basis during the year ended December 31, 2023.
Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at December 31, 2023 and 2022 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of December 31, 2023, the carrying value and fair value of long-term obligations, including the current portion, were $38.9 billion and $36.7 billion, respectively, of which $30.0 billion was measured using Level 1 inputs and $6.7 billion was measured using Level 2 inputs. As of December 31, 2022, the carrying value and fair value of long-term obligations, including the current portion, were $38.7 billion and $35.1 billion, respectively, of which $24.5 billion was measured using Level 1 inputs and $10.6 billion was measured using Level 2 inputs.

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
The income tax provision from continuing operations consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$(1.0)	$(6.5)	$(26.0)
State	(4.9)	(5.8)	(9.3)
Foreign	(330.3)	(248.4)	(267.7)
Deferred:
Federal	1.8	(2.8)	0.0
State	0.8	0.8	(2.5)
Foreign	179.4	238.7	43.7
Income tax provision	$(154.2)	$(24.0)	$(261.8)
The effective tax rate (“ETR”) on income from continuing operations for the years ended December 31, 2023, 2022 and 2021 differs from the federal statutory rate primarily due to the Company’s qualification for taxation as a REIT, as well as adjustments for state and foreign items. As a REIT, the Company may deduct earnings distributed to stockholders against the income generated by its REIT operations.
For the year ended December 31, 2023, the increase in the income tax provision was primarily attributable to increased earnings in certain foreign jurisdictions in the current year after adjusting for non-deductible amounts, partially offset by a benefit in the current year from the application of a tax law change in Kenya. The income tax provision for the year ended December 31, 2022 included a reduction in income due to intangible asset impairment charges in India. The income tax provision for the year ended December 31, 2023 included the reversal of valuation allowances of $87.2 million in certain foreign jurisdictions as compared to the reversal of valuation allowances of $76.5 million for the year ended December 31, 2022.
Reconciliation between the U.S. statutory rate and the effective rate from continuing operations is as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory tax rate	21%	21%	21%
Adjustment to reflect REIT status (1)	(21)	(21)	(21)
Foreign taxes	9	(1)	3
Foreign withholding taxes	4	4	2
Uncertain tax positions	4	2	4
Changes in tax laws	(2)	—	—
Changes in valuation allowance	(5)	(4)	(0)
Effective tax rate	10%	1%	9%
_______________
(1)    As a result of the ability to utilize the dividends paid deduction to offset the Company’s REIT income and gains.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
The domestic and foreign components of income from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2023	2022	2021
United States	$1,371.4	$1,973.2	$2,517.4
Foreign	149.9	(252.5)	312.0
Total	$1,521.3	$1,720.7	$2,829.4
The components of the net deferred tax asset and liability and related valuation allowance were as follows:

	December 31, 2023	December 31, 2022
Assets:
Operating lease liability	$1,147.3	$1,117.4
Net operating loss carryforwards	276.4	265.5
Accrued asset retirement obligations	245.9	238.5
Stock-based compensation	8.5	8.1
Unearned revenue	35.8	32.7
Unrealized loss on foreign currency	20.8	24.4
Other accruals and allowances	89.1	84.1
Nondeductible interest	67.1	93.4
Tax credits	158.8	106.8
Capital loss carryforwards (1)	175.0	5.8
Items not currently deductible and other	84.5	44.3
Liabilities:
Depreciation and amortization	(1,718.1)	(1,792.6)
Right-of-use asset	(1,147.2)	(1,118.5)
Deferred rent	(133.9)	(113.0)
Other	(58.8)	(24.0)
Subtotal	(748.8)	(1,027.1)
Valuation allowance	(433.5)	(335.7)
Net deferred tax liabilities	$(1,182.3)	$(1,362.8)
_______________
(1)    As of December 31, 2023 includes amounts related to the sale of Mexico Fiber.
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
At December 31, 2023 and 2022, the Company has provided a valuation allowance of $433.5 million and $335.7 million, respectively, which primarily relates to foreign items. The increase in the valuation allowance for the year ending December 31, 2023 is due to uncertainty as to the timing of, and the Company’s ability to recover, net deferred tax assets in certain foreign operations in the foreseeable future, offset by reversals and fluctuations in foreign currency exchange rates. The amount of deferred tax assets considered realizable, however, could be adjusted if objective evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company’s projections for growth.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
A summary of the activity in the valuation allowance is as follows:

	2023	2022	2021
Balance as of January 1,	$335.7	$329.3	$228.5
Additions (1)	249.1	93.9	146.3
Usage, expiration and reversals	(87.2)	(76.5)	(26.2)
Foreign currency translation	(64.1)	(11.0)	(19.3)
Balance as of December 31,	$433.5	$335.7	$329.3
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
The Company intends to reinvest foreign earnings indefinitely outside of the U.S., except for earnings in certain entities in Brazil, Burkina Faso, Costa Rica, Jersey, Mexico, Netherlands, Singapore, South Africa and the United Kingdom. Any tax consequences for future distributions have been recorded as deferred tax liabilities.
At December 31, 2023, the Company had net federal, state and foreign operating loss carryforwards available to reduce future taxable income. If not utilized, the Company’s NOLs expire as follows:

Years ended December 31,	Federal	State	Foreign
2024 to 2028	$0.0	$217.1	$3.7
2029 to 2033	0.7	47.1	4.0
2034 to 2038	66.9	150.9	1.1
2039 to 2043	—	97.2	9.3
Indefinite carryforward	283.0	60.4	928.7
Total	$350.6	$572.7	$946.8
As of December 31, 2023 and 2022, the total amount of unrecognized tax benefits that would impact the ETR, if recognized, is $130.7 million and $103.6 million, respectively. The amount of unrecognized tax benefits for the year ended December 31, 2023 includes additions to the Company’s existing tax positions of $50.5 million.
The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, or if the applicable statute of limitations lapses. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $13.9 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	Year Ended December 31,
	2023	2022	2021
Balance at January 1	$115.5	$108.8	$136.2
Additions based on tax positions related to the current year	42.5	13.3	7.5
Additions and reductions for tax positions of prior years (1)	0.4	18.2	(17.5)
Foreign currency	3.7	(5.3)	(3.7)
Reduction as a result of the lapse of statute of limitations	(2.1)	(0.6)	(4.9)
Reduction as a result of effective settlements	(5.9)	(18.9)	(8.8)
Balance at December 31	$154.1	$115.5	$108.8
_______________
(1)    Year ended December 31, 2021 includes adjustments of $(16.6) million due to a reclassification of unrecognized tax benefits to penalties and income tax-related interest expense.

During the year ended December 31, 2023, the statute of limitations on certain unrecognized tax benefits lapsed and certain positions were effectively settled, including effective settlements and revisions of prior year positions, which resulted in a decrease of $15.5 million in the liability for unrecognized tax benefits. During the year ended December 31, 2022, the statute of

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
limitations on certain unrecognized tax benefits lapsed and certain positions were effectively settled, including effective settlements and revisions of prior year positions, which resulted in a decrease of $23.1 million in the liability for unrecognized tax benefits. During the year ended December 31, 2021, the statute of limitations on certain unrecognized tax benefits lapsed and certain positions were effectively settled, including effective settlements and revisions of prior year positions related to the Eaton Towers Acquisition, which resulted in a decrease in the liability for unrecognized tax benefits of $54.2 million.
The Company recorded penalties and tax-related interest expense to the tax provision of $26.2 million, $20.6 million and $69.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. During the year ended December 31, 2023, the Company reduced its liability for penalties and income tax-related interest expense related to uncertain tax positions by $9.7 million due to the expiration of the statute of limitations in certain jurisdictions and certain positions that were effectively settled. During the years ended December 31, 2022 and 2021, the Company reduced its liability for penalties and income tax-related interest expense related to uncertain tax positions by $19.9 million and $14.6 million, respectively, due to the expiration of the statute of limitations in certain jurisdictions and certain positions that were effectively settled. In addition, as a result of a settlement in the United States, $45.8 million was reclassified to Accrued income tax payable as of December 31, 2021.
As of December 31, 2023 and 2022, the total amount of accrued income tax-related interest and penalties included in the consolidated balance sheets were $62.8 million and $43.3 million, respectively.
The Company has filed for prior taxable years, and for its taxable year ended December 31, 2023 will file, numerous consolidated and separate income tax returns, including U.S. federal and state tax returns and foreign tax returns. The Company is subject to examination in the United States and various state and foreign jurisdictions for certain tax years. As a result of the Company’s ability to carryforward federal, state and foreign NOLs, the applicable tax years generally remain open to examination several years after the applicable loss carryforwards have been used or have expired. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. The Company believes that adequate provisions have been made for income taxes for all periods through December 31, 2023.
13.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Awards of RSUs and stock options granted prior to March 10, 2023 generally vest over four years. In December 2022, the Company’s Compensation Committee changed the terms of its awards to generally vest over three years. The change in vesting terms is applicable for new awards granted beginning on March 10, 2023 and does not change the vesting terms applicable to grants awarded prior to March 10, 2023. The impact of the change in vesting terms was $7.9 million for the year ended December 31, 2023. Performance-based restricted stock units (“PSUs”) generally vest over three years. Stock options generally expire ten years from the date of grant. As of December 31, 2023, the Company had the ability to grant stock-based awards with respect to an aggregate of 4.1 million shares of common stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through
November 30 and from December 1 through May 31 of each year.

During the years ended December 31, 2023, 2022 and 2021, the Company recorded the following stock-based compensation expenses in selling, general, administrative and development expense:

	2023	2022	2021
Stock-based compensation expense (1)	$195.7	$169.3	$119.5
_______________
(1)For the year ended December 31, 2023, excludes $7.6 million of stock-based compensation expenses related to severance recorded in Other operating expense in the accompanying consolidated statements of operations.
Stock Options—There were no options granted during the years ended December 31, 2023, 2022 and 2021. The fair values of previously granted stock options were estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions at the date of grant.
The intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $9.3 million, $34.3 million and $176.7 million, respectively. As of December 31, 2023, there was no unrecognized compensation expense

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
related to unvested stock options. The amount of cash received from the exercise of stock options was $7.7 million during the year ended December 31, 2023.
The Company’s option activity for the year ended December 31, 2023 was as follows (share and per share data disclosed in full amounts):

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	855,154	$91.82
Granted	—	—
Exercised	(88,199)	87.40
Forfeited	—	—
Expired	—	—
Outstanding as of December 31, 2023	766,955	$92.33	1.34	$94.8
Exercisable as of December 31, 2023	766,955	$92.33	1.34	$94.8
Vested as of December 31, 2023	766,955	$92.33	1.34	$94.8
The following table sets forth information regarding options outstanding at December 31, 2023 (share and per share data disclosed in full amounts):

Options Outstanding				Options Exercisable
Range of Exercise Price Per Share	Outstanding Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price Per Share
$81.18 - $94.23	148,033	$81.55	0.24	148,033	$81.55
$94.57 - $94.71	608,683	94.64	1.59	608,683	94.64
$99.67 - $113.60	10,239	110.75	2.45	10,239	110.75
$81.18 - $113.60	766,955	$92.33	1.34	766,955	$92.33
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the year ended December 31, 2023 was as follows (share and per share data disclosed in full amounts):

	RSUs	Weighted Average Grant Date Fair Value	PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2023 (1)	1,382,879	$230.80	276,468	$226.40
Granted (2)	960,583	191.33	166,440	193.64
Vested and Released (3)	(630,025)	224.41	(79,232)	241.47
Forfeited	(74,726)	211.65	(188)	187.01
Outstanding as of December 31, 2023	1,638,711	$210.94	363,488	$208.14
Expected to vest as of December 31, 2023	1,638,711	$210.94	363,488	$208.14
Vested and deferred as of December 31, 2023 (4)	30,259	$220.03	—	$—
_______________
(1)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2022 PSUs and the 2021 PSUs (each as defined below), or 98,542 shares and 98,694 shares, respectively, and the shares issuable at the end of the three-year performance period for the PSUs granted in 2020 (the “2020 PSUs”) based on achievement against the performance metrics for the three-year performance period, or 79,232 shares.
(2)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2023 PSUs (as defined below), or 118,684 shares, and target number of shares issuable at the end of the one-year performance period for the Retention PSUs (as defined below), or 19,132 shares. PSUs also includes the shares above target that are issuable for the 2021 PSUs at the end of the three-year performance cycle based on exceeding the performance metric for the three-year performance period, or 28,624 shares.
(3)PSUs consist of shares vested pursuant to the 2020 PSUs. There are no additional shares to be earned related to the 2020 PSUs.
(4)Vested and deferred RSUs are related to deferred compensation for certain former employees.
The total fair value of RSUs and PSUs that vested during the year ended December 31, 2023 was $137.2 million.
Restricted Stock Units—As of December 31, 2023, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $172.4 million and is expected to be recognized over a weighted average period of approximately two

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
years. Vesting of RSUs is subject generally to the employee’s continued employment or death, disability or qualified retirement (each as defined in the applicable RSU award agreement).
Performance-Based Restricted Stock Units—During the year ended December 31, 2023, the Company’s Compensation Committee (the “Compensation Committee”) granted an aggregate of 118,684 PSUs (the “2023 PSUs”) to its executive officers and established the performance metrics for these awards. During the years ended December 31, 2022 and 2021, the Company’s Compensation Committee granted an aggregate of 98,542 PSUs (the “2022 PSUs”), 98,694 PSUs (the “2021 PSUs”), respectively, to its executive officers and established the performance metrics for these awards.
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
During the year ended December 31, 2023, the Company’s Compensation Committee granted an aggregate of 19,132 PSUs to certain non-executive employees (the “Retention PSUs”) and established the performance metrics for these awards. Target parameters were established for a one-year performance period and will be used to calculate the number of shares that will be issuable when the awards vest, which may be either zero or 100% of the target amount. At the end of the one-year performance period, the number of shares that vest will depend on the achievement against the pre-established performance goals. The Retention PSUs will be paid out in common stock at the end of performance period, subject generally to the employee’s continued employment, death or disability (each as defined in the applicable award agreement). The Retention PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest. The Company recognized $3.5 million in stock-based compensation expense related to the Retention PSUs. As of December 31, 2023, there was no unrecognized compensation expense related to the Retention PSUs.
During the year ended December 31, 2023, the Company recorded $34.0 million in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at December 31, 2023 was $5.9 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted-average period over which the cost will be recognized is approximately two years.
14.    EQUITY
Dividends—The Company may pay dividends in cash or, subject to certain limitations, in shares of common stock or any combination of cash and shares of common stock.
Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to the ESPP and upon exercise of stock options granted under the 2007 Plan. During the year ended December 31, 2023, the Company received an aggregate of $22.1 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
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
During the year ended December 31, 2023, there were no repurchases under either of the Buyback Programs. As of December 31, 2023, the Company has repurchased a total of 14,451,325 shares of its common stock under the 2011 Buyback for an aggregate of $1.5 billion, including commissions and fees. As of December 31, 2023, the Company has not made any repurchases under the 2017 Buyback.
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
Distributions—During the years ended December 31, 2023, 2022 and 2021, the Company declared the following cash distributions (per share data reflects actual amounts):

	For the year ended December 31,
	2023		2022		2021
	Distribution per share	Aggregate Payment Amount	Distribution per share	Aggregate Payment Amount	Distribution per share	Aggregate Payment Amount
Common Stock	$6.45	$3,006.7	$5.86	$2,715.3	$5.21	$2,359.4
The following table characterizes the tax treatment of distributions declared per share of common stock.

	For the year ended December 31,
	2023			2022			2021
	Per Share		%	Per Share		%	Per Share		%
Common Stock
Ordinary dividend	$6.3100		100.00%	$4.3000		100.00%	$6.1980		96.54%
Capital gains distribution	—		—	—		—	0.2220		3.46
Total	$6.3100	(1)	100.00%	$4.3000	(2)	100.00%	$6.4200	(3)	100.00%
_______________
(1)    Excludes dividend declared on December 13, 2023 of $1.70 per share, which was paid on February 1, 2024 to common stockholders of record at the close of business on December 28, 2023 and which will apply to the 2024 tax year. Includes dividend declared on December 7, 2022 of $1.56 per share, which was paid on February 2, 2023 to common stockholders of record at the close of business on December 28, 2022 and which applied to the 2023 tax year.
(2)    Excludes dividend declared on December 7, 2022 of $1.56 per share, which was paid on February 2, 2023 to common stockholders of record at the close of business on December 28, 2022 and which applied to the 2023 tax year.
(3)    Includes dividend declared on December 15, 2021 of $1.39 per share, which was paid on January 14, 2022 to common stockholders of record at the close of business on December 27, 2021. Also includes dividend declared on December 3, 2020 of $1.21 per share, which was paid on February 2, 2021 to common stockholders of record at the close of business on December 28, 2020 and which applied to the 2021 tax year.
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. The amount accrued for distributions payable related to unvested restricted stock units was $21.5 million and $17.0 million as of December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the Company paid $9.0 million of distributions upon the vesting of restricted stock units. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.
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
As of December 31, 2023, ATC Europe consists of the Company’s operations in France, Germany and Spain. The Company currently holds a 52% controlling interest in ATC Europe, with CDPQ and Allianz holding 30% and 18% noncontrolling interests, respectively. ATC Europe holds a 100% interest in the subsidiaries that consist of the Company’s operations in France and an 87% and an 83% controlling interest in the subsidiaries that consist of the Company’s operations in Germany and Spain, respectively, with PGGM holding a 13% and a 17% noncontrolling interest in each respective subsidiary.

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
As of December 31, 2023, the Company holds a common equity interest of approximately 72% in its U.S. data center business, with Stonepeak holding approximately 28% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity. On a fully converted basis, which is expected to occur four years from the date of the initial closing in August 2022, and on the basis of the currently outstanding equity, the Company will hold a controlling ownership interest of approximately 64%, with Stonepeak holding approximately 36%. The mandatorily convertible preferred equity, which accrues dividends at 5.0%, will convert into common equity on a one for one basis, subject to adjustment that will be measured on the conversion date.
Dividends to noncontrolling interests—Certain of the Company’s subsidiaries may, from time to time, declare dividends.
During the year ended December 31, 2023, the Company’s U.S. data center business had distributions of $46.1 million related to the outstanding Stonepeak mandatorily convertible preferred equity (the “Stonepeak Preferred Distributions”). As of December 31, 2023, the amount accrued for Stonepeak Preferred Distributions was $11.6 million. Beginning in January 2024, pursuant to the terms of the ownership agreement with Stonepeak, on a quarterly basis, the Company’s U.S. data center business will distribute common dividends to the Company and to Stonepeak in proportion to their respective equity interests in the Company’s U.S. data center business (the “Stonepeak Common Dividend”). As of December 31, 2023, the amount accrued for the Stonepeak Common Dividend was $91.7 million.
During the year ended December 31, 2023, AT Iberia C.V., one of the Company’s subsidiaries in Spain, declared and paid a dividend of 48.0 million EUR (approximately $53.0 million at the date of payment), pursuant to the terms of the ownership agreements, to ATC Europe and PGGM in proportion to their respective equity interests in AT Iberia C.V.
The changes in noncontrolling interests were as follows:

	Year Ended December 31,
	2023	2022
Balance as of January 1,	$6,836.1	$3,988.4
Stonepeak Transaction (1)	—	3,070.0
Net loss attributable to noncontrolling interests	(116.2)	(69.1)
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	81.4	(185.6)
Contributions from noncontrolling interest holders	12.7	55.4
Distributions to noncontrolling interest holders (2)	(146.8)	(23.0)
Balance as of December 31,	$6,667.2	$6,836.1
_______________
(1)    Represents the impact of contributions received from Stonepeak described above on Noncontrolling interests. Reflected within Contributions from noncontrolling interest holders in the consolidated statements of equity.
(2)    For the year ended December 31, 2023, primarily includes the Stonepeak Common Dividend and the Stonepeak Preferred Distributions. For the year ended December 31, 2022, includes $16.7 million of Stonepeak Preferred Distributions and dividends of $5.5 million paid to PGGM.
16.    OTHER OPERATING EXPENSE
Other operating expense consists primarily of impairment charges, net losses on sales or disposals of assets and other operating expense items. The Company records impairment charges to write down certain assets to their net realizable value after an indicator of impairment is identified and subsequent analysis determines that the asset is either partially recoverable or not recoverable. These assets consist primarily of those related to the Company’s tower locations, and included towers and related assets included in property and equipment, network location intangible assets and right-of-use assets, all of which are typically

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
assessed on an individual location or site basis. The assets subject to impairment also include tenant-related intangibles, which are assessed on a tenant basis. Net losses on sales or disposals of assets primarily relate to certain non-core towers, other assets and miscellaneous items. Other operating expenses includes acquisition- and disposition-related costs and integration costs.
Other operating expenses included the following for the years ended December 31,:

	2023	2022	2021
Impairment charges (1)	$202.4	$655.9	$173.7
Net losses on sales or disposals of assets (2)	125.4	28.4	22.7
Other operating expenses (3)	49.9	83.3	202.3
Total Other operating expenses	$377.7	$767.6	$398.7
_______________
(1)    For the year ended December 31, 2022, impairment charges primarily relate to India, as discussed below.
(2)    For the year ended December 31, 2023, includes a net loss of $78.9 million on the sales of Mexico Fiber and ATC Poland.
(3)    For the year ended December 31, 2023, includes severance and related costs as discussed below. For the year ended December 31, 2021, includes acquisition and merger related expenses associated with the Telxius Acquisition and the CoreSite Acquisition.
Impairment charges included the following for the years ended December 31,:

	2023	2022	2021
Tower and network location intangible assets (1)	$95.7	$149.6	$121.0
Tenant relationships (2)	90.2	491.1	42.2
Other (3)	16.5	15.2	10.5
Total impairment charges included in Other operating expense	$202.4	$655.9	$173.7
Goodwill impairment (4)	$402.0	$—	$—
Total impairment charges	$604.4	$655.9	$173.7
_______________
(1)    During the year ended December 31, 2022, impairment charges primarily relate to India, as discussed below.
(2)    During the year ended December 31, 2023, impairment charges relate to impaired tenant relationships in Africa. During the year ended December 31, 2022, impairment charges primarily relate to India, as discussed below, and impaired tenant relationships related to fiber in Mexico. During the year ended December 31, 2021, impairment charges relate to a fully impaired tenant relationship in Africa.
(3)    Includes impairment charges related to right-of-use assets.
(4)    During the year ended December 31, 2023, includes goodwill impairment associated with the India and Spain reporting units (as discussed in note 5).
India Impairments
The Company reviews long-lived assets for impairment annually (as of December 31) or whenever events or circumstances indicate the carrying amount of an assets may not be recoverable, as further discussed in note 1.
In the third quarter of 2022, VIL, communicated that it would make partial payments of its contractual amounts owed to the Company and indicated that it would continue to make partial payments for the remainder of 2022. In late 2022, VIL had communicated its intent to resume payments in full under its contractual obligations owed to the Company beginning on January 1, 2023. However, in early 2023, VIL communicated that it would not be able to resume payments in full of its contractual obligations owed to the Company, and that it would instead continue to make partial payments. In the second half of 2023, VIL began making payments in full of its monthly contractual obligations owed to the Company.
The Company considered these developments and the uncertainty with respect to amounts owed under its tenant leases when conducting its 2022 annual impairment assessments for long-lived assets in India. A probability weighted assessment was performed, incorporating current and expected industry and market conditions and trends and, as a result, the Company determined that certain fixed and intangible assets had been impaired during the year ended December 31, 2022.
•An impairment of $97.0 million was taken on tower and network location intangible assets in India.
•The Company also impaired the tenant-related intangible assets for VIL, which resulted in an impairment of $411.6 million.
The Company recorded a goodwill impairment charge of $322.0 million in India during the year ended December 31, 2023 as discussed in note 5. The goodwill impairment charge is recorded in Goodwill impairment in the accompanying consolidated statements of operations for the year ended December 31, 2023.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Severance
During the year ended December 31, 2023, the Company approved a plan for restructuring its workforce, which was communicated to its employees. As a result of these actions, severance and related costs of $21.8 million were recorded in Other operating expense in the accompanying consolidated statements of operations for the year ended December 31, 2023.
Additional information relating to the severance and related costs by operating segments is as follows for the year ended December 31,:

2023
U.S. & Canada property	$2.4
Africa property	0.7
Europe property	2.8
Latin America property	4.7
Services	3.4
Other (1)	7.8
Total severance and related costs	$21.8
_______________
(1)Includes corporate expenses.
Unpaid obligations for severance and related costs as of December 31, 2023, are included in Payroll and related withholdings within Accrued expenses in the consolidated balance sheet as of December 31, 2023:
The changes in the unpaid obligations for severance and related costs for the year ended December 31, 2023 were as follows:

2023
Beginning balance as of January 1,	$—
Additions	21.8
Payments	(19.9)
Balance as of December 31,	$1.9
17.    EARNINGS PER COMMON SHARE
The following table sets forth basic and diluted net income per common share computational data for the years ended December 31, (shares in thousands, except per share data):

	2023	2022	2021
Net income attributable to American Tower Corporation common stockholders	$1,483.3	$1,765.8	$2,567.7
Basic weighted average common shares outstanding	466,063	461,519	451,498
Dilutive securities	1,099	1,231	1,796
Diluted weighted average common shares outstanding	467,162	462,750	453,294
Basic net income attributable to American Tower Corporation common stockholders per common share	$3.18	$3.83	$5.69
Diluted net income attributable to American Tower Corporation common stockholders per common share	$3.18	$3.82	$5.66
Shares Excluded From Dilutive Effect
The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive for the years ended December 31, (in thousands, on a weighted average basis):

	2023	2022	2021
Restricted stock awards	5	86	—

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
Verizon Transaction—In March 2015, the Company entered into an agreement with various operating entities of Verizon Communications Inc. (“Verizon”) that currently provides for the lease, sublease or management of approximately 11,200 wireless communications sites, which commenced on March 27, 2015. The average term of the lease or sublease for all communications sites at the inception of the agreement was approximately 28 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the leased sites in tranches, subject to the applicable lease, sublease or management rights upon its scheduled expiration. Each tower is assigned to an annual tranche, ranging from 2034 to 2047, which represents the outside expiration date for the sublease rights to the towers in that tranche. The purchase price for each tranche is a fixed amount stated in the lease for such tranche plus the fair market value of certain alterations made to the related towers. The aggregate purchase option price for the towers leased and subleased is approximately $5.0 billion. Verizon will occupy the sites as a tenant for an initial term of ten years with eight optional successive five-year terms; each such term shall be governed by standard master lease agreement terms established as a part of the transaction.
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 1,800 towers, which commenced between December 2000 and August 2004. Substantially all of the towers are part of the Trust Securitizations. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of December 31, 2023, the Company has purchased an aggregate of approximately 600 of the subleased towers which are subject to the applicable agreement, including 59 towers purchased during the year ended December 31, 2023 for an aggregate purchase price of $40.9 million. The aggregate purchase option price for the remaining towers leased and subleased is $1.1 billion and includes per annum accretion through the applicable expiration of the lease or sublease of a site. For all such sites, AT&T has the right to continue to lease the reserved space through June 30, 2025 at the then-current monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to five successive five-year terms.
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
Guaranties and Indemnifications—The Company enters into agreements from time to time in the ordinary course of business pursuant to which it agrees to guarantee or indemnify third parties for certain claims. The Company has also entered into purchase and sale agreements relating to the sale or acquisition of assets containing customary indemnification provisions. The Company’s indemnification obligations under these agreements generally are limited solely to damages resulting from breaches of representations and warranties or covenants under the applicable agreements. In addition, payments under such indemnification clauses are generally conditioned on the other party making a claim that is subject to whatever defenses the Company may have and are governed by dispute resolution procedures specified in the particular agreement. Further, the Company’s obligations under these agreements may be limited in duration and amount, and in some instances, the Company may have recourse against third parties for payments made by the Company. The Company has not historically made any material payments under these agreements and, as of December 31, 2023, is not aware of any agreements that could result in a material payment.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
19.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and non-cash investing and financing activities are as follows for the years ended December 31,:

	2023	2022	2021
Supplemental cash flow information:
Cash paid for interest	$1,260.0	$1,088.6	$791.2
Cash paid for income taxes (net of refunds of $31.5, $33.9 and $46.7, respectively)	306.5	322.3	225.2
Non-cash investing and financing activities:
(Decrease) increase in accounts payable and accrued expenses for purchases of property and equipment and construction activities	(14.7)	27.2	57.9
Purchases of property and equipment under finance leases, perpetual easements and capital leases	31.5	33.6	58.8
Fair value of debt assumed through acquisitions (1)	—	—	955.1
Settlement of third-party debt	—	(7.4)	(12.7)
Replacement awards (2)	—	—	17.1
_______________
(1)    For the year ended December 31, 2021, consists of repayment of debt assumed in connection with the CoreSite Acquisition, including senior unsecured notes previously entered into by CoreSite.
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
Data Centers— In December 2021, the Company completed the CoreSite Acquisition, through which it acquired over 20 data center facilities and related assets in eight United States markets. As a result of the CoreSite Acquisition, the Company established the Data Centers segment as a reportable segment in the fourth quarter of 2021. The Company’s Data Centers segment relates to data center facilities and related assets that the Company owns and operates in the United States. The Data Centers segment offers different types of leased land and related services from, and requires different resources, skill sets and marketing strategies than the existing property operating segment in the U.S. & Canada.
As of December 31, 2023, the Company’s property operations consisted of the following:
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

Services—The Company’s Services segment offers tower-related services in the United States, including AZP, structural and mount analyses, and construction management, which primarily support its site leasing business, including the addition of new tenants and equipment on its communications sites. The Services segment is a strategic business unit that offers different services from, and requires different resources, skill sets and marketing strategies than, the property operating segments.
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
Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2023, 2022 and 2021 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

	Property						Total Property	Services	Other	Total
Year ended December 31, 2023	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers
Segment revenues	$5,216.2	$1,150.8	$1,225.6	$775.6	$1,798.3	$834.7	$11,001.2	$143.0		$11,144.2
Segment operating expenses	849.9	704.2	433.3	299.5	566.0	347.6	3,200.5	60.1		3,260.6
Segment gross margin	4,366.3	446.6	792.3	476.1	1,232.3	487.1	7,800.7	82.9		7,883.6
Segment selling, general, administrative and development expense (1)	165.1	42.1	79.3	65.6	107.9	72.4	532.4	22.9		555.3
Segment operating profit	$4,201.2	$404.5	$713.0	$410.5	$1,124.4	$414.7	$7,268.3	$60.0		$7,328.3
Stock-based compensation expense									$195.7	195.7
Other selling, general, administrative and development expense									241.5	241.5
Depreciation, amortization and accretion									3,086.5	3,086.5
Other expense (2)									2,283.3	2,283.3
Income from continuing operations before income taxes										$1,521.3
Capital expenditures (3) (4)	$410.6	$122.0	$425.6	$218.0	$205.2	$428.1	$1,809.5	$—	$20.3	$1,829.8
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $195.7 million.
(2)Primarily includes interest expense, $202.4 million in impairment charges, $402.0 million of goodwill impairment charges in India and Spain, as further discussed in note 5, and losses from foreign currency exchange rate fluctuations. The year ended December 31, 2023 also includes a net loss of $78.9 million on the sales of Mexico Fiber and ATC Poland.
(3)Includes $6.2 million of finance lease payments included in Repayments of notes payable, credit facilities, term loans, senior notes, secured debt and finance leases in the cash flows from financing activities in the Company’s consolidated statements of cash flows.
(4)Includes $38.7 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in the Company’s consolidated statements of cash flows.

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
_______________
(1)    Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $169.3 million.
(2)    Primarily includes interest expense and $655.9 million in impairment charges, partially offset by gains from foreign currency exchange rate fluctuations.
(3)    Includes $6.7 million of finance lease payments included in Repayments of notes payable, credit facilities, term loans, senior notes, secured debt and finance leases in the cash flows from financing activities in the Company’s consolidated statements of cash flows.
(4)    Includes $36.7 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in the Company’s consolidated statements of cash flows.

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
Additional information relating to the total assets of the Company’s operating segments is as follows for the years ended December 31,:

	2023	2022
Total Assets (1):
U.S. & Canada property	$26,325.1	$26,739.9
Asia-Pacific property	3,758.1	4,276.9
Africa property	4,031.2	4,759.4
Europe property	11,769.3	11,464.6
Latin America property	9,025.3	8,666.3
Data Centers	10,482.9	10,702.8
Services	54.8	119.3
Other (2)	580.9	465.3
Total assets	$66,027.6	$67,194.5
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Summarized geographic information related to the Company’s operating revenues for the years ended December 31, 2023, 2022 and 2021 and long-lived assets as of December 31, 2023 and 2022 is as follows:

	2023	2022	2021
Operating Revenues:
U.S. & Canada:
Canada (1)	$11.7	$12.5	$11.4
United States (2)	6,182.2	6,001.5	5,179.3
Asia-Pacific (1):
Australia	2.6	1.8	1.8
Bangladesh	5.7	3.9	0.4
India	1,132.0	1,065.7	1,196.6
New Zealand	1.6	0.3	—
Philippines	8.9	5.3	0.3
Africa (1):
Burkina Faso	38.1	41.2	44.7
Ghana	128.6	144.4	170.5
Kenya	120.0	123.1	107.4
Niger	48.4	42.1	41.6
Nigeria	495.4	477.2	296.5
South Africa	157.9	164.8	164.0
Uganda	237.2	199.7	180.8
Europe (1):
France	113.4	99.6	98.9
Germany	363.6	320.0	213.5
Poland (3)	0.6	1.0	0.5
Spain	298.0	315.1	183.3
Latin America (1):
Argentina	43.8	39.2	31.6
Brazil	787.3	741.9	614.6
Chile	106.3	91.8	88.0
Colombia	117.0	106.1	107.7
Costa Rica	24.7	23.9	22.8
Mexico	611.8	588.9	524.6
Paraguay	16.3	15.4	13.5
Peru	91.1	84.7	62.6
Total operating revenues	$11,144.2	$10,711.1	$9,356.9
_______________
(1)    Balances are translated at the applicable exchange rate, which may impact comparability between periods.
(2)    Balances include revenue from the Company’s Services and Data Centers segments.
(3)    During the year ended December 31, 2023, the Company completed the sale of ATC Poland.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

	2023	2022
Long-Lived Assets (1):
U.S. & Canada:
Canada (2)	$214.8	$207.6
United States (3)	28,337.4	29,275.1
Asia-Pacific (2):
Australia	10.6	7.5
Bangladesh	25.3	24.6
India	2,069.6	2,452.2
New Zealand	37.5	37.6
Philippines	31.9	30.9
Africa (2):
Burkina Faso	257.4	272.0
Ghana	269.2	393.3
Kenya	557.2	783.8
Niger	203.1	211.3
Nigeria	456.5	747.8
South Africa	337.0	345.5
Uganda	925.1	935.2
Europe (2):
France	1,338.8	1,306.9
Germany	5,721.2	5,642.5
Poland	—	4.9
Spain	3,031.6	3,027.8
Latin America (2):
Argentina	190.1	194.1
Brazil	1,996.5	1,908.7
Chile	575.7	606.6
Colombia	286.8	238.0
Costa Rica	105.6	111.3
Mexico	1,044.4	1,243.2
Paraguay	92.3	93.7
Peru	832.9	836.2
Total long-lived assets	$48,948.5	$50,938.3
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
The following customers within the property and services segments individually accounted for 10% or more of the Company’s consolidated operating revenues for the years ended December 31,:

	2023	2022	2021
T-Mobile	17%	18%	20%
AT&T	16%	17%	19%
Verizon Wireless	12%	11%	13%
21.    RELATED PARTY TRANSACTIONS
During the years ended December 31, 2023, 2022 and 2021, the Company had no significant related party transactions.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
22.   SUBSEQUENT EVENTS
Pending ATC TIPL Transaction—On January 4, 2024, the Company, through its subsidiaries, ATC Asia Pacific Pte. Ltd. and ATC Telecom Infrastructure Private Limited (“ATC TIPL”), entered into an agreement with Data Infrastructure Trust (“DIT”), an infrastructure investment trust sponsored by an affiliate of Brookfield Asset Management, pursuant to which DIT will acquire a 100% ownership interest in ATC TIPL (the “Pending ATC TIPL Transaction”) for total aggregate consideration of up to 210 billion INR (approximately $2.5 billion), including the value of the VIL OCDs, payments on certain existing customer receivables, the repayment of existing intercompany debt and the repayment, or assumption, of our existing term loan in India, by DIT. The Company will retain the full economic benefit associated with the VIL OCDs, and rights to payments on certain existing customer receivables. The Pending ATC TIPL Transaction is expected to close in the second half of 2024, subject to customary closing conditions, including government and regulatory approval.
Repayment of 0.600% Senior Notes—On January 12, 2024, the Company repaid $500.0 million aggregate principal amount of the Company’s 0.600% senior unsecured notes due 2024 (the “0.600% Notes”) upon their maturity. The 0.600% Notes were repaid using borrowings under the 2021 Multicurrency Credit Facility. Upon completion of the repayment, none of the 0.600% Notes remained outstanding.

Repayment of 5.00% Senior Notes—On February 14, 2024, the Company repaid $1.0 billion aggregate principal amount of the Company’s 5.00% senior unsecured notes due 2024 (the “5.00% Notes”) upon their maturity. The 5.00% Notes were repaid using borrowings under the 2021 Multicurrency Credit Facility. Upon completion of the repayment, none of the 5.00% Notes remained outstanding.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
SCHEDULE III—SCHEDULE OF REAL ESTATE
AND ACCUMULATED DEPRECIATION
(dollars in millions)

Description		Encumbrances		Initial cost to company	Cost capitalized subsequent to acquisition	Gross amount carried at close of current period		Accumulated depreciation at close of current period	Date of construction	Date acquired	Life on which depreciation in latest income statements is computed
222,830	Sites (1)	$2,325.0	(2)	(3)	(3)	$21,929.3	(5)	$(8,986.9)	Various	Various	Up to 20 years
28	Data Centers	—		(4)	(4)	6,309.9	(5)	(833.7)	Various	Various	Up to 40 years
_______________
(1)    No single site exceeds 5% of the total amounts indicated in the table above.
(2)    Certain assets secure debt of $2.3 billion.
(3)    The Company has omitted this information, as it would be impracticable to compile such information on a site-by-site basis.
(4)    The Company has aggregated data center information on a basis consistent with its tower portfolio.
(5)    Does not include those sites under construction.

	2023	2022	2021
Gross amount at beginning	$27,060.9	$23,948.9	$18,492.9
Additions during period:
Acquisitions (1)	105.2	288.1	5,017.6
Discretionary capital projects (2)	860.2	398.0	391.2
Discretionary ground lease purchases (3)	126.0	502.0	242.7
Redevelopment capital expenditures (4)	451.5	335.9	203.6
Capital improvements (5)	192.7	155.4	92.5
Start-up capital expenditures (6)	136.7	227.0	184.6
Other (7)	(11.6)	1,672.6	51.2
Total additions	1,860.7	3,579.0	6,183.4
Deductions during period:
Cost of real estate sold or disposed	(202.8)	(257.6)	(263.7)
Other (8)	(479.6)	(209.4)	(463.7)
Total deductions:	(682.4)	(467.0)	(727.4)
Balance at end	$28,239.2	$27,060.9	$23,948.9

	2023	2022	2021
Gross amount of accumulated depreciation at beginning	$(8,669.5)	$(7,548.1)	$(6,921.0)
Additions during period:
Depreciation	(1,353.5)	(1,373.3)	(863.8)
Other	—	—	—
Total additions	(1,353.5)	(1,373.3)	(863.8)
Deductions during period:
Amount of accumulated depreciation for assets sold or disposed	89.0	128.9	142.4
Other (8)	113.4	123.0	94.3
Total deductions	202.4	251.9	236.7
Balance at end	$(9,820.6)	$(8,669.5)	$(7,548.1)
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
(7)Primarily includes regional improvements, other additions, and net adjustments related to the Company’s asset retirement obligations. For the year ended December 31, 2022, includes $1.6 billion of data center equipment acquired in 2021 not previously classified as an investment in real estate. The Company determined that the inclusion of data center equipment in this schedule would provide better information and be more consistent with others in the data center industry.

(8)Primarily includes foreign currency exchange rate fluctuations and other deductions. For the year ended December 31, 2023, includes the impact of the sales of Mexico Fiber and ATC Poland.