Form 10-Q
period 2024-03-31
AMERICAN TOWER CORP /MA/
filed 2024-04-30
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2024.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of April 23, 2024, there were 466,975,019 shares of common stock outstanding.

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2024

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,389.1	$1,973.3
Restricted cash	127.6	120.1
Accounts receivable, net	738.4	669.7
Prepaid and other current assets	984.6	946.9
Total current assets	4,239.7	3,710.0
PROPERTY AND EQUIPMENT, net	20,094.2	19,788.8
GOODWILL	12,556.8	12,639.0
OTHER INTANGIBLE ASSETS, net	16,119.3	16,520.7
DEFERRED TAX ASSET	161.2	179.1
DEFERRED RENT ASSET	3,596.8	3,521.8
RIGHT-OF-USE ASSET	9,199.8	8,878.8
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	711.2	789.4
TOTAL	$66,679.0	$66,027.6
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$182.1	$258.7
Accrued expenses	1,134.1	1,280.6
Distributions payable	776.7	906.2
Accrued interest	309.9	387.0
Current portion of operating lease liability	715.2	794.6
Current portion of long-term obligations	3,067.6	3,187.5
Unearned revenue	544.2	434.7
Total current liabilities	6,729.8	7,249.3
LONG-TERM OBLIGATIONS	36,191.9	35,734.0
OPERATING LEASE LIABILITY	7,866.3	7,438.7
ASSET RETIREMENT OBLIGATIONS	2,607.1	2,158.2
DEFERRED TAX LIABILITY	1,394.4	1,361.4
OTHER NON-CURRENT LIABILITIES	1,227.8	1,220.6
Total liabilities	56,017.3	55,162.2
COMMITMENTS AND CONTINGENCIES
EQUITY (shares in thousands):
Common stock: $0.01 par value; 1,000,000 shares authorized; 477,968 and 477,300 shares issued; and 466,964 and 466,296 shares outstanding, respectively	4.8	4.8
Additional paid-in capital	14,903.4	14,872.9
Distributions in excess of earnings	(3,481.2)	(3,638.8)
Accumulated other comprehensive loss	(6,078.0)	(5,739.5)
Treasury stock (11,004 shares at cost)	(1,301.2)	(1,301.2)
Total American Tower Corporation equity	4,047.8	4,198.2
Noncontrolling interests	6,613.9	6,667.2
Total equity	10,661.7	10,865.4
TOTAL	$66,679.0	$66,027.6
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended March 31,
	2024	2023
REVENUES:
Property	$2,803.9	$2,714.5
Services	30.2	52.7
Total operating revenues	2,834.1	2,767.2
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property	774.4	787.0
Services	13.9	19.1
Depreciation, amortization and accretion	549.4	794.1
Selling, general, administrative and development expense	257.0	263.9
Other operating expenses	2.8	127.5
Total operating expenses	1,597.5	1,991.6
OPERATING INCOME	1,236.6	775.6
OTHER INCOME (EXPENSE):
Interest income	48.0	30.8
Interest expense	(366.7)	(340.2)
Other income (expense) (including foreign currency gains (losses) of $127.6 and $(84.1), respectively)	113.0	(97.8)
Total other expense	(205.7)	(407.2)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,030.9	368.4
Income tax provision	(109.2)	(53.4)
NET INCOME	921.7	315.0
Net (income) loss attributable to noncontrolling interests	(4.3)	20.8
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$917.4	$335.8
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$1.97	$0.72
Diluted net income attributable to American Tower Corporation common stockholders	$1.96	$0.72
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	466,519	465,741
DILUTED	467,660	466,810
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31,
	2024	2023
Net income	$921.7	$315.0
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax benefit of $(0.2) and $(0.0), respectively	(431.2)	232.1
Other comprehensive (loss) income	(431.2)	232.1
Comprehensive income	490.5	547.1
Comprehensive loss (income) attributable to noncontrolling interests	88.4	(19.1)
Comprehensive income attributable to American Tower Corporation stockholders	$578.9	$528.0
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$921.7	$315.0
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, amortization and accretion	549.4	794.1
Stock-based compensation expense	64.9	65.5
Other non-cash items reflected in statements of operations	(41.8)	235.3
Increase in net deferred rent balances	(79.0)	(112.0)
Right-of-use asset and Operating lease liability, net	8.8	(44.9)
Changes in unearned revenue	130.4	96.2
Increase in assets	(99.3)	(170.1)
Decrease in liabilities	(171.5)	(108.6)
Cash provided by operating activities	1,283.6	1,070.5
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(396.7)	(461.9)
Payments for acquisitions, net of cash acquired	(44.7)	(60.9)
Proceeds from sale of short-term investments and other non-current assets	6.0	3.1
Deposits and other	(0.7)	242.9
Cash used for investing activities	(436.1)	(276.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	8.7	154.1
Borrowings under credit facilities	2,790.5	1,745.0
Proceeds from issuance of senior notes, net	1,293.0	1,494.2
Proceeds from issuance of securities in securitization transaction	—	1,300.0
Repayments of notes payable, credit facilities, senior notes, secured debt, term loans and finance leases	(3,568.4)	(4,897.9)
Distributions to noncontrolling interest holders	(160.6)	(11.2)
Contributions from noncontrolling interest holders	101.4	—
Proceeds from stock options	13.9	1.8
Distributions paid on common stock	(802.1)	(733.6)
Deferred financing costs and other financing activities	(66.6)	(65.0)
Cash used for financing activities	(390.2)	(1,012.6)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(34.0)	3.6
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	423.3	(215.3)
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	2,093.4	2,140.7
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$2,516.7	$1,925.4
CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $3.4 AND $8.4, RESPECTIVELY)	$66.5	$62.3
CASH PAID FOR INTEREST	$442.3	$388.9
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment under finance leases and perpetual easements	$3.6	$7.3
Decrease in accounts payable and accrued expenses for purchases of property and equipment and construction activities	$(54.6)	$(71.7)
Distributions to noncontrolling interest holders	$(37.5)	$—
Contributions from noncontrolling interest holders	$37.5	$—
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Three Months Ended March 31, 2023 and 2024	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2023	476,623	$4.8	(11,004)	$(1,301.2)	$14,689.0	$(5,718.3)	$(2,101.9)	$6,836.1	$12,408.5
Stock-based compensation related activity	419	0.0	—	—	36.6	—	—	—	36.6
Foreign currency translation adjustment, net of tax	—	—	—	—	—	192.2	—	39.9	232.1
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(11.5)	(11.5)
Common stock distributions declared	—	—	—	—	—	—	(730.4)	—	(730.4)
Net income (loss)	—	—	—	—	—	—	335.8	(20.8)	315.0
BALANCE, MARCH 31, 2023	477,042	$4.8	(11,004)	$(1,301.2)	$14,725.6	$(5,526.1)	$(2,496.5)	$6,843.7	$12,250.3

BALANCE, JANUARY 1, 2024	477,300	$4.8	(11,004)	$(1,301.2)	$14,872.9	$(5,739.5)	$(3,638.8)	$6,667.2	$10,865.4
Stock-based compensation related activity	668	0.0	—	—	30.5	—	—	—	30.5
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(338.5)	—	(92.7)	(431.2)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	138.9	138.9
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(103.8)	(103.8)
Common stock distributions declared	—	—	—	—	—	—	(759.8)	—	(759.8)
Net income	—	—	—	—	—	—	917.4	4.3	921.7
BALANCE, MARCH 31, 2024	477,968	$4.8	(11,004)	$(1,301.2)	$14,903.4	$(6,078.0)	$(3,481.2)	$6,613.9	$10,661.7

See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated and condensed consolidated financial statements have been prepared by American Tower Corporation (together with its subsidiaries, “ATC” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The consolidated and condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the entire year.
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
As of March 31, 2024, the Company holds (i) a 52% controlling interest in subsidiaries whose holdings consist of the Company’s operations in France, Germany and Spain (such subsidiaries collectively, “ATC Europe”) (Allianz and CDPQ (each as defined in note 11) hold the noncontrolling interests), (ii) a 51% controlling interest in a joint venture whose holdings consist of the Company’s operations in Bangladesh (Confidence Tower Holdings Ltd. (“Confidence Group”) holds the noncontrolling interest) and (iii) a controlling common equity interest of approximately 72% in the Company’s U.S. data center business (Stonepeak (as defined and further discussed in note 11) holds approximately 28% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity). As of March 31, 2024, ATC Europe holds an 87% and an 83% controlling interest in subsidiaries that consist of the Company’s operations in Germany and Spain, respectively (PGGM holds the noncontrolling interests). See note 11 for a discussion of changes to the Company’s noncontrolling interests during the three months ended March 31, 2024 and 2023.
Pending ATC TIPL Transaction—On January 4, 2024, the Company, through its subsidiaries, ATC Asia Pacific Pte. Ltd. and ATC Telecom Infrastructure Private Limited (“ATC TIPL”), entered into an agreement with Data Infrastructure Trust (“DIT”), an infrastructure investment trust sponsored by an affiliate of Brookfield Asset Management, pursuant to which DIT will acquire a 100% ownership interest in ATC TIPL (the “Pending ATC TIPL Transaction”). Subject to certain pre-closing terms, total aggregate consideration would potentially represent up to approximately 210 billion Indian Rupees (“INR”) (approximately $2.5 billion), including the value of the VIL OCDs and the VIL Shares (each as defined and further discussed in note 7), payments on certain existing customer receivables, the repayment of existing intercompany debt and the repayment, or assumption, of the Company’s existing term loan in India, by DIT. During the three months ended March 31, 2024, ATC TIPL distributed approximately 9,603 million INR (approximately $115.1 million) to the Company, which will be deducted from the total aggregate consideration received at closing. The Company will retain the full economic benefit associated with the VIL OCDs, the VIL Shares and rights to payments on certain existing customer receivables. The Pending ATC TIPL Transaction is expected to close in the second half of 2024, subject to customary closing conditions, including government and regulatory approval.
Reportable Segments—The Company reports its results in seven segments – U.S. & Canada property, Asia-Pacific property, Africa property, Europe property, Latin America property, Data Centers and Services, which are discussed further in note 14.
Significant Accounting Policies—The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements included in the 2023 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2024, other than those noted below.
Property and Equipment—The Company finalized its review of the estimated useful lives of its tower assets during the three months ended March 31, 2024. The Company now has over 20 years of operating history, and determined that it should modify its current estimates for asset lives based on its historical operating experience. The Company retained an independent consultant to assist the Company in completing this review and analysis. The Company previously depreciated its towers on a straight-line basis over the shorter of the term of the underlying ground lease (including

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
renewal options) taking into account residual value or the estimated useful life of the tower, which the Company had historically estimated to be 20 years. The Company determined that the estimated useful life of its tower assets is 30 years, before taking into account residual value. Additionally, certain of the Company’s intangible assets are amortized on a similar basis to its tower assets, as the estimated useful lives of such intangible assets correlate to the useful life of the towers. The Company accounted for the changes in the useful lives as a change in accounting estimate under ASC 250 Accounting Changes and Error Corrections, which will be recorded prospectively beginning on January 1, 2024. On January 1, 2024, the Company began depreciating its towers and related intangible assets on a straight-line basis over the remaining estimated useful life of the tower, taking into account the extended useful life and residual value. The extension of the asset lives (i) resulted in an approximately $515 million increase in the right of use asset, as additional renewal options may be included, with an offsetting adjustment made to increase the related operating lease liability and (ii) is expected to result in an estimated $730 million decrease in depreciation and amortization expense for the year ended December 31, 2024.
Asset Retirement Obligations—The Company finalized its review of the estimated settlement dates for its asset retirement obligations during the three months ended March 31, 2024. The Company now has over 20 years of operating history, and determined that it should modify its current estimated settlement dates based on its historical operating experience, management’s intent with respect to the assets, and the assets’ estimated useful lives. Based on its review and analysis, the Company concluded that a revision in the estimated settlement dates for its asset retirement obligations was appropriate. The Company accounted for the change in estimated settlement dates as a change in accounting estimate under ASC 250 Accounting Changes and Error Corrections, which will be recorded prospectively beginning on January 1, 2024. The extension in the estimated settlement dates (i) resulted in a $470 million increase in the asset retirement obligation liability, with an offsetting adjustment made to the related long-lived tangible asset and an $875 million increase in the estimated undiscounted future cash outlay for asset retirement obligations, and (ii) is expected to result in an estimated $75 million decrease in accretion expense for the year ended December 31, 2024.
Adoption of Highly Inflationary Accounting in Ghana—The Ghanaian economy was deemed to be highly inflationary and, as a result, the Company adopted highly inflationary accounting as of January 1, 2024 for its subsidiary in Ghana. Under highly inflationary accounting, the functional currency of its subsidiary in Ghana will become the U.S. Dollar. All monetary and non-monetary assets and liabilities will be remeasured at the U.S. Dollar to Ghanaian Cedis exchange rate of 1 to 11.95 as of December 31, 2023. These amounts will become the new basis for those assets and liabilities as of January 1, 2024. Non-monetary assets and liabilities, as well as the corresponding income statement activities such as depreciation, amortization and equity, will continue to be measured at the historical exchange rate on December 31, 2023. Gains and losses on foreign currency arising in connection with the remeasurement of local currency denominated monetary assets and liabilities for foreign operating subsidiaries in economies that are deemed to be highly inflationary are reflected in Other expense in the consolidated statements of operations. This change is not expected to have a material impact on the Company’s financial statements, as Ghana’s assets and revenue are approximately 1% and 1% of consolidated assets and revenue, respectively.
Cash and Cash Equivalents and Restricted Cash—The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statements of cash flows is as follows:

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents	$2,389.1	$1,803.0
Restricted cash	127.6	122.4
Total cash, cash equivalents and restricted cash	$2,516.7	$1,925.4
Revenue—The Company’s revenue is derived from leasing the right to use its communications sites, the land on which the sites are located, the land underlying its customers’ sites and the space in its data center facilities (the “lease component”) and from the reimbursement of costs incurred by the Company in operating the communications sites and data center facilities and supporting its customers’ equipment as well as other services and contractual rights (the “non-lease component”). Most of the Company’s revenue is derived from leasing arrangements and is accounted for as lease revenue unless the timing and pattern of revenue recognition of the non-lease component differs from the lease component. If the timing and pattern of the non-lease component revenue recognition differs from that of the lease component, the Company separately determines the stand-alone selling prices and pattern of revenue recognition for each performance obligation. Revenue related to distributed antenna system (“DAS”) networks and fiber and other related assets results from agreements with customers that are generally not accounted for as leases.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Non-lease property revenue—Non-lease property revenue consists primarily of revenue generated from DAS networks, fiber and other property related revenue. DAS networks and fiber arrangements generally require that the Company provide the tenant the right to use available capacity on the applicable communications infrastructure. Performance obligations are satisfied over time for the duration of the arrangements. Non-lease property revenue also includes revenue generated from interconnection offerings in the Company’s data center facilities. Interconnection offerings are generally contracted on a month-to-month basis and are cancellable by the Company or the data center customer at any time. Performance obligations are satisfied over time for the duration of the arrangements. Other property related revenue streams, which include site inspections, are not material on either an individual or consolidated basis. There were no material changes in the receivables, contract assets and contract liabilities from contracts with customers for the three months ended March 31, 2024.
Services revenue—The Company offers tower-related services in the United States. These services include site application, zoning and permitting (“AZP”), structural and mount analyses, and construction management. There is a single performance obligation related to AZP and construction management, and revenue is recognized over time based on milestones achieved, which are determined based on costs expected to be incurred. Structural and mount analyses services may have more than one performance obligation, contingent upon the number of contracted services. Revenue is recognized at the point in time the services are completed.
A summary of revenue disaggregated by source and geography is as follows:

Three Months Ended March 31, 2024	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$72.9	$2.2	$6.1	$3.5	$28.7	$31.6	$145.0
Services revenue	30.2	—	—	—	—	—	30.2
Total non-lease revenue	$103.1	$2.2	$6.1	$3.5	$28.7	$31.6	$175.2
Property lease revenue	1,237.8	324.4	285.9	201.0	416.8	193.0	2,658.9
Total revenue	$1,340.9	$326.6	$292.0	$204.5	$445.5	$224.6	$2,834.1

Three Months Ended March 31, 2023	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$71.0	$2.3	$6.7	$3.4	$41.3	$28.3	$153.0
Services revenue	52.7	—	—	—	—	—	52.7
Total non-lease revenue	$123.7	$2.3	$6.7	$3.4	$41.3	$28.3	$205.7
Property lease revenue	1,216.6	248.8	310.3	188.3	422.8	174.7	2,561.5
Total revenue	$1,340.3	$251.1	$317.0	$191.7	$464.1	$203.0	$2,767.2

Property revenue for the three months ended March 31, 2024 and 2023 includes straight-line revenue of $79.0 million and $112.0 million, respectively.
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
During the three months ended March 31, 2023, the Company deferred recognition of revenue of approximately $33.0 million related to a customer in India. During the three months ended March 31, 2024, the Company recognized approximately $29.0 million of this previously deferred revenue.
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
SEC Rule Changes— In March 2024, the SEC issued Final Rule No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors.” If such rule remains in effect, the rule will require registrants to provide certain climate-related information in their registration statements and annual reports. The rule requires registrants to provide climate related disclosures, including, but not limited to, (i) material Scope 1 and Scope 2 greenhouse gas emissions, (ii) governance and oversight of material climate-related risks, (iii) the material impact of climate risks on the registrant’s strategy, business model and outlook, (iv) risk management processes for material climate-related risks and (v) material climate targets and goals. The rule also requires disclosure of (x) financial statement effects of severe weather events and other natural conditions, (y) carbon offset and renewable energy credit information and (z) the impact of severe weather events and other natural conditions on estimates and assumptions. Disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2025. In April 2024, the SEC issued an order staying implementation of such rule pending the resolution of certain challenges. The outcome of ongoing litigation is currently unknown. The Company is currently evaluating the potential impact of such rule on its consolidated financial statements and disclosures.
2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	As of
	March 31, 2024	December 31, 2023
Prepaid assets	$98.9	$93.4
Prepaid income tax	127.3	102.9
Unbilled receivables	383.9	323.2
Value added tax and other consumption tax receivables	57.9	79.8
Other miscellaneous current assets (1)	316.6	347.6
Prepaid and other current assets	$984.6	$946.9
_______________
(1)Includes the VIL OCDs and the VIL Shares (each as defined and further discussed in note 7).
3.    LEASES
The Company determines if an arrangement is a lease at the inception of the agreement. The Company considers an arrangement to be a lease if it conveys the right to control the use of the communications infrastructure or ground space underneath communications infrastructure for a period of time in exchange for consideration. The Company is both a lessor and a lessee.
During the three months ended March 31, 2024, the Company made no changes to the methods described in note 4 to its consolidated financial statements included in the 2023 Form 10-K. As of March 31, 2024, the Company does not have any material related party leases as either a lessor or a lessee. To the extent there are any intercompany leases, these are eliminated in consolidation.
If incentives are present in the Company’s leases, they are evaluated to determine proper treatment and, to the extent present, are recorded in Other current assets and Other non-current assets in the consolidated balance sheets and amortized on a straight line basis over the corresponding lease term as a non-cash reduction to revenue. As of March 31, 2024, the remaining weighted average amortization period of the Company’s lease incentives was 10 years. As of March 31, 2024, Other current assets and Other non-current assets include $35.5 million and $339.4 million, respectively, for lease incentives.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Lessor— Historically, the Company has been able to successfully renew its applicable leases as needed to ensure continuation of its revenue. Accordingly, the Company assumes that it will have access to the communications infrastructure or ground space underlying its sites when calculating future minimum rental receipts through the end of the respective terms. Future minimum rental receipts expected under non-cancellable operating lease agreements as of March 31, 2024 were as follows:

Fiscal Year	Amount (1) (2)
Remainder of 2024	$6,292.1
2025	7,870.7
2026	7,385.8
2027	7,173.0
2028	5,857.2
Thereafter	25,221.6
Total	$59,800.4
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
(2)Balances represent contractual amounts owed with no adjustments made for expected collectibility.
Lessee—The Company assesses its right-of-use asset and other lease-related assets for impairment, as described in note 1 to the Company’s consolidated financial statements included in the 2023 Form 10-K. There were no material impairments recorded related to these assets during the three months ended March 31, 2024 and 2023.
The Company leases certain land, buildings, equipment and office space under operating leases and land and improvements, towers, equipment and vehicles under finance leases. As of March 31, 2024, operating lease assets were included in Right-of-use asset and finance lease assets were included in Property and equipment, net in the consolidated balance sheet. During the three months ended March 31, 2024, other than leases acquired in connection with acquisitions, there were no material changes in the terms and provisions of the Company’s operating leases in which the Company is a lessee, other than those related to the change in estimated useful lives as described in note 1. As a result of the change in estimated useful lives of its assets, the Company reviewed its lease portfolio to determine whether additional renewal options were likely to be exercised. The Company concluded that these incremental renewals were lease modifications and has accounted for them accordingly. The extension of the asset lives resulted in an approximately $515 million increase in the right of use asset, as additional renewal options may be included, with an offsetting adjustment made to increase the related operating lease liability. There were no material changes in finance lease assets and liabilities during the three months ended March 31, 2024.
Information about other lease-related balances is as follows:

	As of
	March 31, 2024	December 31, 2023
Operating leases:
Right-of-use asset	$9,199.8	$8,878.8

Current portion of lease liability	$715.2	$794.6
Lease liability	7,866.3	7,438.7
Total operating lease liability	$8,581.5	$8,233.3
The weighted-average remaining lease terms and incremental borrowing rates are as follows:

	As of
	March 31, 2024	December 31, 2023
Operating leases:
Weighted-average remaining lease term (years) (1)	13.7	11.6
Weighted-average incremental borrowing rate	6.7%	5.8%
______________
(1)As of March 31, 2024, reflects the change in estimated useful lives as described in note 1.
The following table sets forth the components of lease cost:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$326.4	$306.7
Variable lease costs not included in lease liability (1)	89.2	109.1
______________
(1)Primarily includes property tax paid on behalf of the landlord.
Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(365.9)	$(342.6)

Non-cash items:
New operating leases (1)	$39.1	$56.5
Operating lease modifications and reassessments (2)	$593.9	$102.9
______________
(1)Amount includes new operating leases and leases acquired in connection with acquisitions.
(2)For the three months ended March 31, 2024, reflects the change in estimated useful lives as described in note 1.

As of March 31, 2024, the Company does not have material operating or financing leases that have not yet commenced.
Maturities of operating lease liabilities as of March 31, 2024 were as follows:

Fiscal Year	Operating Lease (1)
Remainder of 2024	$880.2
2025	1,116.3
2026	1,062.8
2027	1,003.8
2028	943.0
Thereafter	8,346.5
Total lease payments	13,352.6
Less amounts representing interest	(4,771.1)
Total lease liability	8,581.5
Less current portion of lease liability	715.2
Non-current lease liability	$7,866.3
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
4.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying value of goodwill for each of the Company’s business segments were as follows:

	Property						Services	Total
	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers
Balance as of January 1, 2024	$4,638.6	$562.7	$497.7	$3,051.9	$966.1	$2,920.0	$2.0	$12,639.0
Effect of foreign currency translation	(1.1)	(1.3)	1.6	(68.8)	(12.6)	—	—	(82.2)
Balance as of March 31, 2024	$4,637.5	$561.4	$499.3	$2,983.1	$953.5	$2,920.0	$2.0	$12,556.8

The Company’s other intangible assets subject to amortization consisted of the following:

		As of March 31, 2024			As of December 31, 2023
	Estimated Useful Lives (years) (1)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired network location intangibles (2)	Up to 30	$5,930.6	$(2,795.5)	$3,135.1	$5,981.5	$(2,775.8)	$3,205.7
Acquired tenant-related intangibles	Up to 30	18,728.8	(6,815.0)	11,913.8	18,894.5	(6,698.6)	12,195.9
Acquired licenses and other intangibles	2-30	1,535.5	(465.1)	1,070.4	1,561.1	(442.0)	1,119.1
Total other intangible assets		$26,194.9	$(10,075.6)	$16,119.3	$26,437.1	$(9,916.4)	$16,520.7
_______________
(1)As of March 31, 2024, reflects the change in estimated useful lives as described in note 1.
(2)Beginning January 1, 2024, acquired network location intangibles are amortized over the remaining estimated useful life of the tower, taking into account residual value, generally up to 30 years, as the Company considers these intangibles to be directly related to the tower assets. Prior to January 1, 2024, acquired network location intangibles were amortized over the shorter of the term of the corresponding ground lease, taking into consideration lease renewal options and residual value, or the estimated useful life of the tower, generally up to 20 years.
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
The Company amortizes its acquired intangible assets on a straight-line basis over their estimated useful lives. As of March 31, 2024, the remaining weighted average amortization period of the Company’s intangible assets was 20 years. Amortization of intangible assets for the three months ended March 31, 2024 and 2023 was $242.5 million and $369.5 million, respectively. Based on current exchange rates, the Company expects to record amortization expense as follows over the remaining current year and the five subsequent years:

Fiscal Year	Amount (1)
Remainder of 2024	$707.8
2025	921.9
2026	881.5
2027	869.5
2028	858.0
2029	839.0
______________
(1)As of March 31, 2024, reflects the change in estimated useful lives as described in note 1.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
5.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of
	March 31, 2024	December 31, 2023
Accrued construction costs	$131.9	$183.8
Accrued income tax payable	26.9	21.0
Accrued pass-through costs	97.0	77.4
Amounts payable for acquisitions	1.9	27.7
Amounts payable to tenants	99.5	103.3
Accrued property and real estate taxes	294.5	295.5
Accrued rent	75.6	75.1
Payroll and related withholdings	98.2	147.4
Other accrued expenses	308.6	349.4
Total accrued expenses	$1,134.1	$1,280.6
6.    LONG-TERM OBLIGATIONS
Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums and debt issuance costs, consisted of the following:

	As of
	March 31, 2024	December 31, 2023	Maturity Date
2021 Multicurrency Credit Facility (1) (2)	$1,011.6	$723.4	July 1, 2026
2021 Term Loan (1)	997.2	997.0	January 31, 2027
2021 Credit Facility (1)	2,038.4	1,603.4	July 1, 2028
2021 EUR Three Year Delayed Draw Term Loan (1) (2)	890.1	910.7	May 28, 2024
0.600% senior notes (3)	—	500.0	N/A
5.00% senior notes (4)	—	1,000.1	N/A
3.375% senior notes	650.0	649.7	May 15, 2024
2.950% senior notes	648.6	648.2	January 15, 2025
2.400% senior notes	748.8	748.5	March 15, 2025
1.375% senior notes (5)	538.0	550.0	April 4, 2025
4.000% senior notes	748.4	748.1	June 1, 2025
1.300% senior notes	498.5	498.3	September 15, 2025
4.400% senior notes	498.9	498.7	February 15, 2026
1.600% senior notes	697.7	697.4	April 15, 2026
1.950% senior notes (5)	537.4	549.6	May 22, 2026
1.450% senior notes	596.3	595.9	September 15, 2026
3.375% senior notes	995.1	994.7	October 15, 2026
3.125% senior notes	399.0	398.9	January 15, 2027
2.750% senior notes	747.3	747.0	January 15, 2027
0.450% senior notes (5)	805.9	824.3	January 15, 2027
0.400% senior notes (5)	536.1	548.2	February 15, 2027
3.650% senior notes	645.2	644.8	March 15, 2027
4.125% senior notes (5)	643.9	658.6	May 16, 2027
3.55% senior notes	747.3	747.1	July 15, 2027
3.600% senior notes	696.3	696.0	January 15, 2028
0.500% senior notes (5)	804.4	822.8	January 15, 2028
1.500% senior notes	647.3	647.1	January 31, 2028
5.500% senior notes	694.0	693.6	March 15, 2028
5.250% senior notes	644.2	643.9	July 15, 2028
5.800% senior notes	743.7	743.4	November 15, 2028
5.200% senior notes	642.7	—	February 15, 2029

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

3.950% senior notes	594.0	593.7	March 15, 2029
0.875% senior notes (5)	805.1	823.7	May 21, 2029
3.800% senior notes	1,639.1	1,638.6	August 15, 2029
2.900% senior notes	744.5	744.2	January 15, 2030
2.100% senior notes	743.4	743.1	June 15, 2030
0.950% senior notes (5)	533.8	546.0	October 5, 2030
1.875% senior notes	793.6	793.3	October 15, 2030
2.700% senior notes	695.2	695.0	April 15, 2031
4.625% senior notes (5)	533.0	545.2	May 16, 2031
2.300% senior notes	692.9	692.7	September 15, 2031
1.000% senior notes (5)	695.4	711.5	January 15, 2032
4.050% senior notes	643.1	642.9	March 15, 2032
5.650% senior notes	790.8	790.6	March 15, 2033
1.250% senior notes (5)	533.4	545.8	May 21, 2033
5.550% senior notes	840.8	840.6	July 15, 2033
5.900% senior notes	741.7	741.5	November 15, 2033
5.450% senior notes	640.0	—	February 15, 2034
3.700% senior notes	592.5	592.4	October 15, 2049
3.100% senior notes	1,038.6	1,038.6	June 15, 2050
2.950% senior notes	1,023.3	1,023.2	January 15, 2051
Total American Tower Corporation debt	36,806.5	36,472.0

Series 2015-2 notes (6)	524.2	524.1	June 16, 2025
Series 2018-1A securities (7)	497.0	496.8	March 15, 2028
Series 2023-1A securities (8)	1,285.3	1,284.4	March 15, 2028
Other subsidiary debt (9)	126.7	123.6	Various
Total American Tower subsidiary debt	2,433.2	2,428.9
Finance lease obligations	19.8	20.6
Total	39,259.5	38,921.5
Less current portion of long-term obligations	(3,067.6)	(3,187.5)
Long-term obligations	$36,191.9	$35,734.0
_______________
(1)Accrues interest at a variable rate.
(2)Reflects borrowings denominated in Euro (“EUR”) and, for the 2021 Multicurrency Credit Facility (as defined below), reflects borrowings denominated in both EUR and U.S. Dollars (“USD”).
(3)Repaid in full on January 12, 2024 using borrowings under the 2021 Multicurrency Credit Facility.
(4)Repaid in full on February 14, 2024 using borrowings under the 2021 Multicurrency Credit Facility.
(5)Notes are denominated in EUR.
(6)Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2050.
(7)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.
(8)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2053.
(9)Includes amounts drawn under letters of credit in Nigeria, which are denominated in USD, and borrowings under an unsecured term loan in India (the “India Term Loan”), which is denominated in INR. In January 2024, the Company amended the India Term Loan to extend the maturity date to December 31, 2024.
Current portion of long-term obligations—The Company’s current portion of long-term obligations primarily includes (i) $650.0 million aggregate principal amount of the Company’s 3.375% senior unsecured notes due May 15, 2024, (ii) $650.0 million aggregate principal amount of the Company’s 2.950% senior unsecured notes due January 15, 2025, (iii) $750.0 million aggregate principal amount of the Company’s 2.400% senior unsecured notes due March 15, 2025 and (iv) 825.0 million EUR in borrowings under the 2021 EUR Three Year Delayed Draw Term Loan (as defined below).
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
Repayments of Senior Notes
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
Offerings of Senior Notes
5.200% Senior Notes and 5.450% Senior Notes Offering—On March 7, 2024, the Company completed a registered public offering of $650.0 million aggregate principal amount of 5.200% senior unsecured notes due 2029 (the “5.200% Notes”) and $650.0 million aggregate principal amount of 5.450% senior unsecured notes due 2034 (the “5.450% Notes” and, together with the 5.200% Notes, the “Notes”). The net proceeds from this offering were approximately $1,281.3 million, after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2021 Multicurrency Credit Facility.
The key terms of the Notes are as follows:

Senior Notes	Aggregate Principal Amount (in millions)	Issue Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
5.200% Notes	$650.0	March 7, 2024	February 15, 2029	5.200%	August 15, 2024	February 15 and August 15	January 15, 2029
5.450% Notes	$650.0	March 7, 2024	February 15, 2034	5.450%	August 15, 2024	February 15 and August 15	November 15, 2033
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

If the Company undergoes a change of control and corresponding ratings decline, each as defined in the supplemental indenture for the Notes, the Company may be required to repurchase all of the Notes at a purchase price equal to 101% of the aggregate principal amount of the Notes repurchased, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The Notes rank equally in right of payment with all of the Company’s other senior unsecured debt obligations and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries.
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
Bank Facilities
2021 Multicurrency Credit Facility—During the three months ended March 31, 2024, the Company borrowed an aggregate of $2.0 billion, including 315.0 million EUR ($339.4 million as of the borrowing date) and repaid an aggregate of $1.7 billion, including 85.0 million EUR ($91.9 million as of the repayment date), of revolving indebtedness under the Company’s $6.0 billion senior unsecured multicurrency revolving credit facility, as amended and restated in December 2021, as further amended (the “2021 Multicurrency Credit Facility”). The Company used the borrowings to repay outstanding indebtedness, including the 0.600% Notes and the 5.00% Notes, and for general corporate purposes.
2021 Credit Facility—During the three months ended March 31, 2024, the Company borrowed an aggregate of $775.0 million and repaid an aggregate of $340.0 million of revolving indebtedness under the Company’s $4.0 billion

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
senior unsecured revolving credit facility, as amended and restated in December 2021, as further amended (the “2021 Credit Facility”). The Company used the borrowings for general corporate purposes.
As of March 31, 2024, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the Company’s $1.0 billion unsecured term loan, as amended and restated in December 2021, as further amended (the “2021 Term Loan”) and the Company’s 825.0 million EUR unsecured term loan, as amended in December 2021 (the “2021 EUR Three Year Delayed Draw Term Loan”) were as follows:

	Outstanding Principal Balance (in millions)	Undrawn letters of credit (in millions)	Maturity Date		Current margin over SOFR or EURIBOR (1)	Current commitment fee (2)
2021 Multicurrency Credit Facility	$1,011.6	$3.5	July 1, 2026	(3)	1.125%	0.110%
2021 Credit Facility	2,038.4	30.4	July 1, 2028	(3)	1.125%	0.110%
2021 Term Loan	1,000.0	N/A	January 31, 2027		1.125%	N/A
2021 EUR Three Year Delayed Draw Term Loan	890.2	N/A	May 28, 2024		1.125%	N/A
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
Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows:

	March 31, 2024			December 31, 2023
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investments in equity securities (1)	$13.5	$5.3	—	$28.2	$5.3	—
VIL Shares	—	$172.7	—	—	—	—
VIL OCDs	—	$19.2	—	—	$192.3	—
_______________
(1)Investments in equity securities are recorded in Notes receivable and other non-current assets in the consolidated balance sheet at fair value. Unrealized holding gains and losses for equity securities are recorded in Other income (expense) in the consolidated statements of operations in the current period. During the three months ended March 31, 2024 and 2023, the Company recognized unrealized (losses) gains of $(14.7) million and $1.2 million, respectively, for equity securities held as of March 31, 2024.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
VIL Optionally Convertible Debentures—In February 2023, and as amended in August 2023, one of the Company’s customers in India, Vodafone Idea Limited (“VIL”), issued optionally convertible debentures (the “VIL OCDs”) to the Company’s subsidiary, ATC TIPL, in exchange for VIL’s payment of certain amounts towards accounts receivables. The VIL OCDs are (a) to be repaid by VIL with interest or (b) convertible into equity of VIL. If converted and following registration, such equity shall be free to trade in the open market beginning on the one year anniversary of the date of issuance of the VIL OCDs. The VIL OCDs were issued for an aggregate face value of 16.0 billion INR (approximately $193.2 million on the date of issuance). The VIL OCDs were to mature in tranches with 8.0 billion INR (approximately $96.6 million on the date of issuance) maturing on August 27, 2023 and 8.0 billion INR (approximately $96.6 million on the date of issuance) maturing on August 27, 2024. In August 2023, the Company amended the agreements governing the VIL OCDs to, among other items, extend the maturity of the first tranche of the VIL OCDs to August 27, 2024. The fair value of the VIL OCDs at issuance was approximately $116.5 million. The VIL OCDs accrue interest at a rate of 11.2% annually. Interest is payable to ATC TIPL semi-annually, with the first payment received in September 2023.
On March 23, 2024, the Company converted an aggregate face value of 14.4 billion INR (approximately $172.7 million) of VIL OCDs into 1,440 million shares of equity of VIL (the “VIL Shares”), which were unregistered as of March 31, 2024. The fair value of the VIL Shares as of March 31, 2024 was $172.7 million. The VIL Shares were registered on April 16, 2024 and the Company completed the sale of VIL Shares on April 29, 2024 for total net proceeds of approximately $216.0 million, as further discussed in note 15.
The VIL OCDs and the VIL Shares are recorded in Prepaid and other current assets in the consolidated balance sheet at fair value. The significant input to the fair value of the VIL OCDs is the lesser of the (i) VIL equity share price underlying the instruments, less a liquidity discount, and (ii) redemption value. The significant input to the fair value of the VIL Shares is the VIL equity share price underlying the shares, less a liquidity discount. Unrealized holding gains and losses for the VIL OCDs are recorded in Other income (expense) in the consolidated statements of operations in the current period.
Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. There were no material long-lived asset impairments during the three months ended March 31, 2024 or 2023 and there were no significant unobservable inputs used to determine the fair value of long-lived assets during the three months ended March 31, 2024 or 2023.
Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at March 31, 2024 and December 31, 2023 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of March 31, 2024 and December 31, 2023, the carrying value of long-term obligations, including the current portion, was $39.3 billion and $38.9 billion, respectively. As of March 31, 2024, the fair value of long-term obligations, including the current portion, was $36.8 billion, of which $29.4 billion was measured using Level 1 inputs and $7.4 billion was measured using Level 2 inputs. As of December 31, 2023, the fair value of long-term obligations, including the current portion, was $36.7 billion, of which $30.0 billion was measured using Level 1 inputs and $6.7 billion was measured using Level 2 inputs.
8.    INCOME TAXES
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate (“ETR”) for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual ETR is determined. Under the provisions of the Internal Revenue Code of 1986, as amended, the Company may deduct earnings distributed to stockholders against the income generated by its real estate investment trust (“REIT”) operations. The Company continues to be subject to income taxes on the income of its domestic taxable REIT subsidiaries and income taxes in foreign jurisdictions where it conducts operations.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The increase in the income tax provision during the three months ended March 31, 2024 was primarily attributable to increased earnings in certain foreign jurisdictions, partially due to the impacts of the change in estimated useful lives on depreciation and amortization expense as described in note 1.

As of March 31, 2024 and December 31, 2023, the total unrecognized tax benefits that would impact the ETR, if recognized, were approximately $132.1 million and $130.7 million, respectively. The amount of unrecognized tax benefits during the three months ended March 31, 2024 includes (i) additions to the Company’s existing tax positions of $1.0 million and (ii) changes due to foreign currency exchange rate fluctuations of $0.4 million. Unrecognized tax benefits are expected to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, as described in note 12 to the Company’s consolidated financial statements included in the 2023 Form 10-K. The impact of the amount of these changes to previously recorded uncertain tax positions could range from zero to $14.3 million.

The Company recorded the following penalties and income tax-related interest expense during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Penalties and income tax-related interest expense	$5.5	$2.8
As of March 31, 2024 and December 31, 2023, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheets were $67.3 million and $62.8 million, respectively.
9.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably. Awards granted prior to March 10, 2023 generally vest over four years for time-based restricted stock units (“RSUs”) and stock options. In December 2022, the Company’s Compensation Committee changed the terms of its awards to generally vest over three years. The change in vesting terms is applicable for new awards granted beginning on March 10, 2023 and does not change the vesting terms applicable to grants awarded prior to March 10, 2023. Performance-based restricted stock units (“PSUs”) generally vest over three years. Stock options generally expire ten years from the date of grant. As of March 31, 2024, the Company had the ability to grant stock-based awards with respect to an aggregate of 3.3 million shares of common stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
During the three months ended March 31, 2024 and 2023, the Company recorded the following stock-based compensation expense in selling, general, administrative and development expense:

	Three Months Ended March 31,
	2024	2023
Stock-based compensation expense	$64.9	$65.5
Stock Options—As of March 31, 2024, there was no unrecognized compensation expense related to unvested stock options.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The Company’s option activity for the three months ended March 31, 2024 was as follows (shares disclosed in full amounts):

Number of Options
Outstanding as of January 1, 2024	766,955
Exercised	(166,886)
Forfeited	—
Expired	—
Outstanding as of March 31, 2024	600,069
Restricted Stock Units—As of March 31, 2024, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $258.1 million and is expected to be recognized over a weighted average period of approximately two years. Vesting of RSUs is subject generally to the employee’s continued employment or death, disability or qualified retirement (each as defined in the applicable RSU award agreement).
Performance-Based Restricted Stock Units—During the three months ended March 31, 2024, the Company’s Compensation Committee (the “Compensation Committee”) granted an aggregate of 87,550 PSUs (the “2024 PSUs”) to its executive officers and established the performance and market metrics for these awards. During the years ended December 31, 2023 and 2022, the Compensation Committee granted an aggregate of 118,684 PSUs (the “2023 PSUs”) and 98,542 PSUs (the “2022 PSUs”), respectively, to its executive officers and established the performance metrics for these awards. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to each of the 2024 PSUs, the 2023 PSUs and the 2022 PSUs and will be used to calculate the number of shares that will be issuable when each award vests, which may range from zero to 200% of the target amounts. At the end of each three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established goals. PSUs will be paid out in common stock at the end of each performance period, subject generally to the executive’s continued employment or death, disability or qualified retirement (each as defined in the applicable PSU award agreement). PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.
The 2024 PSUs include a market condition component based on relative total shareholder return as measured against the REIT constituents included in the S&P 500 Index. For the component of the 2024 PSUs subject to a market condition, fair value is determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The grant date fair value of the market condition component of the 2024 PSUs is $216.11.
Key assumptions used to apply this pricing model were as follows:

Three Months Ended March 31, 2024
Expected term (years)	2.81
Risk-free interest rate	4.31%
Annualized volatility	26.75%

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the three months ended March 31, 2024 was as follows (shares disclosed in full amounts):

	RSUs	PSUs
Outstanding as of January 1, 2024 (1)	1,638,711	363,488
Granted (2)	688,313	87,550
Vested and Released (3)	(639,358)	(97,124)
Forfeited	(8,510)	(1,337)
Outstanding as of March 31, 2024	1,679,156	352,577
Vested and deferred as of March 31, 2024 (4)	8,502	21,961
_______________
(1)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the outstanding 2023 PSUs and the outstanding 2022 PSUs, or 118,684 shares and 98,542 shares, respectively, the shares issuable at the end of the three-year performance period for the PSUs granted in 2021 (the “2021 PSUs”) based on achievement against the performance metrics for the three-year performance period, or 127,318 shares and the target remaining number of shares issuable at the end of the one-year performance period for PSUs granted to certain non-executive employees during the year ended December 31, 2023, net of forfeitures, or 18,944 shares.
(2)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2024 PSUs, or 87,550 shares.
(3)PSUs consist of shares vested pursuant to the 2021 PSUs. There are no additional shares to be earned related to the 2021 PSUs. As of March 31, 2024, 8,233 earned shares remain outstanding and will vest in June 2024.
(4)Vested and deferred RSUs and PSUs are related to deferred compensation for certain former employees.
During the three months ended March 31, 2024, the Company recorded $9.1 million in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at March 31, 2024 was $22.7 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted average period over which the cost will be recognized is approximately two years.
10.    EQUITY
Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to the ESPP and upon exercise of stock options granted under the 2007 Plan. During the three months ended March 31, 2024, the Company received an aggregate of $13.9 million in proceeds upon exercises of stock options.
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
Under the Buyback Programs, the Company is authorized to purchase shares from time to time through open market purchases, in privately negotiated transactions not to exceed market prices, and (with respect to such open market purchases) pursuant to plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with securities laws and other legal requirements and subject to market conditions and other factors.
During the three months ended March 31, 2024, there were no repurchases under either of the Buyback Programs. As of March 31, 2024, the Company has repurchased a total of 14,451,325 shares of its common stock under the 2011 Buyback for an aggregate of $1.5 billion, including commissions and fees. As of March 31, 2024, the Company has not made any repurchases under the 2017 Buyback.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Distributions—During the three months ended March 31, 2024, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
March 14, 2024	April 26, 2024	April 12, 2024	$1.62	$756.5
December 13, 2023	February 1, 2024	December 28, 2023	$1.70	$792.7
_______________
(1)Does not include amounts accrued for distributions payable related to unvested restricted stock units.
During the three months ended March 31, 2023, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
March 8, 2023	April 28, 2023	April 14, 2023	$1.56	$727.0
December 7, 2022	February 2, 2023	December 28, 2022	$1.56	$726.3
_______________
(1)Does not include amounts accrued for distributions payable related to unvested restricted stock units.
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of March 31, 2024, the amount accrued for distributions payable related to unvested restricted stock units was $15.4 million. During the three months ended March 31, 2024 and 2023, the Company paid $9.4 million and $6.6 million of distributions upon the vesting of restricted stock units, respectively. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.
11.    NONCONTROLLING INTERESTS
European Interests—As of March 31, 2024, ATC Europe consists of the Company’s operations in France, Germany and Spain. The Company currently holds a 52% controlling interest in ATC Europe, with Caisse de dépôt et placement du Québec (“CDPQ”) and Allianz insurance companies and funds managed by Allianz Capital Partners GmbH, including the Allianz European Infrastructure Fund (collectively, “Allianz”) holding 30% and 18% noncontrolling interests, respectively. ATC Europe holds a 100% interest in the subsidiaries that consist of the Company’s operations in France and an 87% and an 83% controlling interest in the subsidiaries that consist of the Company’s operations in Germany and Spain, respectively, with PGGM holding a 13% and a 17% noncontrolling interest in each respective subsidiary.
Bangladesh Partnership—In 2021, the Company acquired a 51% controlling interest in Kirtonkhola Tower Bangladesh Limited (“KTBL”) for 900 million Bangladeshi Taka (approximately $10.6 million at the date of closing). Confidence Group holds a 49% noncontrolling interest in KTBL.
Stonepeak Transaction—In 2022, the Company entered into agreements pursuant to which certain investment vehicles affiliated with Stonepeak Partners LP (such investment vehicles, collectively, “Stonepeak”) acquired a noncontrolling ownership interest in the Company’s U.S. data center business for total aggregate consideration of $3.1 billion, through an investment in common equity and mandatorily convertible preferred equity (the “Stonepeak Transaction”).
As of March 31, 2024, the Company holds a common equity interest of approximately 72% in its U.S. data center business, with Stonepeak holding approximately 28% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity. On a fully converted basis, which is expected to occur four years from August 2022, and on the basis of the currently outstanding equity, the Company will hold a controlling ownership interest of approximately 64%, with Stonepeak holding approximately 36%. The mandatorily convertible preferred equity, which accrues dividends at 5.0%, will convert into common equity on a one for one basis, subject to adjustment that will be measured on the conversion date.
Dividends to noncontrolling interests—Certain of the Company’s subsidiaries may, from time to time, declare dividends. During the three months ended March 31, 2024, the Company’s U.S. data center business declared distributions of $11.5 million related to the outstanding Stonepeak mandatorily convertible preferred equity (the “Stonepeak Preferred Distributions”). As of March 31, 2024, the amount accrued for Stonepeak Preferred Distributions was $11.5 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Beginning in January 2024, pursuant to the terms of the ownership agreement with Stonepeak, on a quarterly basis, the Company’s U.S. data center business will distribute common dividends to the Company and to Stonepeak in proportion to their respective equity interests in the Company’s U.S. data center business (the “Stonepeak Common Dividend”). During the three months ended March 31, 2024, the Company’s U.S. data center business made distributions of $91.7 million related to the Stonepeak Common Dividend for the period from the initial closing of the Stonepeak Transaction in August 2022 through December 31, 2023, which was accrued for as of December 31, 2023. The $91.7 million distribution during the three months ended March 31, 2024 included a noncash distribution of $37.5 million made in lieu of a common equity contribution from Stonepeak.
During the three months ended March 31, 2024, pursuant to the terms of the ownership agreements, ATC Europe C.V., one of the Company’s subsidiaries in the Netherlands, declared and paid a dividend of 170.0 million EUR (approximately $183.2 million at the date of payment), pursuant to the terms of the ownership agreements, to the Company, CDPQ and Allianz in proportion to their respective equity interests in ATC Europe C.V.
During the three months ended March 31, 2024, pursuant to the terms of the ownership agreements, AT Rhine C.V., one of the Company’s subsidiaries in Germany, declared and paid a dividend of 45.0 million EUR (approximately $48.6 million at the date of payment), pursuant to the terms of the ownership agreements, to ATC Europe and PGGM in proportion to their respective equity interests in AT Rhine C.V.
The changes in noncontrolling interests were as follows:

	Three Months Ended March 31,
	2024	2023
Balance as of January 1,	$6,667.2	$6,836.1
Net income (loss) attributable to noncontrolling interests	4.3	(20.8)
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	(92.7)	39.9
Contributions from noncontrolling interest holders (1)	138.9	—
Distributions to noncontrolling interest holders	(103.8)	(11.5)
Balance as of March 31,	$6,613.9	$6,843.7
_______________
(1)During the three months ended March 31, 2024, primarily includes contributions from Stonepeak of $137.3 million, including a noncash contribution of $37.5 million made in lieu of Stonepeak’s receipt of the Stonepeak Common Dividend.
12.    EARNINGS PER COMMON SHARE
The following table sets forth basic and diluted net income per common share computational data (shares in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Net income attributable to American Tower Corporation common stockholders	$917.4	$335.8
Basic weighted average common shares outstanding	466,519	465,741
Dilutive securities	1,141	1,069
Diluted weighted average common shares outstanding	467,660	466,810
Basic net income attributable to American Tower Corporation common stockholders per common share	$1.97	$0.72
Diluted net income attributable to American Tower Corporation common stockholders per common share	$1.96	$0.72
Shares Excluded From Dilutive Effect—The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis):

	Three Months Ended March 31,
	2024	2023
Restricted stock units	126	5

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
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 1,800 towers, which commenced between December 2000 and August 2004. Substantially all of the towers are part of the Trust Securitizations. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of March 31, 2024, the Company has purchased an aggregate of approximately 600 of the subleased towers which are subject to the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is $1.1 billion and includes per annum accretion through the applicable expiration of the lease or sublease of a site. For all such sites, AT&T has the right to continue to lease the reserved space through June 30, 2025 at the then-current monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to five successive five-year terms.
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
As of March 31, 2024, the Company’s property operations consisted of the following:
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
The accounting policies applied in compiling segment information below are similar to those described in note 1 to the Company’s consolidated financial statements included in the 2023 Form 10-K and as updated in note 1 above. Among other factors, in evaluating financial performance in each business segment, management uses segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding Depreciation, amortization and accretion; Selling, general, administrative and development expense; and Other operating expenses. The Company defines segment operating profit as segment gross margin less Selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. These measures of segment gross margin and segment operating profit are also before Interest income, Interest expense, Gain (loss) on retirement of long-term obligations, Other income (expense), Net income (loss) attributable to noncontrolling interests and Income tax benefit (provision). The categories of expenses indicated above, such as depreciation, have been excluded from segment operating performance as they are not considered in the review of information or the evaluation of results by management. There are no significant revenues resulting from transactions between the Company’s operating segments. All intercompany transactions are eliminated to reconcile segment results and assets to the consolidated statements of operations and consolidated balance sheets.
Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2024 and 2023 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property						Total Property	Services	Other	Total
Three Months Ended March 31, 2024	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers
Segment revenues	$1,310.7	$326.6	$292.0	$204.5	$445.5	$224.6	$2,803.9	$30.2		$2,834.1
Segment operating expenses	204.3	170.7	92.7	73.5	140.3	92.9	774.4	13.9		788.3
Segment gross margin	1,106.4	155.9	199.3	131.0	305.2	131.7	2,029.5	16.3		2,045.8
Segment selling, general, administrative and development expense (1)	36.6	12.8	14.9	15.8	27.8	17.2	125.1	4.9		130.0
Segment operating profit	$1,069.8	$143.1	$184.4	$115.2	$277.4	$114.5	$1,904.4	$11.4		$1,915.8
Stock-based compensation expense									$64.9	64.9
Other selling, general, administrative and development expense									62.1	62.1
Depreciation, amortization and accretion									549.4	549.4
Other expense (2)									208.5	208.5
Income from continuing operations before income taxes										$1,030.9
Total assets	$26,879.0	$3,821.9	$3,972.3	$11,676.0	$9,097.7	$10,455.1	$65,902.0	$67.4	$709.6	$66,679.0
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $64.9 million.
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
(2)Primarily includes interest expense and losses from foreign currency exchange rate fluctuations. Three months ended March 31, 2023 also includes a loss on the sale of one of the Company’s subsidiaries in Mexico that held fiber assets of $80.0 million and $29.8 million in impairment charges.
15.    SUBSEQUENT EVENTS
Sale of the VIL Shares— On April 29, 2024, the Company completed the sale of the VIL Shares at a price of 12.78 INR per share. The Company expects the net proceeds of this transaction to be approximately 18.0 billion INR (approximately $216.0 million at the date of settlement) after deducting commissions and fees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains statements about future events and expectations, or “forward-looking statements,” which relate to our goals, beliefs, strategies, plans or current expectations and other statements that are not of historical facts. For example, when we use words such as “project,” “plan,” “believe,” “anticipate,” “expect,” “forecast,” “estimate,” “intend,” “should,” “would,” “could,” “may” or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements. Certain important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those factors set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). Forward-looking statements represent management’s current expectations, beliefs and assumptions, and are inherently uncertain. We do not undertake any obligation to update our forward-looking statements.
The discussion and analysis of our financial condition and results of operations that follow are based upon our consolidated and condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates and such differences could be material to the financial statements. This discussion should be read in conjunction with our consolidated and condensed consolidated financial statements herein and the accompanying notes, information set forth under the caption “Critical Accounting Policies and Estimates” in the 2023 Form 10-K, and in particular, the information set forth therein under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure and property interests that we lease primarily to communications service providers and third-party tower operators, and, as discussed further below, we hold a portfolio of highly interconnected data center facilities and related assets in the United States. Our customers include our tenants, licensees and other payers. We refer to the business encompassing the above as our property operations, which accounted for 99% of our total revenues for the three months ended March 31, 2024 and includes our U.S. & Canada property, Asia-Pacific property, Africa property, Europe property and Latin America property segments and Data Centers segment.
We also offer tower-related services in the United States, including site application, zoning and permitting, structural and mount analyses, and construction management, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of March 31, 2024:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S. & Canada:
Canada	225	—	—
United States	27,120	15,082	442
U.S. & Canada total	27,345	15,082	442
Asia-Pacific: (2)
Bangladesh	621	—	—
India (3)	75,503	—	759
Philippines	359	—	—
Asia-Pacific total	76,483	—	759
Africa:
Burkina Faso	731	—	—
Ghana	3,484	—	37
Kenya	3,899	—	11
Niger	916	—	—
Nigeria	8,394	—	—
South Africa	2,675	—	—
Uganda	4,202	—	21
Africa total	24,301	—	69
Europe:
France	4,119	303	9
Germany	14,992	—	—
Spain	11,937	—	1
Europe total	31,048	303	10
Latin America:
Argentina	499	—	11
Brazil	20,550	2,027	121
Chile	3,693	—	144
Colombia	4,961	—	6
Costa Rica	710	—	2
Mexico	9,581	186	92
Paraguay	1,455	—	—
Peru	3,969	450	1
Latin America total	45,418	2,663	377
_______________
(1)Approximately 98% of the operated towers are held pursuant to long-term finance leases, including those subject to purchase options.
(2)We also control land under carrier or other third-party communications sites in Australia and New Zealand, which provide recurring cash flows through tenant leasing arrangements.
(3)In January 2024, we entered into the Pending ATC TIPL Transaction (as defined and further discussed below).

As of March 31, 2024, our property portfolio included 28 operating data center facilities across ten markets in the United States that collectively comprise approximately 3.3 million net rentable square feet (“NRSF”) of data center space, as follows:

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
The 2023 Form 10-K contains information regarding management’s expectations of long-term drivers of demand for our communications sites, as well as key trends, which management believes provide valuable insight into our operating and financial resource allocation decisions. The discussion below should be read in conjunction with the 2023 Form 10-K and, in particular, the information set forth therein under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.”
In most of our markets, our tenant leases for our communications sites with wireless carriers generally have initial non-cancellable terms of five to ten years with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the three months ended March 31, 2024 was recurring revenue that we should continue to receive in future periods. Most of our tenant leases for our communications sites have provisions that periodically increase or “escalate” the rent due under the lease, typically based on (a) an annual fixed escalation (averaging approximately 3% in the United States), (b) an inflationary index in most of our international markets, or (c) a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs (pass-through revenue), such as ground rent or power and fuel costs.
Based upon existing customer leases and foreign currency exchange rates as of March 31, 2024, we expect to generate nearly $60 billion of non-cancellable customer lease revenue over future periods, before the impact of straight-line lease accounting.
Following the rulings by the Supreme Court of India regarding carriers’ obligations for the adjusted gross revenue fees and charges prescribed by the court, we have experienced variability and a level of uncertainty in collections in India. As further discussed in Item 1A of the 2023 Form 10-K under the caption “Risk Factors—A substantial portion of our current and projected future revenue is derived from a small number of customers, and we are sensitive to adverse changes in the creditworthiness and financial strength of our customers,” in the third quarter of 2022, one of our customers in India, Vodafone Idea Limited (“VIL”), communicated that it would make partial payments of its contractual amounts owed to us (the “VIL Shortfall”). We recorded reserves in late 2022 and the first half of 2023 for the VIL Shortfall. In the second half of 2023, VIL began making payments in full of its monthly contractual obligations owed to us.

In February 2023, and as amended in August 2023, VIL issued optionally convertible debentures (the “VIL OCDs”) to our subsidiary, ATC Telecom Infrastructure Private Limited (“ATC TIPL”), in exchange for VIL’s payment of certain amounts towards accounts receivables. The VIL OCDs are (a) to be repaid by VIL with interest or (b) convertible into equity of VIL. If converted and following registration, such equity shall be free to trade in the open market beginning on the one year anniversary of the date of issuance of the VIL OCDs. The VIL OCDs were issued for an aggregate face value of 16.0 billion Indian Rupees (“INR”) (approximately $193.2 million on the date of issuance). The fair value of the VIL OCDs at issuance was approximately $116.5 million.
On March 23, 2024, we converted an aggregate face value of 14.4 billion INR (approximately $172.7 million) of VIL OCDs into 1,440 million shares of equity of VIL (the “VIL Shares”), which were unregistered as of March 31, 2024. The fair value of the VIL Shares as of March 31, 2024 was $172.7 million. The VIL Shares were registered on April 16, 2024 and we completed the sale of the VIL Shares on April 29, 2024 for total net proceeds of approximately $216.0 million, as further discussed in note 15 to our consolidated financial statements included in this Quarterly Report.

In 2023, we initiated a strategic review of our India business, where we evaluated our exposure to the India market within our global portfolio of communications assets, and assessed opportunities to repurpose capital to drive long-term shareholder value and sustained growth. The strategic review concluded in January 2024 with our signed agreement with DIT for the Pending ATC TIPL Transaction (each as defined below). During the process, and based on information gathered therein, we updated our estimate on the fair value of the India reporting unit and determined that the carrying value exceeded fair value. As a result, we recorded a goodwill impairment charge of $322.0 million in the third quarter of 2023.
On January 4, 2024, through our subsidiaries, ATC Asia Pacific Pte. Ltd. and ATC TIPL, which holds our operations in India, we entered into an agreement with Data Infrastructure Trust (“DIT”), an infrastructure investment trust sponsored by an affiliate of Brookfield Asset Management, pursuant to which DIT will acquire a 100% ownership interest in ATC TIPL (the “Pending ATC TIPL Transaction”). We will retain the full economic benefit associated with the VIL OCDs, the VIL Shares and rights to payments on certain existing customer receivables. Subject to certain pre-closing terms, total aggregate consideration would potentially represent up to approximately 210 billion Indian Rupees (“INR”) (approximately $2.5 billion), including the value of the VIL OCDs and the VIL Shares, payments on certain existing customer receivables, the repayment of existing intercompany debt and the repayment, or assumption, of our existing term loan in India, by DIT. During the three months ended March 31, 2024, ATC TIPL distributed approximately 9,603 million INR (approximately $115.1 million) to us, which will be deducted from the total aggregate consideration to be received by us at closing. The Pending ATC TIPL Transaction is expected to close in the second half of 2024, subject to customary closing conditions, including government and regulatory approval.
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
The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee. Revenue lost from either tenant lease cancellations or the non-renewal of leases or rent renegotiations, which we refer to as churn, has historically not had a material adverse effect on the revenues generated by our consolidated property operations. During the three months ended March 31, 2024, churn was approximately 3% of our tenant billings, primarily driven by churn in our U.S. & Canada property segment, as discussed below.
We expect that our churn rate in our U.S. & Canada property segment will remain elevated through 2025 due to contractual lease cancellations and non-renewals by T-Mobile, including legacy Sprint Corporation leases, pursuant to the terms of our master lease agreement with T-Mobile US, Inc. entered into in September 2020.

Non-GAAP Financial Measures
Included in our analysis of our results of operations are discussions regarding earnings before interest, taxes, depreciation, amortization and accretion, as adjusted (“Adjusted EBITDA”), Funds From Operations, as defined by the National Association of Real Estate Investment Trusts (“Nareit FFO”) attributable to American Tower Corporation common stockholders and Adjusted Funds From Operations (“AFFO”) attributable to American Tower Corporation common stockholders (“AFFO attributable to American Tower Corporation common stockholders”).
We define Adjusted EBITDA as Net income before Income (loss) from equity method investments; Income tax benefit (provision); Other income (expense); Gain (loss) on retirement of long-term obligations; Interest expense; Interest income; Other operating income (expense), including Goodwill impairment; Depreciation, amortization and accretion; and stock-based compensation expense.
Nareit FFO attributable to American Tower Corporation common stockholders is defined as net income before gains or losses from the sale or disposal of real estate, real estate related impairment charges, real estate related depreciation, amortization and accretion including adjustments and distributions for unconsolidated affiliates and noncontrolling interests. In this section, we refer to Nareit FFO attributable to American Tower Corporation common stockholders as “Nareit FFO (common stockholders).”
We define AFFO attributable to American Tower Corporation common stockholders as Nareit FFO (common stockholders) before (i) straight-line revenue and expense; (ii) stock-based compensation expense; (iii) the deferred portion of income tax and other income tax adjustments; (iv) non-real estate related depreciation, amortization and accretion; (v) amortization of deferred financing costs, debt discounts and premiums and long-term deferred interest charges; (vi) other income (expense); (vii) gain (loss) on retirement of long-term obligations; and (viii) other operating income (expense); less cash payments related to capital improvements and cash payments related to corporate capital expenditures and including adjustments and distributions for unconsolidated affiliates and noncontrolling interests, which includes the impact of noncontrolling interests on both Nareit FFO and the corresponding adjustments included in AFFO. In this section, we refer to AFFO attributable to American Tower Corporation common stockholders as “AFFO (common stockholders).”
Adjusted EBITDA, Nareit FFO (common stockholders) and AFFO (common stockholders) are not intended to replace net income or any other performance measures determined in accordance with GAAP. None of Adjusted EBITDA, Nareit FFO (common stockholders) or AFFO (common stockholders) represents cash flows from operating activities in accordance with GAAP and, therefore, these measures should not be considered indicative of cash flows from operating activities, as a measure of liquidity or a measure of funds available to fund our cash needs, including our ability to make cash distributions. Rather, Adjusted EBITDA, Nareit FFO (common stockholders) and AFFO (common stockholders) are presented as we believe each is a useful indicator of our current operating performance. We believe that these metrics are useful to an investor in evaluating our operating performance because (1) each is a key measure used by our management team for decision making purposes and for evaluating our operating segments’ performance; (2) Adjusted EBITDA is a component underlying our credit ratings; (3) Adjusted EBITDA is widely used in the telecommunications real estate sector to measure operating performance as depreciation, amortization and accretion may vary significantly among companies depending upon accounting methods and useful lives, particularly where acquisitions and non-operating factors are involved; (4) AFFO (common stockholders) is widely used in the telecommunications real estate sector to adjust Nareit FFO (common stockholders) for items that may otherwise cause material fluctuations in Nareit FFO (common stockholders) growth from period to period that would not be representative of the underlying performance of property assets in those periods; (5) each provides investors with a meaningful measure for evaluating our period-to-period operating performance by eliminating items that are not operational in nature; and (6) each provides investors with a measure for comparing our results of operations to those of other companies, particularly those in our industry.
Our measurement of Adjusted EBITDA, Nareit FFO (common stockholders) and AFFO (common stockholders) may not, however, be fully comparable to similarly titled measures used by other companies. Reconciliations of Adjusted EBITDA, Nareit FFO (common stockholders) and AFFO (common stockholders) to net income, the most directly comparable GAAP measure, have been included below.

Results of Operations
Three Months Ended March 31, 2024 and 2023
(in millions, except percentages)
Revenue

	Three Months Ended March 31,		Percent Increase (Decrease)
	2024	2023
Property
U.S. & Canada	$1,310.7	$1,287.6	2%
Asia-Pacific	326.6	251.1	30
Africa	292.0	317.0	(8)
Europe	204.5	191.7	7
Latin America	445.5	464.1	(4)
Data Centers	224.6	203.0	11
Total property	2,803.9	2,714.5	3
Services	30.2	52.7	(43)
Total revenues	$2,834.1	$2,767.2	2%
Three Months Ended March 31, 2024
U.S. & Canada property segment revenue growth of $23.1 million was attributable to:
• Tenant billings growth of $52.6 million, which was driven by:
• $45.3 million due to leasing additional space on our sites (“colocations”) and amendments; and
• $10.2 million resulting from contractual escalations, net of churn;
• Partially offset by a decrease of $2.9 million from other tenant billings;
•Partially offset by a decrease of $29.5 million in other revenue, which includes a $27.9 million decrease due to straight-line accounting.
Segment revenue growth was not meaningfully impacted by foreign currency translation related to fluctuations in Canadian Dollar.
Asia-Pacific property segment revenue growth of $75.5 million was attributable to:
• An increase of $37.5 million in other revenue, primarily due to the recognition of $19.8 million of previously deferred revenue as compared to reserves taken in the prior year period related to the VIL Shortfall (as discussed above);
• An increase of $33.2 million in pass-through revenue, primarily due to the recognition of previously deferred revenue as compared to reserves taken in the prior year period related to the VIL Shortfall; and
• Tenant billings growth of $7.7 million, which was driven by:
• $7.1 million due to colocations and amendments;
• $1.2 million generated from sites acquired or constructed since the beginning of the prior-year period (“newly acquired or constructed sites”); and
• $0.9 million from other tenant billings;
• Partially offset by a decrease of $1.5 million resulting from churn in excess of contractual escalations.
Segment revenue growth was partially offset by a decrease of $2.9 million attributable to the negative impact of foreign currency translation related to fluctuations in INR.
Africa property segment revenue decrease of $25.0 million was attributable to:
• A decrease of $50.5 million attributable to the impact of foreign currency translation, which included, among others, negative impacts of $38.6 million related to fluctuations in Nigerian Naira, $6.0 million related to fluctuations in Kenyan Shilling, $2.7 million related to fluctuations in South African Rand and $2.0 million related to fluctuations in Ugandan Shilling; and
• A decrease of $22.5 million in pass-through revenue, primarily due to a decrease in energy costs;
• Partially offset by:
• Tenant billings growth of $43.3 million, which was driven by:
• $15.4 million due to colocations and amendments;
• $14.4 million generated from newly acquired or constructed sites;
• $12.4 million resulting from contractual escalations, net of churn; and
• $1.1 million from other tenant billings; and
• An increase of $4.7 million in other revenue, primarily due to straight-line accounting.
Europe property segment revenue growth of $12.8 million was attributable to:
• Tenant billings growth of $8.8 million, which was driven by:
• $4.5 million due to colocations and amendments;
• $2.7 million resulting from contractual escalations, net of churn; and
• $1.7 million generated from newly acquired or constructed sites;
• Partially offset by a decrease of $0.1 million from other tenant billings;
• An increase of $0.7 million in pass-through revenue; and
• An increase of $0.7 million in other revenue.
Segment revenue growth included an increase of $2.6 million primarily attributable to the positive impact of foreign currency translation related to fluctuations in Euro (“EUR”).
Latin America property segment revenue decrease of $18.6 million was attributable to:
• A decrease of $53.9 million in other revenue, primarily attributable to a decrease in tenant settlements in Mexico and the sale of one of our subsidiaries in Mexico that held fiber assets (“Mexico Fiber”) in the prior year period;
• Partially offset by:
• Tenant billings growth of $8.4 million, which was driven by:
• $9.2 million due to colocations and amendments; and
• $0.5 million generated from newly acquired or constructed sites;
• Partially offset by:
◦$1.1 million from churn in excess of contractual escalations; and
◦$0.2 million from other tenant billings; and
• An increase of $3.2 million in pass-through revenue.
Segment revenue decline was partially offset by an increase of $23.7 million, attributable to the impact of foreign currency translation, which included, among others, positive impacts of $13.3 million related to fluctuations in Mexican Peso, $9.3 million related to fluctuations in Brazilian Real, $5.4 million related to fluctuations in Colombian Peso, offset by negative impacts of $4.4 million related to fluctuations in Chilean Peso.
Data Centers segment revenue growth of $21.6 million was attributable to:
•An increase of $13.6 million in rental, related and other revenue, primarily due to new lease commencements, customer expansions and rent increases upon customer renewals;
•An increase of $8.0 million in power revenue from new lease commencements, increased power consumption and pricing increases from existing customers; and
•An increase of $2.5 million in interconnection revenue, primarily due to customer interconnection net additions and set-up fees;
•Partially offset by a decrease of $2.5 million in straight-line revenue.
Services segment revenue decrease of $22.5 million was primarily attributable to a decrease in site application, zoning and permitting and structural and mount analyses services, partially offset by an increase in construction management services.

Gross Margin

	Three Months Ended March 31,		Percent Increase (Decrease)
	2024	2023
Property
U.S. & Canada	$1,106.4	$1,082.3	2%
Asia-Pacific	155.9	82.7	89
Africa	199.3	198.5	0
Europe	131.0	118.6	10
Latin America	305.2	326.2	(6)
Data Centers	131.7	119.2	10
Total property	2,029.5	1,927.5	5
Services	16.3	33.6	(51)%
Three Months Ended March 31, 2024
•The increase in U.S. & Canada property segment gross margin was primarily attributable to the increase in revenue described above and a decrease in direct expenses of $1.0 million.
•The increase in Asia-Pacific property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $3.9 million, primarily due to an increase in costs associated with pass-through revenue, including fuel costs. Direct expenses also benefited by $1.6 million from the impact of foreign currency translation.
•The increase in Africa property segment gross margin was primarily attributable to a decrease in direct expenses of $11.1 million, primarily due to a decrease in costs associated with pass-through revenue, including fuel costs, partially offset by the decrease in revenue described above. Direct expenses also benefited by $14.7 million from the impact of foreign currency translation.
•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above and a decrease in direct expenses of $0.5 million. Direct expenses were also negatively impacted by $0.9 million from the impact of foreign currency translation.
•The decrease in Latin America property segment gross margin was primarily attributable to the decrease in revenue described, partially offset by a decrease in direct expenses of $4.8 million, primarily due to the sale of Mexico Fiber in the prior year period. Direct expenses were also negatively impacted by $7.2 million from the impact of foreign currency translation.
•The increase in Data Centers segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $9.1 million, primarily due to an increase in costs associated with power revenue, including utility costs.
•The decrease in Services segment gross margin was primarily attributable to the decrease in revenue described above, partially offset by a decrease in direct expenses of $5.2 million.

Selling, General, Administrative and Development Expense (“SG&A”)

	Three Months Ended March 31,		Percent Increase (Decrease)
	2024	2023
Property
U.S. & Canada	$36.6	$40.8	(10)%
Asia-Pacific	12.8	8.8	45
Africa	14.9	21.4	(30)
Europe	15.8	14.6	8
Latin America	27.8	29.7	(6)
Data Centers	17.2	17.5	(2)
Total property	125.1	132.8	(6)
Services	4.9	5.7	(14)
Other	127.0	125.4	1
Total selling, general, administrative and development expense	$257.0	$263.9	(3)%
Three Months Ended March 31, 2024
•The decreases in our U.S. & Canada property segment SG&A and our Services segment SG&A were primarily driven by decreased personnel and related costs.
•The increase in our Asia-Pacific property segment SG&A was primarily driven by net recoveries of bad debt expense in the prior year period, partially offset by lower canceled construction costs. For the three months ended March 31, 2023, the impact of the VIL Shortfall was reflected in revenue reserves, as described above, as we were deferring the recognition of revenue until uncertainties were resolved.
•The decrease in our Africa property segment SG&A was primarily driven by a benefit from the impact of foreign currency translation of $4.0 million and a net decrease in bad debt expense.
•The increase in our Europe property segment SG&A was primarily driven by increased professional services costs.
•The decrease in our Latin America property segment SG&A was primarily driven by decreased professional services costs and personnel and related costs, partially offset by the negative impact of foreign currency translation and a net increase in bad debt expense.
•Our Data Centers segment SG&A did not have a meaningful change as compared to the prior-year period.
•The increase in other SG&A was primarily attributable to an increase in corporate SG&A, including an increase in personnel and related costs to support our business.

Operating Profit

	Three Months Ended March 31,		Percent Increase (Decrease)
	2024	2023
Property
U.S. & Canada	$1,069.8	$1,041.5	3%
Asia-Pacific	143.1	73.9	94
Africa	184.4	177.1	4
Europe	115.2	104.0	11
Latin America	277.4	296.5	(6)
Data Centers	114.5	101.7	13
Total property	1,904.4	1,794.7	6
Services	11.4	27.9	(59)%
•The increases in operating profit for the three months ended March 31, 2024 for our U.S. & Canada and Africa property segments and our Data Centers segment were primarily attributable to increases in our segment gross margin and decreases in our segment SG&A.
•The increases in operating profit for the three months ended March 31, 2024 for our Asia-Pacific and Europe property segments were primarily attributable to increases in our segment gross margin, partially offset by increases in our segment SG&A.
•The decreases in operating profit for the three months ended March 31, 2024 for our Latin America property segment and our Services segment were primarily attributable to decreases in our segment gross margin, partially offset by decreases in our segment SG&A.
Depreciation, Amortization and Accretion

	Three Months Ended March 31,		Percent Increase (Decrease)
	2024	2023
Depreciation, amortization and accretion	$549.4	$794.1	(31)%
The decrease in depreciation, amortization and accretion expense for the three months ended March 31, 2024 was primarily attributable to the change in estimated useful lives of our tower assets.
During the three months ended March 31, 2024, we finalized our reviews of the estimated useful lives of our tower assets and estimated settlement dates for our asset retirement obligations. Based on information obtained, we determined that our estimated asset lives and our estimated settlement dates should be extended, which is expected to result in an estimated $730 million decrease in depreciation and amortization expense and an estimated $75 million decrease in accretion expense for the year ended December 31, 2024. For more information on the change in the estimated useful lives of our tower assets and the change in the estimated settlement dates for our asset retirement obligations, see the information under the captions “Property and Equipment” and “Asset Retirement Obligations” included in note 1 to our consolidated financial statements included in this Quarterly Report.

Other Operating Expenses

	Three Months Ended March 31,		Percent Increase (Decrease)
	2024	2023
Other operating expenses	$2.8	$127.5	(98)%
The decrease in other operating expenses during the three months ended March 31, 2024 was primarily attributable to a decrease in losses on sales or disposals of assets of $87.1 million, primarily attributable to the loss on the sale of Mexico Fiber of $80.0 million in the prior year period and a decrease in impairment charges.
Total Other Expense

	Three Months Ended March 31,		Percent Increase (Decrease)
	2024	2023
Total other expense	$205.7	$407.2	(49)%
Total other expense consists primarily of interest expense and realized and unrealized foreign currency gains or losses as a result of foreign currency exchange rate fluctuations primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.
The decrease in total other expense during the three months ended March 31, 2024 was primarily due to foreign currency gains of $127.6 million in the current period, as compared to foreign currency losses of $84.1 million in the prior-year period.
Income Tax Provision

	Three Months Ended March 31,		Percent Increase (Decrease)
	2024	2023
Income tax provision	$109.2	$53.4	104%
Effective tax rate	10.6%	14.5%
As a real estate investment trust for U.S. federal income tax purposes (“REIT”), we may deduct earnings distributed to stockholders against the income generated by our REIT operations. Consequently, the effective tax rate on income from continuing operations for the three months ended March 31, 2024 and 2023 differs from the federal statutory rate.
The increase in the income tax provision during the three months ended March 31, 2024 was primarily attributable to increased earnings in certain foreign jurisdictions, partially due to the impacts of the change in estimated useful lives on depreciation and amortization expense. For more information on the change in the estimated useful lives of our tower assets, see the information under the caption “Property and Equipment” included in note 1 to our consolidated financial statements included in this Quarterly Report.

Net Income / Adjusted EBITDA and Net Income / Nareit FFO attributable to American Tower Corporation common stockholders / AFFO attributable to American Tower Corporation common stockholders

During the three months ended March 31, 2024, we updated our presentation of Nareit FFO attributable to American Tower Corporation common stockholders and AFFO attributable to American Tower Corporation common stockholders to remove separate presentation of Consolidated AFFO. We believe this presentation better aligns our reporting with management’s current approach of allocating capital and resources, managing growth and profitability and assessing the operating performance of our business. The change in presentation has no impact on our Nareit FFO attributable to American Tower Corporation common stockholders or AFFO attributable to American Tower Corporation common stockholders for any periods. Historical financial information included below has been adjusted to reflect the change in presentation.

	Three Months Ended March 31,		Percent Increase (Decrease)
	2024	2023
Net income	$921.7	$315.0	193%
Income tax provision	109.2	53.4	104
Other (income) expense	(113.0)	97.8	(216)
Interest expense	366.7	340.2	8
Interest income	(48.0)	(30.8)	56
Other operating expenses	2.8	127.5	(98)
Depreciation, amortization and accretion	549.4	794.1	(31)
Stock-based compensation expense	64.9	65.5	(1)
Adjusted EBITDA	$1,853.7	$1,762.7	5%

	Three Months Ended March 31,		Percent Increase (Decrease)
	2024	2023
Net income	$921.7	$315.0	193%
Real estate related depreciation, amortization and accretion	508.9	728.8	(30)
Losses from sale or disposal of real estate and real estate related impairment charges (1)	1.3	118.7	(99)
Adjustments and distributions for unconsolidated affiliates and noncontrolling interests (2)	(87.8)	(79.6)	10
Nareit FFO attributable to American Tower Corporation common stockholders	$1,344.1	$1,082.9	24%
Straight-line revenue	(79.0)	(112.0)	(29)
Straight-line expense	12.6	7.9	59
Stock-based compensation expense	64.9	65.5	(1)
Deferred portion of income tax and other income tax adjustments (3)	54.5	(8.9)	(712)
Non-real estate related depreciation, amortization and accretion	40.5	65.3	(38)
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	13.0	11.7	11
Other (income) expense (4)	(113.0)	97.8	(216)
Other operating expense (5)	1.5	8.8	(83)
Capital improvement capital expenditures	(33.2)	(35.7)	(7)
Corporate capital expenditures	(2.3)	(3.0)	(23)
Adjustments and distributions for unconsolidated affiliates and noncontrolling interests (6)	(0.5)	4.7	(111)
AFFO attributable to American Tower Corporation common stockholders	$1,303.1	$1,185.0	10%
_______________

(1)There are no material impairment charges for the three months ended March 31, 2024. For the three months ended March 31, 2023, includes a loss on the sale of Mexico Fiber of $80.0 million and impairment charges of $29.8 million.
(2)Includes distributions to noncontrolling interest holders, distributions related to the outstanding mandatorily convertible preferred equity in connection with our agreements with certain investment vehicles affiliated with Stonepeak Partners LP and adjustments for the impact of noncontrolling interests on Nareit FFO attributable to American Tower Corporation common stockholders.
(3)For the three months ended March 31, 2024, includes an adjustment for withholding taxes paid in India of $11.8 million, which were incurred as a result of the Pending ATC TIPL Transaction. We believe that these withholding tax payments are nonrecurring, and do not believe these are an indication of our operating performance. Accordingly, we believe it is more meaningful to present AFFO attributable to American Tower Corporation common stockholders excluding these amounts.
(4)Includes (gains) losses on foreign currency exchange rate fluctuations of ($127.6) million and $84.1 million, respectively.
(5)Primarily includes acquisition-related costs, integration costs and disposition costs.
(6)Includes adjustments for the impact of noncontrolling interests on other line items, excluding those already adjusted for in Nareit FFO attributable to American Tower Corporation common stockholders.

The increase in net income for the three months ended March 31, 2024 was primarily due to (i) a decrease in depreciation, amortization and accretion expense, (ii) changes in other (income) expense, primarily due to foreign currency exchange rate fluctuations, (iii) a decrease in other operating expenses, which included the loss on the sale of Mexico Fiber and (iv) an increase in segment operating profit, partially offset by (x) an increase in the income tax provision and (y) an increase in interest expense.
The increase in Adjusted EBITDA for the three months ended March 31, 2024 was primarily attributable to an increase in our gross margin and a decrease in SG&A, excluding the impact of stock-based compensation expense of $6.3 million.
The increase in AFFO attributable to American Tower Corporation common stockholders for the three months ended March 31, 2024 was primarily attributable to (i) an increase in our operating profit, excluding the impact of straight-line accounting and (ii) a decrease in cash paid for taxes, partially offset by (x) distributions and adjustments for noncontrolling interests, including distributions to noncontrolling interest holders in our Europe property segment, and (y) an increase in net cash paid for interest.

Liquidity and Capital Resources
The information in this section updates as of March 31, 2024 the “Liquidity and Capital Resources” section of the 2023 Form 10-K and should be read in conjunction with that report.
Overview
During the three months ended March 31, 2024, our significant financing transactions included:
•Redemption of our 0.600% senior unsecured notes due 2024 (the “0.600% Notes”) and our 5.00% senior unsecured notes due 2024 (the “5.00% Notes”) upon their maturity; and
•Registered public offering in an aggregate principal amount of $1.3 billion of senior unsecured notes with maturities in 2029 and 2034.
As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes the significant components of our liquidity (in millions):

As of March 31, 2024
Available under the 2021 Multicurrency Credit Facility	$4,988.4
Available under the 2021 Credit Facility	1,961.6
Letters of credit	(33.9)
Total available under credit facilities, net	$6,916.1
Cash and cash equivalents	2,389.1
Total liquidity	$9,305.2
Subsequent to March 31, 2024, we made additional net borrowings of $715.0 million under the 2021 Multicurrency Credit Facility (as defined below) and repayments of $270.0 million under the 2021 Credit Facility (as defined below).
On January 4, 2024, we entered into an agreement with DIT for the Pending ATC TIPL Transaction, pursuant to which DIT will acquire a 100% ownership interest in ATC TIPL. We will retain the full economic benefit associated with the VIL OCDs, the VIL Shares and rights to payments on certain existing customer receivables. Subject to certain pre-closing terms, total aggregate consideration would potentially represent up to approximately 210 billion INR (approximately $2.5 billion), including the value of the VIL OCDs and the VIL Shares, payments on certain existing customer receivables, the repayment of existing intercompany debt and the repayment, or assumption, of our existing term loan in India, by DIT. During the three months ended March 31, 2024, ATC TIPL distributed approximately 9,603 million INR (approximately $115.1 million) to us, which will be deducted from the total aggregate consideration to be received by us at closing. The Pending ATC TIPL Transaction is expected to close in the second half of 2024, subject to customary closing conditions, including government and regulatory approval. We expect to use the proceeds from the Pending ATC TIPL Transaction to repay existing indebtedness, including under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility.

Summary cash flow information is set forth below (in millions):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used for):
Operating activities	$1,283.6	$1,070.5
Investing activities	(436.1)	(276.8)
Financing activities	(390.2)	(1,012.6)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(34.0)	3.6
Net increase (decrease) in cash and cash equivalents, and restricted cash	$423.3	$(215.3)
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
As of March 31, 2024, we had total outstanding indebtedness of $39.5 billion, with a current portion of $3.1 billion. During the three months ended March 31, 2024, we generated sufficient cash flow from operations, together with borrowings under our credit facilities, proceeds from our debt issuance and cash on hand, to fund our acquisitions, capital expenditures and debt service obligations, as well as our required distributions. We believe the cash generated by operating activities during the year ending December 31, 2024, together with our borrowing capacity under our credit facilities, will suffice to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions.
Material Cash Requirements— There were no material changes to the Material Cash Requirements section of the 2023 Form 10-K.
As of March 31, 2024, we had $1.9 billion of cash and cash equivalents held by our foreign subsidiaries. As of March 31, 2024, we had $354.1 million of cash and cash equivalents held by our joint ventures, of which $308.8 million was held by our foreign joint ventures. While certain subsidiaries may pay us interest or principal on intercompany debt, we have historically not repatriated earnings from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay certain taxes.
Cash Flows from Operating Activities
The increase in cash provided by operating activities for the three months ended March 31, 2024 was primarily attributable to (i) an increase in the operating profits of our U.S. & Canada, Asia-Pacific, Africa and Europe property segments and our Data Centers segment, (ii) a decrease in cash required for working capital and (iii) changes in unearned revenue, partially offset by an increase in cash paid for interest.
Cash Flows from Investing Activities
Our significant investing activities during the three months ended March 31, 2024 are highlighted below:
•We spent $44.7 million for acquisitions, including $25.7 million in payments made for acquisitions completed in 2023.
•We spent $402.1 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$234.2
Ground lease purchases (2)	28.3
Capital improvements and corporate expenditures (3)	35.5
Redevelopment	89.4
Start-up capital projects	14.7
Total capital expenditures (4)	$402.1
_______________
(1)Includes the construction of 356 communications sites globally and approximately $114.9 million of spend related to data center assets.
(2)Includes $8.6 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(3)Includes $1.1 million of finance lease payments reported in Repayments of notes payable, credit facilities, senior notes, secured debt, term loan and finance leases in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(4)Net of purchase credits of $4.3 million on certain assets, which are recorded in investing activities in our condensed consolidated statements of cash flows.
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
_______________
(1)Includes the construction of approximately 2,500 to 3,500 communications sites globally and approximately $450 million of anticipated spend related to data center assets.
Cash Flows from Financing Activities
Our significant financing activities were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Proceeds from issuance of senior notes, net	$1,293.0	$1,494.2
Proceeds from (repayments of) credit facilities, net	728.6	(835.0)
Proceeds from issuance of securities in securitized transactions, net	—	1,300.0
Repayments of securitized debt	—	(1,300.0)
Repayments of senior notes	(1,500.0)	(1,000.0)
Contributions from noncontrolling interest holders	101.4	—
Distributions to noncontrolling interest holders	(160.6)	(11.2)
Distributions paid on common stock	(802.1)	(733.6)
Repayments of Senior Notes
Repayment of 0.600% Senior Notes—On January 12, 2024, we repaid $500.0 million aggregate principal amount of the 0.600% Notes upon their maturity. The 0.600% Notes were repaid using borrowings under the 2021 Multicurrency Credit Facility. Upon completion of the repayment, none of the 0.600% Notes remained outstanding.
Repayment of 5.00% Senior Notes—On February 14, 2024, we repaid $1.0 billion aggregate principal amount of the 5.00% Notes upon their maturity. The 5.00% Notes were repaid using borrowings under the 2021 Multicurrency Credit Facility. Upon completion of the repayment, none of the 5.00% Notes remained outstanding.
Offerings of Senior Notes
5.200% Senior Notes and 5.450% Senior Notes Offering—On March 7, 2024, we completed a registered public offering of $650.0 million aggregate principal amount of 5.200% senior unsecured notes due 2029 (the “5.200% Notes”) and $650.0 million aggregate principal amount of 5.450% senior unsecured notes due 2034 (the “5.450% Notes” and, together with the 5.200% Notes, the “Notes”). The net proceeds from this offering were approximately $1,281.3 million, after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2021 Multicurrency Credit Facility.

The key terms of the Notes are as follows:

Senior Notes	Aggregate Principal Amount (in millions)	Issue Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
5.200% Notes	$650.0	March 7, 2024	February 15, 2029	5.200%	August 15, 2024	February 15 and August 15	January 15, 2029
5.450% Notes	$650.0	March 7, 2024	February 15, 2034	5.450%	August 15, 2024	February 15 and August 15	November 15, 2033
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
If we undergo a change of control and corresponding ratings decline, each as defined in the supplemental indenture for the Notes, we may be required to repurchase all of the Notes at a purchase price equal to 101% of the aggregate principal amount of the Notes repurchased, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The Notes rank equally in right of payment with all of our other senior unsecured debt obligations and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries.
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
Bank Facilities
2021 Multicurrency Credit Facility—During the three months ended March 31, 2024, we borrowed an aggregate of $2.0 billion, including 315.0 million EUR ($339.4 million as of the borrowing date) and repaid an aggregate of $1.7 billion, including 85.0 million EUR ($91.9 million as of the repayment date), of revolving indebtedness under our $6.0 billion senior unsecured multicurrency revolving credit facility, as amended and restated in December 2021, as further amended (the “2021 Multicurrency Credit Facility”). We used the borrowings to repay outstanding indebtedness, including the 0.600% Notes and the 5.00% Notes, and for general corporate purposes. We currently have $3.5 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Multicurrency Credit Facility in the ordinary course.
2021 Credit Facility—During the three months ended March 31, 2024, we borrowed an aggregate of $775.0 million and repaid an aggregate of $340.0 million of revolving indebtedness under our $4.0 billion senior unsecured revolving credit facility, as amended and restated in December 2021, as further amended (the “2021 Credit Facility”). We used the borrowings for general corporate purposes. We currently have $30.4 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Credit Facility in the ordinary course.
As of March 31, 2024, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, our $1.0 billion unsecured term loan, as amended and restated in December 2021, as further amended (the “2021 Term Loan”), and our 825.0 million EUR unsecured term loan, as amended in December 2021 (the “2021 EUR Three Year Delayed Draw Term Loan”) were as follows:

Bank Facility		Outstanding Principal Balance ($ in millions)	Maturity Date		SOFR or EURIBOR borrowing interest rate range (1)	Base rate borrowing interest rate range (1)	Current margin over SOFR or EURIBOR and the base rate, respectively
2021 Multicurrency Credit Facility	(2)	$1,011.6	July 1, 2026	(3)	0.875% - 1.500%	0.000% - 0.500%	1.125% and 0.125%
2021 Credit Facility	(4)	2,038.4	July 1, 2028	(3)	0.875% - 1.500%	0.000% - 0.500%	1.125% and 0.125%
2021 Term Loan	(4)	1,000.0	January 31, 2027		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2021 EUR Three Year Delayed Draw Term Loan	(5)	890.2	May 28, 2024		0.875% - 1.625%	0.000% - 0.625%	1.125% and 0.125%
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
India Term Loan—On February 17, 2023, we borrowed 10.0 billion INR (approximately $120.7 million at the date of borrowing) under an unsecured term loan in India with a maturity date that is one year from the date of the first draw thereunder (the “India Term Loan”). In January 2024, we amended the India Term Loan to extend the maturity date to December 31, 2024.
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
During the three months ended March 31, 2024, there were no repurchases under either of the Buyback Programs.
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
Sales of Equity Securities—We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan and upon exercise of stock options granted under our equity incentive plan. During the three months ended March 31, 2024, we received an aggregate of $13.9 million in proceeds upon exercises of stock options.

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
Distributions—As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of net operating losses (“NOLs”). We have distributed an aggregate of approximately $18.3 billion to our common stockholders, including the dividend paid in April 2024, primarily classified as ordinary income that may be treated as qualified REIT dividends under Section 199A of the Code for taxable years beginning before 2026.
During the three months ended March 31, 2024, we paid $1.70 per share, or $792.7 million, to our common stockholders of record. In addition, we declared a distribution of $1.62 per share, or $756.5 million, paid on April 26, 2024 to our common stockholders of record at the close of business on April 12, 2024.
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
We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of March 31, 2024, the amount accrued for distributions payable related to unvested restricted stock units was $15.4 million. During the three months ended March 31, 2024, we paid $9.4 million of distributions upon the vesting of restricted stock units.
Factors Affecting Sources of Liquidity
As discussed in the “Liquidity and Capital Resources” section of the 2023 Form 10-K, our liquidity depends on our ability to generate cash flow from operating activities, borrow funds under our credit facilities and maintain compliance with the contractual agreements governing our indebtedness. We believe that the debt agreements discussed below represent our material debt agreements that contain covenants, our compliance with which would be material to an investor’s understanding of our financial results and the impact of those results on our liquidity.
Restrictions Under Loan Agreements Relating to Our Credit Facilities—Each Bank Loan Agreement contains certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The Bank Loan Agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. As of March 31, 2024, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended March 31, 2024 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~ 4.6	~ 0.8
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ 19.4	~ 6.5
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
Restrictions Under Agreements Relating to the 2015 Securitization and the Trust Securitizations—The indenture and related supplemental indenture governing the American Tower Secured Revenue Notes, Series 2015-2, Class A (the “Series 2015-2 Notes”) issued by GTP Acquisition Partners I, LLC (“GTP Acquisition Partners”) in a private securitization transaction in May 2015 (the “2015 Securitization”) and the loan agreement related to the securitization transactions completed in March 2018 (the “2018 Securitization”) and March 2023 (the “2023 Securitization” and, together with the 2018 Securitization, the “Trust Securitizations”) (collectively, the “Securitization Loan Agreements”) include certain financial ratios and operating covenants and other restrictions customary for transactions subject to rated securitizations. Among other things, GTP Acquisition Partners and American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (together, the “AMT Asset Subs”) are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets, subject to customary carve-outs for ordinary course trade payables and permitted encumbrances (as defined in the applicable agreements).
Under the Securitization Loan Agreements, amounts due will be paid from the cash flows generated by the assets securing the Series 2015-2 Notes or the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”), the Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”), the Secured Tower Revenue Securities 2023-1, Subclass A (the “Series 2023-1A Securities”), the Secured Tower Revenue Securities, Series 2023-1, Subclass R (the “Series 2023-1R Securities” and, together with the Series 2023-1A Securities, the “2023 Securities”) issued in the Trust Securitizations (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after paying all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of these assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to us for use. As of March 31, 2024, $81.3 million held in such reserve accounts was classified as restricted cash.
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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During the Three Months Ended March 31, 2024	DSCR as of March 31, 2024	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$84.0	19.09x	$327.4	$330.2
Trust Securitizations	AMT Asset Subs	Secured Tower Revenue Securities, Series 2023-1, Subclass A, Secured Tower Revenue Securities, Series 2023-1, Subclass R, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (2)	(3)(5)	$140.0	7.38x	$547.9	$561.4
_____________
(1)Based on the net cash flow of the applicable issuer or borrower as of March 31, 2024 and the expenses payable over the next 12 months on the Series 2015-2 Notes or the Loan, as applicable.
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

A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners or the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, and to meet REIT distribution requirements. During an “amortization period,” all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to pay the principal of the Series 2015-2 Notes or the Loan, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to the Series 2015-2 Notes or subclass of the Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. With respect to the Series 2015-2 Notes, upon the occurrence of, and during, an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of the Series 2015-2 Notes, declare the Series 2015-2 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of those notes. Furthermore, if GTP Acquisition Partners or the AMT Asset Subs were to default on the Series 2015-2 Notes or the Loan, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,340 communications sites that secure the Series 2015-2 Notes or the 5,029 broadcast and wireless communications towers and related assets that secure the Loan, respectively, in which case we could lose those sites and their associated revenue.
As discussed above, we use our available liquidity and seek new sources of liquidity to fund capital expenditures, future growth and expansion initiatives, satisfy our distribution requirements and repay or repurchase our debt. If we determine that it is desirable or necessary to raise additional capital, we may be unable to do so, or such additional financing may be prohibitively expensive or restricted by the terms of our outstanding indebtedness. Additionally, as further discussed under the caption “Risk Factors” in Item 1A of the 2023 Form 10-K, market volatility and disruption caused by inflation, rising interest rates and supply chain disruptions may impact our ability to raise additional capital through debt financing activities or our ability to repay or refinance maturing liabilities, or impact the terms of any new obligations. If we are unable to raise capital when our needs arise, we may not be able to fund capital expenditures, future growth and expansion initiatives, satisfy our REIT distribution requirements and debt service obligations, or refinance our existing indebtedness.
In addition, our liquidity depends on our ability to generate cash flow from operating activities. As set forth under the caption “Risk Factors” in Item 1A of the 2023 Form 10-K, we derive a substantial portion of our revenues from a small number of customers and, consequently, a failure by a significant customer to perform its contractual obligations to us could adversely affect our cash flow and liquidity.
For more information regarding the terms of our outstanding indebtedness, please see note 8 to our consolidated financial statements included in the 2023 Form 10-K.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated and condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to impairment of long-lived assets, revenue recognition, rent expense, income taxes and accounting for business combinations and acquisitions of assets, as further discussed in the 2023 Form 10-K. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended March 31, 2024. We have made no material changes to the critical accounting policies described in the 2023 Form 10-K.
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
We will continue to monitor the status of these developments, as it is possible that the estimated future cash flows may differ from current estimates and changes in estimated cash flows from customers in India could have further negative effects on previously recorded tangible and intangible assets, including amounts originally recorded as tenant-related intangible assets, resulting in additional impairments. Events that could negatively affect our India reporting unit’s financial results include increased tenant attrition exceeding our forecast, additional VIL payment shortfalls, carrier tenant bankruptcies and other factors set forth in Item 1A of the 2023 Form 10-K under the caption “Risk Factors.”
The carrying value of tenant-related intangible assets in India was $0.3 billion as of March 31, 2024, which represents 3% of our consolidated balance of $11.9 billion. Additionally, a significant reduction in customer related cash flows in India could also impact our tower portfolio and network location intangible assets. The carrying values of our tower portfolio and network location intangibles in India were $0.9 billion and $0.2 billion, respectively, as of March 31, 2024, which represent 10% and 8% of our consolidated balances of $9.2 billion and $3.1 billion, respectively. The carrying value of goodwill in India was $0.6 billion as of March 31, 2024, which represents 4% of our consolidated balance of $12.6 billion.
During the three months ended March 31, 2024, no potential goodwill impairment was identified as the fair value of each of our reporting units was in excess of its carrying amount.

Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of March 31, 2024 consisted of $1.0 billion under the 2021 Multicurrency Credit Facility, $2.0 billion under the 2021 Credit Facility, $1.0 billion under the 2021 Term Loan, $890.2 million under the 2021 EUR Three Year Delayed Draw Term Loan, and $6.8 million under the Nigeria letters of credit. A 10% increase in current interest rates would result in an additional $7.6 million of interest expense for the three months ended March 31, 2024.
Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency exchange rate fluctuations. For the three months ended March 31, 2024, 43% of our revenues and 50% of our total operating expenses were denominated in foreign currencies.
As of March 31, 2024, we have incurred intercompany debt that is not considered to be permanently reinvested and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $100.8 million of unrealized losses that would be included in Other income (expense) in our consolidated statements of operations for the three months ended March 31, 2024. As of March 31, 2024, we have 7.8 billion EUR (approximately $8.4 billion) denominated debt outstanding. An adverse change of 10% in the underlying exchange rates of our outstanding EUR debt would result in $0.9 billion of foreign currency losses that would be included in Other expense in our consolidated statements of operations for the three months ended March 31, 2024.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of March 31, 2024 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS
There were no material changes to the risk factors disclosed in Item 1A of the 2023 Form 10-K.

ITEM 5.	OTHER INFORMATION
(c) Insider Trading Arrangements and Policies
Rule 10b5-1 Plan

Steven O. Vondran, our President and Chief Executive Officer, entered into a pre-arranged stock trading plan on March 6, 2024. Mr. Vondran’s plan provides for the potential exercise of vested stock options and the associated sale of up to 21,537 shares of our common stock between June 5, 2024 and March 10, 2025.

Such trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1 under the Exchange Act and our policies regarding transactions in our securities. Generally, such trading plan pre-establishes the amounts, prices and dates of future purchases or sales of our stock, including shares issued upon the exercise or vesting of equity awards. Under such trading plan, the individual officer relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under such plan may occur at any time, including possibly before, simultaneously with, or immediately after, significant Company events.

ITEM 6.	EXHIBITS

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.1

3.2	Certificate of Merger, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.2

3.3	Amended and Restated By-Laws of the Company, effective as of December 13, 2023	8-K	001-14195	December 14, 2023	3.1

4.1	Supplemental Indenture No. 5, dated as of March 7, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as trustee, for the 5.200% Senior Notes due 2029 and the 5.450% Senior Notes due 2034	8-K	001-14195	March 7, 2024	4.1

10.1	American Tower Corporation Severance Plan, as Amended and Restated, as of January 1, 2024	10-K	001-14195	February 27, 2024	10.28

10.2	American Tower Corporation Severance Plan, Program for Executive Vice Presidents and Chief Executive Officer, as of January 1, 2024	10-K	001-14195	February 27, 2024	10.29

10.3	Letter Agreement, dated as of February 5, 2024, by and between the Company and Steven O. Vondran	10-K	001-14195	February 27, 2024	10.31

10.4	Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (U.S. Employee) (For grants made beginning February 28, 2024) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended.	8-K	001-14195	March 14, 2024	10.1

10.5	Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (Non-U.S. Employee) (For grants made beginning February 28, 2024) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended.	8-K	001-14195	March 14, 2024	10.2

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1	—	—	—

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2	—	—	—

32	Certifications filed pursuant to 18. U.S.C. Section 1350	Filed herewith as Exhibit 32	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document		—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition	Filed herewith as Exhibit 101

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	—

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: April 30, 2024	By:	/S/ RODNEY M. SMITH
Rodney M. Smith Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)