Form 10-Q
period 2024-06-30
AMERICAN TOWER CORP /MA/
filed 2024-07-30
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2024.
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
Telephone Number (617) 375-7500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value	AMT	New York Stock Exchange
1.375% Senior Notes due 2025	AMT 25A	New York Stock Exchange
1.950% Senior Notes due 2026	AMT 26B	New York Stock Exchange
0.450% Senior Notes due 2027	AMT 27C	New York Stock Exchange
0.400% Senior Notes due 2027	AMT 27D	New York Stock Exchange
4.125% Senior Notes due 2027	AMT 27F	New York Stock Exchange
0.500% Senior Notes due 2028	AMT 28A	New York Stock Exchange
0.875% Senior Notes due 2029	AMT 29B	New York Stock Exchange
0.950% Senior Notes due 2030	AMT 30C	New York Stock Exchange
3.900% Senior Notes due 2030	AMT 30D	New York Stock Exchange
4.625% Senior Notes due 2031	AMT 31B	New York Stock Exchange
1.000% Senior Notes due 2032	AMT 32	New York Stock Exchange
1.250% Senior Notes due 2033	AMT 33	New York Stock Exchange
4.100% Senior Notes due 2034	AMT 34A	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of July 23, 2024, there were 467,081,657 shares of common stock outstanding.

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,492.1	$1,973.3
Restricted cash	126.5	120.1
Accounts receivable, net	712.3	669.7
Prepaid and other current assets	783.2	946.9
Total current assets	4,114.1	3,710.0
PROPERTY AND EQUIPMENT, net	19,927.7	19,788.8
GOODWILL	12,483.1	12,639.0
OTHER INTANGIBLE ASSETS, net	15,759.1	16,520.7
DEFERRED TAX ASSET	139.2	179.1
DEFERRED RENT ASSET	3,649.5	3,521.8
RIGHT-OF-USE ASSET	9,012.1	8,878.8
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	753.0	789.4
TOTAL	$65,837.8	$66,027.6
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$206.0	$258.7
Accrued expenses	1,166.2	1,280.6
Distributions payable	778.1	906.2
Accrued interest	314.1	387.0
Current portion of operating lease liability	703.4	794.6
Current portion of long-term obligations	3,329.2	3,187.5
Unearned revenue	391.7	434.7
Total current liabilities	6,888.7	7,249.3
LONG-TERM OBLIGATIONS	35,639.2	35,734.0
OPERATING LEASE LIABILITY	7,717.7	7,438.7
ASSET RETIREMENT OBLIGATIONS	2,562.3	2,158.2
DEFERRED TAX LIABILITY	1,399.3	1,361.4
OTHER NON-CURRENT LIABILITIES	1,207.1	1,220.6
Total liabilities	55,414.3	55,162.2
COMMITMENTS AND CONTINGENCIES
EQUITY (shares in thousands):
Common stock: $0.01 par value; 1,000,000 shares authorized; 478,081 and 477,300 shares issued; and 467,077 and 466,296 shares outstanding, respectively	4.8	4.8
Additional paid-in capital	14,955.0	14,872.9
Distributions in excess of earnings	(3,340.8)	(3,638.8)
Accumulated other comprehensive loss	(6,461.8)	(5,739.5)
Treasury stock (11,004 shares at cost)	(1,301.2)	(1,301.2)
Total American Tower Corporation equity	3,856.0	4,198.2
Noncontrolling interests	6,567.5	6,667.2
Total equity	10,423.5	10,865.4
TOTAL	$65,837.8	$66,027.6
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES:
Property	$2,852.9	$2,728.6	$5,656.8	$5,443.1
Services	47.4	43.1	77.6	95.8
Total operating revenues	2,900.3	2,771.7	5,734.4	5,538.9
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property	799.9	810.1	1,574.3	1,597.1
Services	22.0	17.2	35.9	36.3
Depreciation, amortization and accretion	561.7	764.6	1,111.1	1,558.7
Selling, general, administrative and development expense	234.3	244.4	491.3	508.3
Other operating (income) expense	(1.9)	61.7	0.9	189.2
Total operating expenses	1,616.0	1,898.0	3,213.5	3,889.6
OPERATING INCOME	1,284.3	873.7	2,520.9	1,649.3
OTHER INCOME (EXPENSE):
Interest income	43.7	30.6	91.7	61.4
Interest expense	(365.4)	(348.1)	(732.1)	(688.3)
Loss on retirement of long-term obligations	—	(0.3)	—	(0.3)
Other income (expense) (including foreign currency (losses) gains of $(21.7), $(107.6), $105.9 and $(191.7) respectively)	65.8	(81.2)	178.8	(179.0)
Total other expense	(255.9)	(399.0)	(461.6)	(806.2)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,028.4	474.7	2,059.3	843.1
Income tax provision	(120.0)	(13.2)	(229.2)	(66.6)
NET INCOME	908.4	461.5	1,830.1	776.5
Net (income) loss attributable to noncontrolling interests	(8.1)	14.2	(12.4)	35.0
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$900.3	$475.7	$1,817.7	$811.5
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$1.93	$1.02	$3.89	$1.74
Diluted net income attributable to American Tower Corporation common stockholders	$1.92	$1.02	$3.89	$1.74
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	467,038	466,087	466,778	465,915
DILUTED	467,781	466,979	467,793	466,939
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$908.4	$461.5	$1,830.1	$776.5
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax (benefit) expense of $(0.1), $0.2, $(0.3), and $0.2, respectively	(410.8)	(13.6)	(842.0)	218.5
Other comprehensive (loss) income	(410.8)	(13.6)	(842.0)	218.5
Comprehensive income	497.6	447.9	988.1	995.0
Comprehensive loss (income) attributable to noncontrolling interests	18.9	(6.7)	107.3	(25.8)
Comprehensive income attributable to American Tower Corporation stockholders	$516.5	$441.2	$1,095.4	$969.2
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,830.1	$776.5
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, amortization and accretion	1,111.1	1,558.7
Stock-based compensation expense	111.2	114.9
Loss on early retirement of long-term obligations	—	0.3
Other non-cash items reflected in statements of operations	(34.5)	366.0
Increase in net deferred rent balances	(152.7)	(232.8)
Right-of-use asset and Operating lease liability, net	31.3	(62.7)
Changes in unearned revenue	(32.3)	46.5
Increase in assets	(119.2)	(238.1)
Decrease in liabilities	(122.9)	(49.4)
Cash provided by operating activities	2,622.1	2,279.9
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(721.9)	(882.8)
Payments for acquisitions, net of cash acquired	(55.0)	(91.2)
Proceeds from sale of short-term investments and other non-current assets	251.5	6.9
Deposits and other	0.1	250.6
Cash used for investing activities	(525.3)	(716.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	8.7	146.2
Borrowings under credit facilities	5,097.9	4,780.0
Proceeds from issuance of senior notes, net	2,374.1	4,182.3
Proceeds from issuance of securities in securitization transaction	—	1,300.0
Repayments of notes payable, credit facilities, senior notes, secured debt, term loans and finance leases	(7,189.7)	(10,409.6)
Distributions to noncontrolling interest holders	(189.2)	(22.7)
Contributions from noncontrolling interest holders	102.5	1.9
Proceeds from stock options and employee stock purchase plan	23.7	10.3
Distributions paid on common stock	(1,559.2)	(1,461.3)
Deferred financing costs and other financing activities	(86.9)	(100.9)
Cash used for financing activities	(1,418.1)	(1,573.8)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(153.5)	19.1
NET INCREASE IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	525.2	8.7
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	2,093.4	2,140.7
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$2,618.6	$2,149.4
CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $9.2 AND $21.9, RESPECTIVELY)	$179.2	$131.1
CASH PAID FOR INTEREST	$803.1	$681.4
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment under finance leases and perpetual easements	$8.3	$16.2
Decrease in accounts payable and accrued expenses for purchases of property and equipment and construction activities	$(56.4)	$(65.1)
Distributions to noncontrolling interest holders	$(49.9)	$—
Contributions from noncontrolling interest holders	$49.9	$—
Contribution to equity method investment	$14.6	$—
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Three Months Ended June 30, 2023 and 2024	Issued Shares	Amount	Shares	Amount
BALANCE, APRIL 1, 2023	477,042	$4.8	(11,004)	$(1,301.2)	$14,725.6	$(5,526.1)	$(2,496.5)	$6,843.7	$12,250.3
Stock-based compensation related activity	44	0.0	—	—	45.4	—	—	—	45.4
Issuance of common stock-stock purchase plan	52	0.0	—	—	8.2	—	—	—	8.2
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(34.5)	—	20.9	(13.6)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	10.5	10.5
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(20.1)	(20.1)
Common stock distributions declared	—	—	—	—	—	—	(735.0)	—	(735.0)
Net income (loss)	—	—	—	—	—	—	475.7	(14.2)	461.5
BALANCE, JUNE 30, 2023	477,138	$4.8	(11,004)	$(1,301.2)	$14,779.2	$(5,560.6)	$(2,755.8)	$6,840.8	$12,007.2

BALANCE, APRIL 1, 2024	477,968	$4.8	(11,004)	$(1,301.2)	$14,903.4	$(6,078.0)	$(3,481.2)	$6,613.9	$10,661.7
Stock-based compensation related activity	61	0.0	—	—	42.9	—	—	—	42.9
Issuance of common stock-stock purchase plan	52	0.0	—	—	8.7	—	—	—	8.7
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(383.8)	—	(27.0)	(410.8)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	13.5	13.5
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(41.0)	(41.0)
Common stock distributions declared	—	—	—	—	—	—	(759.9)	—	(759.9)
Net income	—	—	—	—	—	—	900.3	8.1	908.4
BALANCE, JUNE 30, 2024	478,081	$4.8	(11,004)	$(1,301.2)	$14,955.0	$(6,461.8)	$(3,340.8)	$6,567.5	$10,423.5

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Six Months Ended June 30, 2023 and 2024	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2023	476,623	$4.8	(11,004)	$(1,301.2)	$14,689.0	$(5,718.3)	$(2,101.9)	$6,836.1	$12,408.5
Stock-based compensation related activity	463	0.0	—	—	82.0	—	—	—	82.0
Issuance of common stock- stock purchase plan	52	0.0	—	—	8.2	—	—	—	8.2
Foreign currency translation adjustment, net of tax	—	—	—	—	—	157.7	—	60.8	218.5
Contributions from noncontrolling interest	—	—	—	—	—	—	—	10.5	10.5
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(31.6)	(31.6)
Common stock distributions declared	—	—	—	—	—	—	(1,465.4)	—	(1,465.4)
Net income (loss)	—	—	—	—	—	—	811.5	(35.0)	776.5
BALANCE, JUNE 30, 2023	477,138	$4.8	(11,004)	$(1,301.2)	$14,779.2	$(5,560.6)	$(2,755.8)	$6,840.8	$12,007.2

BALANCE, JANUARY 1, 2024	477,300	$4.8	(11,004)	$(1,301.2)	$14,872.9	$(5,739.5)	$(3,638.8)	$6,667.2	$10,865.4
Stock-based compensation related activity	729	0.0	—	—	73.4	—	—	—	73.4
Issuance of common stock- stock purchase plan	52	0.0	—	—	8.7	—	—	—	8.7
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(722.3)	—	(119.7)	(842.0)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	152.4	152.4
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(144.8)	(144.8)
Common stock distributions declared	—	—	—	—	—	—	(1,519.7)	—	(1,519.7)
Net income	—	—	—	—	—	—	1,817.7	12.4	1,830.1
BALANCE, JUNE 30, 2024	478,081	$4.8	(11,004)	$(1,301.2)	$14,955.0	$(6,461.8)	$(3,340.8)	$6,567.5	$10,423.5

See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated and condensed consolidated financial statements have been prepared by American Tower Corporation (together with its subsidiaries, “ATC” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The consolidated and condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the entire year.
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
As of June 30, 2024, the Company holds (i) a 52% controlling interest in subsidiaries whose holdings consist of the Company’s operations in France, Germany and Spain (such subsidiaries collectively, “ATC Europe”) (Allianz and CDPQ (each as defined in note 11) hold the noncontrolling interests), (ii) a 51% controlling interest in a joint venture whose holdings consist of the Company’s operations in Bangladesh (Confidence Tower Holdings Ltd. (“Confidence Group”) holds the noncontrolling interest) and (iii) a controlling common equity interest of approximately 72% in the Company’s U.S. data center business (Stonepeak (as defined and further discussed in note 11) holds approximately 28% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity). As of June 30, 2024, ATC Europe holds an 87% and an 83% controlling interest in subsidiaries that consist of the Company’s operations in Germany and Spain, respectively (PGGM holds the noncontrolling interests). See note 11 for a discussion of changes to the Company’s noncontrolling interests during the six months ended June 30, 2024 and 2023.
Pending ATC TIPL Transaction—On January 4, 2024, the Company, through its subsidiaries, ATC Asia Pacific Pte. Ltd. and ATC Telecom Infrastructure Private Limited (“ATC TIPL”), entered into an agreement with Data Infrastructure Trust (“DIT”), an infrastructure investment trust sponsored by an affiliate of Brookfield Asset Management, pursuant to which DIT will acquire a 100% ownership interest in ATC TIPL (the “Pending ATC TIPL Transaction”). Subject to certain pre-closing terms, total aggregate consideration would potentially represent up to approximately 210 billion Indian Rupees (“INR”) (approximately $2.5 billion), including the value of the VIL OCDs and the VIL Shares (each as defined and further discussed in note 7), payments on certain existing customer receivables, the repayment of existing intercompany debt and the repayment, or assumption, of the Company’s existing term loan in India, by DIT. During the six months ended June 30, 2024, the Company sold the VIL Shares and the remaining VIL OCDs (each as discussed in note 7) and ATC TIPL distributed approximately 27.2 billion INR (approximately $325.9 million) to the Company. ATC TIPL expects to make a final distribution of approximately 2.4 billion INR (approximately $28.5 million), which includes the satisfaction of the economic benefit associated with the rights to payments on certain existing customer receivables. Each such distribution will be deducted from the total aggregate consideration to be received by the Company at closing. The Pending ATC TIPL Transaction is expected to close in the second half of 2024, subject to customary closing conditions, including government and regulatory approval.
Reportable Segments—The Company reports its results in seven segments – U.S. & Canada property, Asia-Pacific property, Africa property, Europe property, Latin America property, Data Centers and Services, which are discussed further in note 14.
Significant Accounting Policies—The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements included in the 2023 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2024, other than those noted below.
Property and Equipment—The Company finalized its review of the estimated useful lives of its tower assets during the six months ended June 30, 2024. The Company now has over 20 years of operating history, and determined that it should modify its current estimates for asset lives based on its historical operating experience. The Company retained an independent consultant to assist the Company in completing this review and analysis. The Company previously depreciated its towers on a straight-line basis over the shorter of the term of the underlying ground lease (including

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
renewal options) taking into account residual value or the estimated useful life of the tower, which the Company had historically estimated to be 20 years. The Company determined that the estimated useful life of its tower assets is 30 years, before taking into account residual value. Additionally, certain of the Company’s intangible assets are amortized on a similar basis to its tower assets, as the estimated useful lives of such intangible assets correlate to the useful life of the towers. The Company accounted for the changes in the useful lives as a change in accounting estimate under ASC 250 Accounting Changes and Error Corrections, which were recorded prospectively beginning on January 1, 2024. On January 1, 2024, the Company began depreciating its towers and related intangible assets on a straight-line basis over the remaining estimated useful life of the tower, taking into account the extended useful life and residual value. The extension of the asset lives (i) resulted in an approximately $515 million increase in the right of use asset, as additional renewal options may be included, with an offsetting adjustment made to increase the related operating lease liability and (ii) is expected to result in an estimated $730 million decrease in depreciation and amortization expense for the year ended December 31, 2024.
Asset Retirement Obligations—The Company finalized its review of the estimated settlement dates for its asset retirement obligations during the six months ended June 30, 2024. The Company now has over 20 years of operating history, and determined that it should modify its current estimated settlement dates based on its historical operating experience, management’s intent with respect to the assets, and the assets’ estimated useful lives. Based on its review and analysis, the Company concluded that a revision in the estimated settlement dates for its asset retirement obligations was appropriate. The Company accounted for the change in estimated settlement dates as a change in accounting estimate under ASC 250 Accounting Changes and Error Corrections, which was recorded prospectively beginning on January 1, 2024. The extension in the estimated settlement dates (i) resulted in a $470 million increase in the asset retirement obligation liability, with an offsetting adjustment made to the related long-lived tangible asset and an $875 million increase in the estimated undiscounted future cash outlay for asset retirement obligations, and (ii) is expected to result in an estimated $75 million decrease in accretion expense for the year ended December 31, 2024.
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
Cash and Cash Equivalents and Restricted Cash—The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statements of cash flows is as follows:

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents	$2,492.1	$2,015.7
Restricted cash	126.5	133.7
Total cash, cash equivalents and restricted cash	$2,618.6	$2,149.4
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Non-lease property revenue—Non-lease property revenue consists primarily of revenue generated from DAS networks, fiber and other property related revenue. DAS networks and fiber arrangements generally require that the Company provide the tenant the right to use available capacity on the applicable communications infrastructure. Performance obligations are satisfied over time for the duration of the arrangements. Non-lease property revenue also includes revenue generated from interconnection offerings in the Company’s data center facilities. Interconnection offerings are generally contracted on a month-to-month basis and are cancellable by the Company or the data center customer at any time. Performance obligations are satisfied over time for the duration of the arrangements. Other property related revenue streams, which include site inspections, are not material on either an individual or consolidated basis. There were no material changes in the receivables, contract assets and contract liabilities from contracts with customers for the three and six months ended June 30, 2024.
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
A summary of revenue disaggregated by source and geography is as follows:

Three Months Ended June 30, 2024	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$77.2	$2.2	$6.2	$5.2	$27.6	$32.8	$151.2
Services revenue	47.4	—	—	—	—	—	47.4
Total non-lease revenue	$124.6	$2.2	$6.2	$5.2	$27.6	$32.8	$198.6
Property lease revenue	1,238.2	358.7	287.7	198.0	421.1	198.0	2,701.7
Total revenue	$1,362.8	$360.9	$293.9	$203.2	$448.7	$230.8	$2,900.3

Three Months Ended June 30, 2023	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$83.9	$2.4	$5.9	$4.1	$28.5	$28.3	$153.1
Services revenue	43.1	—	—	—	—	—	43.1
Total non-lease revenue	$127.0	$2.4	$5.9	$4.1	$28.5	$28.3	$196.2
Property lease revenue	1,219.3	259.3	315.3	194.1	410.9	176.6	2,575.5
Total revenue	$1,346.3	$261.7	$321.2	$198.2	$439.4	$204.9	$2,771.7

Six Months Ended June 30, 2024	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$150.1	$4.4	$12.3	$8.7	$56.3	$64.4	$296.2
Services revenue	77.6	—	—	—	—	—	77.6
Total non-lease revenue	$227.7	$4.4	$12.3	$8.7	$56.3	$64.4	$373.8
Property lease revenue	2,476.0	683.1	573.6	399.0	837.9	391.0	5,360.6
Total revenue	$2,703.7	$687.5	$585.9	$407.7	$894.2	$455.4	$5,734.4

Six Months Ended June 30, 2023	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$154.9	$4.7	$12.6	$7.5	$69.8	$56.6	$306.1
Services revenue	95.8	—	—	—	—	—	95.8
Total non-lease revenue	$250.7	$4.7	$12.6	$7.5	$69.8	$56.6	$401.9
Property lease revenue	2,435.9	508.1	625.6	382.4	833.7	351.3	5,137.0
Total revenue	$2,686.6	$512.8	$638.2	$389.9	$903.5	$407.9	$5,538.9

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Property revenue for the three months ended June 30, 2024 and 2023 includes straight-line revenue of $73.7 million and $120.8 million, respectively. Property revenue for the six months ended June 30, 2024 and 2023 includes straight-line revenue of $152.7 million and $232.8 million, respectively.
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
During the three and six months ended June 30, 2023, the Company deferred recognition of revenue of approximately $31.7 million and $64.7 million, respectively, related to a customer in India. During the three and six months ended June 30, 2024, the Company recognized approximately $66.7 million and $95.7 million, respectively, of this previously deferred revenue. As of June 30, 2024, the Company has fully recognized this previously deferred revenue related to a customer in India.
Stonepeak Development Partnership— During the three months ended June 30, 2024, the Company entered into an agreement with Stonepeak (as defined in note 11) to form a joint venture to construct a new data center in Denver, CO (the “Stonepeak Development Partnership”). At formation, the Company contributed assets with a value of $14.6 million to the Stonepeak Development Partnership and acquired a minority ownership interest (Stonepeak holds the controlling interests). The Company accounts for the Stonepeak Development Partnership as an equity method investment. Under this method, investments are recorded at cost, and are adjusted for the Company’s share of the entities’ income or loss and for distributions and contributions. The investment is recorded in Other non-current assets in the consolidated balance sheets.
Accounting Standards Updates—In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	As of
	June 30, 2024	December 31, 2023
Prepaid assets	$111.4	$93.4
Prepaid income tax	151.2	102.9
Unbilled receivables	362.7	323.2
Value added tax and other consumption tax receivables	41.9	79.8
Other miscellaneous current assets (1)	116.0	347.6
Prepaid and other current assets	$783.2	$946.9
_______________
(1)As of December 31, 2023, includes the VIL OCDs (as defined and further discussed in note 7).
3.    LEASES
The Company determines if an arrangement is a lease at the inception of the agreement. The Company considers an arrangement to be a lease if it conveys the right to control the use of the communications infrastructure or ground space underneath communications infrastructure for a period of time in exchange for consideration. The Company is both a lessor and a lessee.
During the six months ended June 30, 2024, the Company made no changes to the methods described in note 4 to its consolidated financial statements included in the 2023 Form 10-K. As of June 30, 2024, the Company does not have any material related party leases as either a lessor or a lessee. To the extent there are any intercompany leases, these are eliminated in consolidation.
If incentives are present in the Company’s leases, they are evaluated to determine proper treatment and, to the extent present, are recorded in Other current assets and Other non-current assets in the consolidated balance sheets and amortized on a straight line basis over the corresponding lease term as a non-cash reduction to revenue. As of June 30, 2024, the remaining weighted average amortization period of the Company’s lease incentives was 10 years. As of June 30, 2024, Other current assets and Other non-current assets include $35.8 million and $333.0 million, respectively, for lease incentives.

Lessor— Historically, the Company has been able to successfully renew its applicable leases as needed to ensure continuation of its revenue. Accordingly, the Company assumes that it will have access to the communications infrastructure or ground space underlying its sites when calculating future minimum rental receipts through the end of the respective terms. Future minimum rental receipts expected under non-cancellable operating lease agreements as of June 30, 2024 were as follows:

Fiscal Year	Amount (1) (2)
Remainder of 2024	$4,158.7
2025	7,845.4
2026	7,341.0
2027	7,112.4
2028	5,793.3
Thereafter	24,931.3
Total	$57,182.1
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
(2)Balances represent contractual amounts owed with no adjustments made for expected collectibility.
Lessee—The Company assesses its right-of-use asset and other lease-related assets for impairment, as described in note 1 to the Company’s consolidated financial statements included in the 2023 Form 10-K. There were no material impairments recorded related to these assets during the three and six months ended June 30, 2024 and 2023.
The Company leases certain land, buildings, equipment and office space under operating leases and land and improvements, towers, equipment and vehicles under finance leases. As of June 30, 2024, operating lease assets were

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
included in Right-of-use asset and finance lease assets were included in Property and equipment, net in the consolidated balance sheet. During the six months ended June 30, 2024, there were no material changes in the terms and provisions of the Company’s operating leases in which the Company is a lessee, other than those related to the change in estimated useful lives as described in note 1. As a result of the change in estimated useful lives of its assets, the Company reviewed its lease portfolio to determine whether additional renewal options were likely to be exercised. The Company concluded that these incremental renewals were lease modifications and has accounted for them accordingly. The extension of the asset lives resulted in an approximately $515 million increase in the right of use asset, as additional renewal options may be included, with an offsetting adjustment made to increase the related operating lease liability. There were no material changes in finance lease assets and liabilities during the six months ended June 30, 2024.
Information about other lease-related balances is as follows:

	As of
	June 30, 2024	December 31, 2023
Operating leases:
Right-of-use asset	$9,012.1	$8,878.8

Current portion of lease liability	$703.4	$794.6
Lease liability	7,717.7	7,438.7
Total operating lease liability	$8,421.1	$8,233.3
The weighted-average remaining lease terms and incremental borrowing rates are as follows:

	As of
	June 30, 2024	December 31, 2023
Operating leases:
Weighted-average remaining lease term (years) (1)	13.4	11.6
Weighted-average incremental borrowing rate	6.7%	5.8%
______________
(1)As of June 30, 2024, reflects the change in estimated useful lives as described in note 1.
The following table sets forth the components of lease cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$327.0	$313.9	$653.4	$620.6
Variable lease costs not included in lease liability (1)	93.7	114.5	182.9	223.6
______________
(1)Primarily includes property tax paid on behalf of the landlord.
Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(673.4)	$(641.5)

Non-cash items:
New operating leases (1)	$78.8	$113.9
Operating lease modifications and reassessments (2)	$713.8	$191.3
______________
(1)Amount includes new operating leases and leases acquired in connection with acquisitions.
(2)For the six months ended June 30, 2024, reflects the change in estimated useful lives as described in note 1.

As of June 30, 2024, the Company does not have material operating or financing leases that have not yet commenced.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Maturities of operating lease liabilities as of June 30, 2024 were as follows:

Fiscal Year	Operating Lease (1)
Remainder of 2024	$592.6
2025	1,114.8
2026	1,062.0
2027	1,005.2
2028	945.4
Thereafter	8,306.9
Total lease payments	13,026.9
Less amounts representing interest	(4,605.8)
Total lease liability	8,421.1
Less current portion of lease liability	703.4
Non-current lease liability	$7,717.7
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
4.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying value of goodwill for each of the Company’s business segments were as follows:

	Property						Services	Total
	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers
Balance as of January 1, 2024	$4,638.6	$562.7	$497.7	$3,051.9	$966.1	$2,920.0	$2.0	$12,639.0
Effect of foreign currency translation	(1.6)	(1.7)	14.7	(89.9)	(77.4)	—	—	(155.9)
Balance as of June 30, 2024	$4,637.0	$561.0	$512.4	$2,962.0	$888.7	$2,920.0	$2.0	$12,483.1

The Company’s other intangible assets subject to amortization consisted of the following:

		As of June 30, 2024			As of December 31, 2023
	Estimated Useful Lives (years) (1)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired network location intangibles (2)	Up to 30	$5,867.6	$(2,803.5)	$3,064.1	$5,981.5	$(2,775.8)	$3,205.7
Acquired tenant-related intangibles	Up to 30	18,564.2	(6,893.8)	11,670.4	18,894.5	(6,698.6)	12,195.9
Acquired licenses and other intangibles	2-30	1,490.8	(466.2)	1,024.6	1,561.1	(442.0)	1,119.1
Total other intangible assets		$25,922.6	$(10,163.5)	$15,759.1	$26,437.1	$(9,916.4)	$16,520.7
_______________
(1)As of June 30, 2024, reflects the change in estimated useful lives as described in note 1.
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
The Company amortizes its acquired intangible assets on a straight-line basis over their estimated useful lives. As of June 30, 2024, the remaining weighted average amortization period of the Company’s intangible assets was 20 years. Amortization of intangible assets for the three and six months ended June 30, 2024 was $237.3 million and $479.8 million, respectively. Amortization of intangible assets for the three and six months ended June 30, 2023 was $358.2 million and $727.7 million, respectively. Based on current exchange rates, the Company expects to record amortization expense as follows over the remainder of the current year and the five subsequent years:

Fiscal Year	Amount (1)
Remainder of 2024	$466.0
2025	913.7
2026	875.6
2027	863.7
2028	852.2
2029	833.2
______________
(1)As of June 30, 2024, reflects the change in estimated useful lives as described in note 1.
5.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of
	June 30, 2024	December 31, 2023
Accrued construction costs	$145.0	$183.8
Accrued income tax payable	28.1	21.0
Accrued pass-through costs	99.4	77.4
Amounts payable for acquisitions	2.0	27.7
Amounts payable to tenants	90.5	103.3
Accrued property and real estate taxes	301.9	295.5
Accrued rent	78.3	75.1
Payroll and related withholdings	107.6	147.4
Other accrued expenses	313.4	349.4
Total accrued expenses	$1,166.2	$1,280.6
6.    LONG-TERM OBLIGATIONS
Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums and debt issuance costs, consisted of the following:

	As of
	June 30, 2024	December 31, 2023	Maturity Date
2021 Multicurrency Credit Facility (1) (2)	$1,170.0	$723.4	July 1, 2026
2021 Term Loan (1)	997.4	997.0	January 31, 2027
2021 Credit Facility (1)	2,113.4	1,603.4	July 1, 2028
2021 EUR Three Year Delayed Draw Term Loan (1) (2) (3)	—	910.7	N/A
0.600% senior notes (4)	—	500.0	N/A
5.00% senior notes (5)	—	1,000.1	N/A
3.375% senior notes (6)	—	649.7	N/A
2.950% senior notes	649.1	648.2	January 15, 2025
2.400% senior notes	749.1	748.5	March 15, 2025
1.375% senior notes (7)	534.6	550.0	April 4, 2025
4.000% senior notes	748.7	748.1	June 1, 2025

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

1.300% senior notes	498.8	498.3	September 15, 2025
4.400% senior notes	499.0	498.7	February 15, 2026
1.600% senior notes	698.0	697.4	April 15, 2026
1.950% senior notes (7)	533.8	549.6	May 22, 2026
1.450% senior notes	596.7	595.9	September 15, 2026
3.375% senior notes	995.6	994.7	October 15, 2026
3.125% senior notes	399.1	398.9	January 15, 2027
2.750% senior notes	747.5	747.0	January 15, 2027
0.450% senior notes (7)	800.5	824.3	January 15, 2027
0.400% senior notes (7)	532.6	548.2	February 15, 2027
3.650% senior notes	645.6	644.8	March 15, 2027
4.125% senior notes (7)	639.6	658.6	May 16, 2027
3.55% senior notes	747.5	747.1	July 15, 2027
3.600% senior notes	696.5	696.0	January 15, 2028
0.500% senior notes (7)	799.0	822.8	January 15, 2028
1.500% senior notes	647.5	647.1	January 31, 2028
5.500% senior notes	694.3	693.6	March 15, 2028
5.250% senior notes	644.5	643.9	July 15, 2028
5.800% senior notes	744.0	743.4	November 15, 2028
5.200% senior notes	643.0	—	February 15, 2029
3.950% senior notes	594.2	593.7	March 15, 2029
0.875% senior notes (7)	799.7	823.7	May 21, 2029
3.800% senior notes	1,639.5	1,638.6	August 15, 2029
2.900% senior notes	744.7	744.2	January 15, 2030
3.900% senior notes (7)	530.6	—	May 16, 2030
2.100% senior notes	743.6	743.1	June 15, 2030
0.950% senior notes (7)	530.2	546.0	October 5, 2030
1.875% senior notes	793.8	793.3	October 15, 2030
2.700% senior notes	695.3	695.0	April 15, 2031
4.625% senior notes (7)	529.3	545.2	May 16, 2031
2.300% senior notes	693.1	692.7	September 15, 2031
1.000% senior notes (7)	690.7	711.5	January 15, 2032
4.050% senior notes	643.3	642.9	March 15, 2032
5.650% senior notes	791.0	790.6	March 15, 2033
1.250% senior notes (7)	529.8	545.8	May 21, 2033
5.550% senior notes	841.0	840.6	July 15, 2033
5.900% senior notes	741.8	741.5	November 15, 2033
5.450% senior notes	640.2	—	February 15, 2034
4.100% senior notes (7)	528.3	—	May 16, 2034
3.700% senior notes	592.5	592.4	October 15, 2049
3.100% senior notes	1,038.7	1,038.6	June 15, 2050
2.950% senior notes	1,023.5	1,023.2	January 15, 2051
Total American Tower Corporation debt	36,520.2	36,472.0

Series 2015-2 notes (8)	524.4	524.1	June 16, 2025
Series 2018-1A securities (9)	497.2	496.8	March 15, 2028
Series 2023-1A securities (10)	1,286.2	1,284.4	March 15, 2028
Other subsidiary debt (11)	119.9	123.6	Various
Total American Tower subsidiary debt	2,427.7	2,428.9
Finance lease obligations	20.5	20.6
Total	38,968.4	38,921.5
Less current portion of long-term obligations	(3,329.2)	(3,187.5)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Long-term obligations	$35,639.2	$35,734.0
_______________
(1)Accrues interest at a variable rate.
(2)As of December 31, 2023 reflects borrowings denominated in Euro (“EUR”) and, for the 2021 Multicurrency Credit Facility (as defined below), reflects borrowings denominated in both EUR and U.S. Dollars (“USD”).
(3)Repaid in full on May 21, 2024 using borrowings under the 2021 Multicurrency Credit Facility.
(4)Repaid in full on January 12, 2024 using borrowings under the 2021 Multicurrency Credit Facility.
(5)Repaid in full on February 14, 2024 using borrowings under the 2021 Multicurrency Credit Facility.
(6)Repaid in full on May 15, 2024 using borrowings under the 2021 Credit Facility.
(7)Notes are denominated in EUR.
(8)Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2050.
(9)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.
(10)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2053.
(11)Includes borrowings under an unsecured term loan in India (the “India Term Loan”), which is denominated in INR. In January 2024, the Company amended the India Term Loan to extend the maturity date to December 31, 2024. As of December 31, 2023, also includes amounts drawn under letters of credit in Nigeria, which are denominated in USD.
Current portion of long-term obligations—The Company’s current portion of long-term obligations primarily includes (i) $650.0 million aggregate principal amount of the Company’s 2.950% senior unsecured notes due January 15, 2025, (ii) $750.0 million aggregate principal amount of the Company’s 2.400% senior unsecured notes due March 15, 2025, (iii) €500.0 million aggregate principal amount of the Company’s 1.375% senior unsecured notes due April 4, 2025, (iv) $750.0 million aggregate principal amount of the Company’s 4.000% senior unsecured notes due June 1, 2025 and (v) $525.0 million aggregate principal amount of the Company’s Secured Tower Revenue Notes, Series 2015-2, Class A due June 16, 2025.
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
Repayment of 3.375% Senior Notes—On May 15, 2024, the Company repaid $650.0 million aggregate principal amount of the Company’s 3.375% senior unsecured notes due 2024 (the “3.375% Notes”) upon their maturity. The 3.375% Notes were repaid using borrowings under the 2021 Credit Facility. Upon completion of the repayment, none of the 3.375% Notes remained outstanding.
Offerings of Senior Notes
5.200% Senior Notes and 5.450% Senior Notes Offering—On March 7, 2024, the Company completed a registered public offering of $650.0 million aggregate principal amount of 5.200% senior unsecured notes due 2029 (the “5.200% Notes”) and $650.0 million aggregate principal amount of 5.450% senior unsecured notes due 2034 (the “5.450% Notes”). The net proceeds from this offering were approximately $1,281.3 million, after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2021 Multicurrency Credit Facility.
3.900% Senior Notes and 4.100% Senior Notes Offering—On May 29, 2024, the Company completed a registered public offering of 500.0 million EUR ($540.1 million at the date of issuance) aggregate principal amount of 3.900% senior unsecured notes due 2030 (the “3.900% Notes”) and 500.0 million EUR ($540.1 million at the date of issuance) aggregate principal amount of 4.100% senior unsecured notes due 2034 (the “4.100% Notes” and, together with the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
5.200% Notes, the 5.450% Notes and the 3.900% Notes, the “Notes”). The net proceeds from this offering were approximately 988.4 million EUR (approximately $1,067.5 million at the date of issuance), after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing EUR indebtedness under the 2021 Multicurrency Credit Facility.
The key terms of the Notes are as follows:

Senior Notes	Aggregate Principal Amount (in millions)	Issue Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
5.200% Notes	$650.0	March 7, 2024	February 15, 2029	5.200%	August 15, 2024	February 15 and August 15	January 15, 2029
5.450% Notes	$650.0	March 7, 2024	February 15, 2034	5.450%	August 15, 2024	February 15 and August 15	November 15, 2033
3.900% Notes (3)	$540.1	May 29, 2024	May 16, 2030	3.900%	May 16, 2025	May 16	February 16, 2030
4.100% Notes (3)	$540.1	May 29, 2024	May 16, 2034	4.100%	May 16, 2025	May 16	February 16, 2034
___________
(1)Accrued and unpaid interest on USD denominated notes is payable in USD semi-annually in arrears and will be computed from the issue date on the basis of a 360-day year comprised of twelve 30-day months. Interest on EUR-denominated notes is payable in EUR annually and will be computed on the basis of the actual number of days in the period for which interest is being calculated and the actual number of days from and including the last date on which interest was paid on the notes, beginning on the issue date.
(2)The Company may redeem the Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes plus a make-whole premium, together with accrued interest to the redemption date. If the Company redeems the Notes on or after the par call date, the Company will not be required to pay a make-whole premium.
(3)The 3.900% Notes and the 4.100% Notes are denominated in EUR; dollar amounts represent the equivalent issuance date aggregate principal amount.

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
Bank Facilities
2021 Multicurrency Credit Facility—During the six months ended June 30, 2024, the Company borrowed an aggregate of $3.6 billion, including 0.9 billion EUR ($1.0 billion as of the borrowing date) and repaid an aggregate of $3.1 billion, including 1.1 billion EUR ($1.2 billion as of the repayment date), of revolving indebtedness under the Company’s $6.0 billion senior unsecured multicurrency revolving credit facility, as amended and restated in December 2021, as further amended (the “2021 Multicurrency Credit Facility”). The Company used the borrowings to repay outstanding indebtedness, including the 0.600% Notes, the 5.00% Notes and the 2021 EUR Three Year Delayed Draw Term Loan (as defined below), and for general corporate purposes. As of June 30, 2024, there are no EUR borrowings outstanding under the 2021 Multicurrency Credit Facility.
2021 Credit Facility—During the six months ended June 30, 2024, the Company borrowed an aggregate of $1.5 billion and repaid an aggregate of $1.0 billion of revolving indebtedness under the Company’s $4.0 billion senior unsecured revolving credit facility, as amended and restated in December 2021, as further amended (the “2021 Credit Facility”). The Company used the borrowings to repay outstanding indebtedness, including the 3.375% Notes, and for general corporate purposes.
Repayment of 2021 EUR Three Year Delayed Draw Term Loan—On May 21, 2024, the Company repaid all amounts outstanding under its 825 million EUR ($895.5 million as of the repayment date) unsecured term loan, as amended in

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
December 2021 (the “2021 EUR Three Year Delayed Draw Term Loan”) using borrowings under the 2021 Multicurrency Credit Facility.
As of June 30, 2024, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the Company’s $1.0 billion unsecured term loan, as amended and restated in December 2021, as further amended (the “2021 Term Loan”) were as follows:

	Outstanding Principal Balance (in millions)	Undrawn letters of credit (in millions)	Maturity Date		Current margin over SOFR or EURIBOR (1)	Current commitment fee (2)
2021 Multicurrency Credit Facility	$1,170.0	$3.5	July 1, 2026	(3)	1.125%	0.110%
2021 Credit Facility	2,113.4	30.4	July 1, 2028	(3)	1.125%	0.110%
2021 Term Loan	1,000.0	N/A	January 31, 2027		1.125%	N/A
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
Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows:

	June 30, 2024			December 31, 2023
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investments in equity securities (1)	$54.2	$5.3	—	$28.2	$5.3	—
VIL OCDs	—	—	—	—	$192.3	—
_______________
(1)Investments in equity securities are recorded in Notes receivable and other non-current assets in the consolidated balance sheet at fair value. Unrealized holding gains and losses for equity securities are recorded in Other income (expense) in the consolidated statements of operations in the current period. During the three and six months ended June 30, 2024 and 2023, the Company recognized unrealized gains (losses) of $40.7 million, $(1.8) million, $26.0 million and $(0.6) million, respectively, for equity securities held as of June 30, 2024.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
VIL Optionally Convertible Debentures—In February 2023, and as amended in August 2023, one of the Company’s customers in India, Vodafone Idea Limited (“VIL”), issued optionally convertible debentures (the “VIL OCDs”) to the Company’s subsidiary, ATC TIPL, in exchange for VIL’s payment of certain amounts towards accounts receivables. The VIL OCDs were (a) to be repaid by VIL with interest or (b) convertible into equity of VIL. If converted and following registration, such equity shall be free to trade in the open market beginning on the one year anniversary of the date of issuance of the VIL OCDs. The VIL OCDs were issued for an aggregate face value of 16.0 billion INR (approximately $193.2 million on the date of issuance). The VIL OCDs were to mature in tranches with 8.0 billion INR (approximately $96.6 million on the date of issuance) maturing on August 27, 2023 and 8.0 billion INR (approximately $96.6 million on the date of issuance) maturing on August 27, 2024. In August 2023, the Company amended the agreements governing the VIL OCDs to, among other items, extend the maturity of the first tranche of the VIL OCDs to August 27, 2024. The fair value of the VIL OCDs at issuance was approximately $116.5 million. The VIL OCDs accrue interest at a rate of 11.2% annually. Interest is payable to ATC TIPL semi-annually, with the first payment received in September 2023.
On March 23, 2024, the Company converted an aggregate face value of 14.4 billion INR (approximately $172.7 million) of VIL OCDs into 1,440 million shares of equity of VIL (the “VIL Shares”).
On April 29, 2024, the Company completed the sale of 1,440 million VIL Shares at a price of 12.78 INR per share. The net proceeds for this transaction were approximately 18.0 billion INR (approximately $216.0 million at the date of settlement) after deducting commissions and fees.
On June 5, 2024, the Company completed the sale of the remaining aggregate face value of 1.6 billion INR (approximately $19.2 million) of the VIL OCDs. The net proceeds for this transaction, excluding accrued interest, were approximately 1.8 billion INR (approximately $22.0 million at the date of settlement) after deducting fees.
During the three months ended June 30, 2024, the Company recognized a gain of $46.4 million on the sales of the VIL Shares and the VIL OCDs. The gains on the sales of the VIL Shares and the VIL OCDs are recorded in Other income (expense) in the consolidated statements of operations in the current period. As of June 30, 2024, none of the VIL Shares or the VIL OCDs remained outstanding.
Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. There were no material long-lived asset impairments during the three and six months ended June 30, 2024 or 2023 and there were no significant unobservable inputs used to determine the fair value of long-lived assets during the three and six months ended June 30, 2024 or 2023.
Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at June 30, 2024 and December 31, 2023 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of June 30, 2024 and December 31, 2023, the carrying value of long-term obligations, including the current portion, was $39.0 billion and $38.9 billion, respectively. As of June 30, 2024, the fair value of long-term obligations, including the current portion, was $36.4 billion, of which $29.7 billion was measured using Level 1 inputs and $6.7 billion was measured using Level 2 inputs. As of December 31, 2023, the fair value of long-term obligations, including the current portion, was $36.7 billion, of which $30.0 billion was measured using Level 1 inputs and $6.7 billion was measured using Level 2 inputs.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The increases in the income tax provision during the three and six months ended June 30, 2024 were primarily attributable to increased earnings in certain foreign jurisdictions, partially due to the impacts of the change in estimated useful lives on depreciation and amortization expense as described in note 1. Additionally, the income tax provision for the three and six months ended June 30, 2023 included a benefit from the application of a tax law change in Kenya.

As of June 30, 2024 and December 31, 2023, the total unrecognized tax benefits that would impact the ETR, if recognized, were approximately $121.3 million and $130.7 million, respectively. The amount of unrecognized tax benefits during the three and six months ended June 30, 2024 includes (i) additions to the Company’s existing tax positions of $1.6 million and $2.6 million, respectively, (ii) reductions due to foreign currency exchange rate fluctuations of $7.6 million and $7.2 million, respectively, (iii) reductions to the Company’s prior year tax positions and settlements of $3.4 million and $3.4 million, respectively, and (iv) reductions due to the expiration of statutes of limitation of $1.4 million and $1.4 million, respectively. Unrecognized tax benefits are expected to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, as described in note 12 to the Company’s consolidated financial statements included in the 2023 Form 10-K. The impact of the amount of these changes to previously recorded uncertain tax positions could range from zero to $10.2 million.

The Company recorded the following penalties and income tax-related interest expense during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Penalties and income tax-related interest expense	$6.2	$3.2	$11.7	$6.0
As of June 30, 2024 and December 31, 2023, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheets were $68.6 million and $62.8 million, respectively.
9.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably. Awards granted prior to March 10, 2023 generally vest over four years for time-based restricted stock units (“RSUs”) and stock options. In December 2022, the Company’s Compensation Committee changed the terms of its awards to generally vest over three years. The change in vesting terms is applicable for new awards granted beginning on March 10, 2023 and does not change the vesting terms applicable to grants awarded prior to March 10, 2023. Performance-based restricted stock units (“PSUs”) generally vest over three years. Stock options generally expire ten years from the date of grant. As of June 30, 2024, the Company had the ability to grant stock-based awards with respect to an aggregate of 3.3 million shares of common stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
During the three and six months ended June 30, 2024 and 2023, the Company recorded the following stock-based compensation expense in selling, general, administrative and development expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based compensation expense	$46.3	$49.4	$111.2	$114.9
Stock Options—As of June 30, 2024, there was no unrecognized compensation expense related to unvested stock options.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The Company’s option activity for the six months ended June 30, 2024 was as follows (shares disclosed in full amounts):

Number of Options
Outstanding as of January 1, 2024	766,955
Exercised	(178,416)
Forfeited	—
Expired	—
Outstanding as of June 30, 2024	588,539
Restricted Stock Units—As of June 30, 2024, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $217.4 million and is expected to be recognized over a weighted average period of approximately two years. Vesting of RSUs is subject generally to the employee’s continued employment or death, disability or qualified retirement (each as defined in the applicable RSU award agreement).
Performance-Based Restricted Stock Units—During the six months ended June 30, 2024, the Company’s Compensation Committee (the “Compensation Committee”) granted an aggregate of 87,550 PSUs (the “2024 PSUs”) to its executive officers and established the performance and market metrics for these awards. During the years ended December 31, 2023 and 2022, the Compensation Committee granted an aggregate of 118,684 PSUs (the “2023 PSUs”) and 98,542 PSUs (the “2022 PSUs”), respectively, to its executive officers and established the performance metrics for these awards. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to each of the 2024 PSUs, the 2023 PSUs and the 2022 PSUs and will be used to calculate the number of shares that will be issuable when each award vests, which may range from zero to 200% of the target amounts. At the end of each three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established goals. PSUs will be paid out in common stock at the end of each performance period, subject generally to the executive’s continued employment or death, disability or qualified retirement (each as defined in the applicable PSU award agreement). PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.
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

Six Months Ended June 30, 2024
Expected term (years)	2.81
Risk-free interest rate	4.31%
Annualized volatility	26.75%

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the six months ended June 30, 2024 was as follows (shares disclosed in full amounts):

	RSUs	PSUs
Outstanding as of January 1, 2024 (1)	1,638,711	363,488
Granted (2)	692,621	87,550
Vested and Released (3)	(667,001)	(144,925)
Forfeited	(24,680)	(1,337)
Outstanding as of June 30, 2024	1,639,651	304,776
Vested and deferred as of June 30, 2024 (4)	29,316	—
_______________
(1)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the outstanding 2023 PSUs and the outstanding 2022 PSUs, or 118,684 shares and 98,542 shares, respectively, the shares issuable at the end of the three-year performance period for the PSUs granted in 2021 (the “2021 PSUs”) based on achievement against the performance metrics for the three-year performance period, or 127,318 shares and the target remaining number of shares issuable at the end of the one-year performance period for PSUs granted to certain non-executive employees during the year ended December 31, 2023, net of forfeitures, or 18,944 shares (the “Retention PSUs”).
(2)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2024 PSUs, or 87,550 shares.
(3)PSUs consist of shares vested pursuant to the 2021 PSUs and the Retention PSUs. There are no additional shares to be earned related to the 2021 PSUs or the Retention PSUs.
(4)Vested and deferred RSUs are related to deferred compensation for certain former employees.

During the three and six months ended June 30, 2024, the Company recorded $7.2 million and $16.3 million, respectively, in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at June 30, 2024 was $15.4 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted average period over which the cost will be recognized is approximately two years.
10.    EQUITY
Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to the ESPP and upon exercise of stock options granted under the 2007 Plan. During the six months ended June 30, 2024, the Company received an aggregate of $23.7 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
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
During the six months ended June 30, 2024, there were no repurchases under either of the Buyback Programs. As of June 30, 2024, the Company has repurchased a total of 14,451,325 shares of its common stock under the 2011 Buyback for an aggregate of $1.5 billion, including commissions and fees. As of June 30, 2024, the Company has not made any repurchases under the 2017 Buyback.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Distributions—During the six months ended June 30, 2024, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
May 23, 2024	July 12, 2024	June 14, 2024	$1.62	$756.7
March 14, 2024	April 26, 2024	April 12, 2024	$1.62	$756.5
December 13, 2023	February 1, 2024	December 28, 2023	$1.70	$792.7
_______________
(1)Does not include amounts accrued for distributions payable related to unvested restricted stock units.
During the six months ended June 30, 2023, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
May 24, 2023	July 10, 2023	June 16, 2023	$1.57	$731.8
March 8, 2023	April 28, 2023	April 14, 2023	$1.56	$727.0
December 7, 2022	February 2, 2023	December 28, 2022	$1.56	$726.3
_______________
(1)Does not include amounts accrued for distributions payable related to unvested restricted stock units.
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of June 30, 2024, the amount accrued for distributions payable related to unvested restricted stock units was $18.0 million. During the six months ended June 30, 2024 and 2023, the Company paid $10.0 million and $7.3 million of distributions upon the vesting of restricted stock units, respectively. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.
11.    NONCONTROLLING INTERESTS
European Interests—As of June 30, 2024, ATC Europe consists of the Company’s operations in France, Germany and Spain. The Company currently holds a 52% controlling interest in ATC Europe, with Caisse de dépôt et placement du Québec (“CDPQ”) and Allianz insurance companies and funds managed by Allianz Capital Partners GmbH, including the Allianz European Infrastructure Fund (collectively, “Allianz”) holding 30% and 18% noncontrolling interests, respectively. ATC Europe holds a 100% interest in the subsidiaries that consist of the Company’s operations in France and an 87% and an 83% controlling interest in the subsidiaries that consist of the Company’s operations in Germany and Spain, respectively, with PGGM holding a 13% and a 17% noncontrolling interest in each respective subsidiary.
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
As of June 30, 2024, the Company holds a common equity interest of approximately 72% in its U.S. data center business, with Stonepeak holding approximately 28% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity. On a fully converted basis, which is expected to occur four years from August 2022, and on the basis of the currently outstanding equity, the Company will hold a controlling ownership interest of approximately 64%, with Stonepeak holding approximately 36%. The mandatorily convertible preferred equity, which accrues dividends at 5.0%, will convert into common equity on a one for one basis, subject to adjustment that will be measured upon conversion.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Dividends to noncontrolling interests—Certain of the Company’s subsidiaries may, from time to time, declare dividends. During the six months ended June 30, 2024, the Company’s U.S. data center business declared distributions of $23.0 million related to the outstanding Stonepeak mandatorily convertible preferred equity (the “Stonepeak Preferred Distributions”). As of June 30, 2024, the amount accrued for Stonepeak Preferred Distributions was $11.5 million.
Beginning in January 2024, pursuant to the terms of the ownership agreement with Stonepeak, on a quarterly basis, the Company’s U.S. data center business will distribute common dividends to the Company and to Stonepeak in proportion to their respective equity interests in the Company’s U.S. data center business (the “Stonepeak Common Dividend”). During the six months ended June 30, 2024, the Company’s U.S. data center business made distributions of $91.7 million related to the Stonepeak Common Dividend for the period from the initial closing of the Stonepeak Transaction in August 2022 through December 31, 2023, which was accrued for as of December 31, 2023. The $91.7 million distribution during the six months ended June 30, 2024 included a noncash distribution of $37.5 million made in lieu of a common equity contribution from Stonepeak. Additionally, during the three months ended June 30, 2024, the Company’s U.S. data center business declared and paid distributions of $13.0 million related to the Stonepeak Common Dividend.
During the six months ended June 30, 2024, pursuant to the terms of the ownership agreements, ATC Europe C.V., one of the Company’s subsidiaries in the Netherlands, declared and paid a dividend of 170.0 million EUR (approximately $183.2 million at the date of payment), pursuant to the terms of the ownership agreements, to the Company, CDPQ and Allianz in proportion to their respective equity interests in ATC Europe C.V.
During the six months ended June 30, 2024, pursuant to the terms of the ownership agreements, AT Rhine C.V., one of the Company’s subsidiaries in Germany, declared and paid a dividend of 45.0 million EUR (approximately $48.6 million at the date of payment), pursuant to the terms of the ownership agreements, to ATC Europe and PGGM in proportion to their respective equity interests in AT Rhine C.V.
During the six months ended June 30, 2024, pursuant to the terms of the ownership agreements, AT Iberia C.V., one of the Company’s subsidiaries in Spain, declared and paid a dividend of 22.4 million EUR (approximately $24.0 million at the date of payment), pursuant to the terms of the ownership agreements, to ATC Europe and PGGM in proportion to their respective equity interests in AT Iberia C.V.
During the six months ended June 30, 2024, pursuant to the terms of the ownership agreements, AT Iberia C.V. also declared and paid a dividend of 70.0 million EUR (approximately $74.9 million at the date of payment), pursuant to the terms of the ownership agreements, to ATC Europe and PGGM in proportion to their respective equity interests in AT Iberia C.V. The distribution included a noncash distribution to PGGM of $12.4 million made in lieu of a contribution from PGGM.
The changes in noncontrolling interests were as follows:

	Six Months Ended June 30,
	2024	2023
Balance as of January 1,	$6,667.2	$6,836.1
Net income (loss) attributable to noncontrolling interests	12.4	(35.0)
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	(119.7)	60.8
Contributions from noncontrolling interest holders (1)	152.4	10.5
Distributions to noncontrolling interest holders	(144.8)	(31.6)
Balance as of June 30,	$6,567.5	$6,840.8
_______________
(1)Six months ended June 30, 2024, includes contributions from Stonepeak of $137.3 million, including a noncash contribution of $37.5 million made in lieu of Stonepeak’s receipt of the Stonepeak Common Dividend and a noncash contribution from PGGM of $12.4 million made in lieu of PGGM’s receipt of a distribution.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
12.    EARNINGS PER COMMON SHARE
The following table sets forth basic and diluted net income per common share computational data (shares in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to American Tower Corporation common stockholders	$900.3	$475.7	$1,817.7	$811.5
Basic weighted average common shares outstanding	467,038	466,087	466,778	465,915
Dilutive securities	743	892	1,015	1,024
Diluted weighted average common shares outstanding	467,781	466,979	467,793	466,939
Basic net income attributable to American Tower Corporation common stockholders per common share	$1.93	$1.02	$3.89	$1.74
Diluted net income attributable to American Tower Corporation common stockholders per common share	$1.92	$1.02	$3.89	$1.74
Shares Excluded From Dilutive Effect—The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted stock units	646	374	287	5
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
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 1,800 towers, which commenced between December 2000 and August 2004. Substantially all of the towers are part of the Trust Securitizations. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of June 30, 2024, the Company has purchased an aggregate of approximately 600 of the subleased towers which are subject to the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is $1.1 billion and includes per annum accretion through the applicable expiration of the lease or sublease of a site. For all such sites, AT&T has the right to continue to lease the reserved space through June 30, 2025 at the then-current monthly fee, which shall escalate in accordance with the standard master lease agreement for the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to five successive five-year terms.
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
As of June 30, 2024, the Company’s property operations consisted of the following:
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2024 and 2023 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

	Property						Total Property	Services	Other	Total
Three Months Ended June 30, 2024	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers
Segment revenues	$1,315.4	$360.9	$293.9	$203.2	$448.7	$230.8	$2,852.9	$47.4		$2,900.3
Segment operating expenses	220.6	174.0	96.4	73.2	136.4	99.3	799.9	22.0		821.9
Segment gross margin	1,094.8	186.9	197.5	130.0	312.3	131.5	2,053.0	25.4		2,078.4
Segment selling, general, administrative and development expense (1)	40.2	16.2	15.4	15.4	21.7	18.9	127.8	4.6		132.4
Segment operating profit	$1,054.6	$170.7	$182.1	$114.6	$290.6	$112.6	$1,925.2	$20.8		$1,946.0
Stock-based compensation expense									$46.3	46.3
Other selling, general, administrative and development expense									55.6	55.6
Depreciation, amortization and accretion									561.7	561.7
Other expense (2)									254.0	254.0
Income from continuing operations before income taxes										$1,028.4
Total assets	$26,867.3	$3,702.0	$4,019.8	$11,568.2	$8,481.1	$10,479.4	$65,117.8	$73.8	$646.2	$65,837.8
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $46.3 million.
(2)Primarily includes interest expense and losses from foreign currency exchange rate fluctuations, partially offset by a gain of $46.4 million on the sales of the VIL Shares and the VIL OCDs and an unrealized gain from equity securities of $40.7 million.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property						Total Property	Services	Other	Total
Six Months Ended June 30, 2024	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers
Segment revenues	$2,626.1	$687.5	$585.9	$407.7	$894.2	$455.4	$5,656.8	$77.6		$5,734.4
Segment operating expenses	424.9	344.7	189.1	146.7	276.7	192.2	1,574.3	35.9		1,610.2
Segment gross margin	2,201.2	342.8	396.8	261.0	617.5	263.2	4,082.5	41.7		4,124.2
Segment selling, general, administrative and development expense (1)	76.8	29.0	30.3	31.2	49.5	36.1	252.9	9.5		262.4
Segment operating profit	$2,124.4	$313.8	$366.5	$229.8	$568.0	$227.1	$3,829.6	$32.2		$3,861.8
Stock-based compensation expense									$111.2	111.2
Other selling, general, administrative and development expense									117.7	117.7
Depreciation, amortization and accretion									1,111.1	1,111.1
Other expense (2)									462.5	462.5
Income from continuing operations before income taxes										$2,059.3
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $111.2 million.
(2)Primarily includes interest expense, partially offset by gains from foreign currency exchange rate fluctuations, a gain of $46.4 million on the sales of the VIL Shares and the VIL OCDs and an unrealized gain from equity securities of $26.0 million.

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
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $114.9 million.
(2)Primarily includes interest expense and losses from foreign currency exchange rate fluctuations. Six months ended June 30, 2023 also includes a net loss on the sales of one of the Company’s subsidiaries in Mexico that held fiber assets and the Company’s subsidiary in Poland of $78.9 million and $67.3 million in impairment charges.

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
Overview
We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure and property interests that we lease primarily to communications service providers and third-party tower operators, and, as discussed further below, we hold a portfolio of highly interconnected data center facilities and related assets in the United States. Our customers include our tenants, licensees and other payers. We refer to the business encompassing the above as our property operations, which accounted for 98% and 99% of our total revenues for the three and six months ended June 30, 2024, respectively, and includes our U.S. & Canada property, Asia-Pacific property, Africa property, Europe property and Latin America property segments and Data Centers segment.
We also offer tower-related services in the United States, including site application, zoning and permitting, structural and mount analyses, and construction management, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of June 30, 2024:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S. & Canada:
Canada	225	—	—
United States	26,830	15,069	440
U.S. & Canada total	27,055	15,069	440
Asia-Pacific: (2)
Bangladesh	729	—	—
India (3)	75,286	—	756
Philippines	360	—	—
Asia-Pacific total	76,375	—	756
Africa:
Burkina Faso	731	—	—
Ghana	3,478	—	37
Kenya	4,087	—	11
Niger	916	—	—
Nigeria	8,486	—	—
South Africa	2,591	—	—
Uganda	4,249	—	19
Africa total	24,538	—	67
Europe:
France	4,122	303	9
Germany	15,059	—	—
Spain	11,997	—	1
Europe total	31,178	303	10
Latin America:
Argentina	499	—	11
Brazil	20,526	2,021	123
Chile	3,712	—	110
Colombia	4,958	—	6
Costa Rica	709	—	2
Mexico	9,408	186	92
Paraguay	1,453	—	—
Peru	3,975	450	1
Latin America total	45,240	2,657	345
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

As of June 30, 2024, our property portfolio included 28 operating data center facilities across ten markets in the United States that collectively comprise approximately 3.3 million net rentable square feet (“NRSF”) of data center space, as follows:

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
In most of our markets, our tenant leases for our communications sites with wireless carriers generally have initial non-cancellable terms of five to ten years with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the six months ended June 30, 2024 was recurring revenue that we should continue to receive in future periods. Most of our tenant leases for our communications sites have provisions that periodically increase or “escalate” the rent due under the lease, typically based on (a) an annual fixed escalation (averaging approximately 3% in the United States), (b) an inflationary index in most of our international markets, or (c) a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs (pass-through revenue), such as ground rent or power and fuel costs.
Based upon existing customer leases and foreign currency exchange rates as of June 30, 2024, we expect to generate over $57 billion of non-cancellable customer lease revenue over future periods, before the impact of straight-line lease accounting.
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

In February 2023, and as amended in August 2023, VIL issued optionally convertible debentures (the “VIL OCDs”) to our subsidiary, ATC Telecom Infrastructure Private Limited (“ATC TIPL”), in exchange for VIL’s payment of certain amounts towards accounts receivables. The VIL OCDs were (a) to be repaid by VIL with interest or (b) convertible into equity of VIL. If converted and following registration, such equity shall be free to trade in the open market beginning on the one year anniversary of the date of issuance of the VIL OCDs. The VIL OCDs were issued for an aggregate face value of 16.0 billion Indian Rupees (“INR”) (approximately $193.2 million on the date of issuance). The fair value of the VIL OCDs at issuance was approximately $116.5 million.
On March 23, 2024, we converted an aggregate face value of 14.4 billion INR (approximately $172.7 million) of VIL OCDs into 1,440 million shares of equity of VIL (the “VIL Shares”).
On April 29, 2024, we completed the sale of 1,440 million VIL Shares at a price of 12.78 INR per share. The net proceeds for this transaction were approximately 18.0 billion INR (approximately $216.0 million at the date of settlement) after deducting commissions and fees.
On June 5, 2024, we completed the sale of the remaining aggregate face value of 1.6 billion INR (approximately $19.2 million) of the VIL OCDs. The net proceeds for this transaction, excluding accrued interest, were approximately 1.8 billion INR (approximately $22.0 million at the date of settlement) after deducting fees. As of June 30, 2024, none of the VIL Shares or the VIL OCDs remained outstanding.
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
On January 4, 2024, through our subsidiaries, ATC Asia Pacific Pte. Ltd. and ATC TIPL, which holds our operations in India, we entered into an agreement with Data Infrastructure Trust (“DIT”), an infrastructure investment trust sponsored by an affiliate of Brookfield Asset Management, pursuant to which DIT will acquire a 100% ownership interest in ATC TIPL (the “Pending ATC TIPL Transaction”). Subject to certain pre-closing terms, total aggregate consideration would potentially represent up to approximately 210 billion Indian Rupees (“INR”) (approximately $2.5 billion), including the value of the VIL OCDs and the VIL Shares, payments on certain existing customer receivables, the repayment of existing intercompany debt and the repayment, or assumption, of our existing term loan in India, by DIT. During the six months ended June 30, 2024, we sold the VIL Shares and the remaining VIL OCDs (each as discussed in note 7 to our consolidated and condensed consolidated financial statements included in this Quarterly Report) and ATC TIPL distributed approximately 27.2 billion INR (approximately $325.9 million) to us. ATC TIPL expects to make a final distribution of approximately 2.4 billion INR (approximately $28.5 million), which includes the satisfaction of the economic benefit associated with the rights to payments on certain existing customer receivables. Each such distribution will be deducted from the total aggregate consideration to be received by us at closing. The Pending ATC TIPL Transaction is expected to close in the second half of 2024, subject to customary closing conditions, including government and regulatory approval.
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
The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee. Revenue lost from either tenant lease cancellations or the non-renewal of leases or rent renegotiations, which we refer to as churn, has historically not had a material adverse effect on the revenues generated by our consolidated property operations. During the six months ended June 30, 2024, churn was approximately 2% of our tenant billings, primarily driven by churn in our U.S. & Canada property segment, as discussed below.
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

Results of Operations
Three and Six Months Ended June 30, 2024 and 2023
(in millions, except percentages)
Revenue

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2024	2023		2024	2023
Property
U.S. & Canada	$1,315.4	$1,303.2	1%	$2,626.1	$2,590.8	1%
Asia-Pacific	360.9	261.7	38	687.5	512.8	34
Africa	293.9	321.2	(8)	585.9	638.2	(8)
Europe	203.2	198.2	3	407.7	389.9	5
Latin America	448.7	439.4	2	894.2	903.5	(1)
Data Centers	230.8	204.9	13	455.4	407.9	12
Total property	2,852.9	2,728.6	5	5,656.8	5,443.1	4
Services	47.4	43.1	10	77.6	95.8	(19)
Total revenues	$2,900.3	$2,771.7	5%	$5,734.4	$5,538.9	4%
Three Months Ended June 30, 2024
U.S. & Canada property segment revenue growth of $12.2 million was attributable to:
• Tenant billings growth of $58.0 million, which was driven by:
• $45.3 million due to leasing additional space on our sites (“colocations”) and amendments; and
• $16.0 million resulting from contractual escalations, net of churn;
• Partially offset by a decrease of $3.3 million from other tenant billings;
•Partially offset by a decrease of $45.8 million in other revenue, which includes a $38.0 million decrease due to straight-line accounting.
Segment revenue growth was not meaningfully impacted by foreign currency translation related to fluctuations in Canadian Dollar (“CAD”).
Asia-Pacific property segment revenue growth of $99.2 million was attributable to:
• An increase of $53.4 million in pass-through revenue, primarily due to the recognition of $35.8 million of previously deferred revenue as compared to reserves taken in the prior year period related to the VIL Shortfall (as discussed above);
• An increase of $46.7 million in other revenue, primarily due to the recognition of $31.7 million of previously deferred revenue as compared to reserves taken in the prior year period related to the VIL Shortfall; and
• Tenant billings growth of $4.1 million, which was driven by:
• $4.4 million due to colocations and amendments;
•$0.8 million from other tenant billings; and
•$0.7 million generated from sites acquired or constructed since the beginning of the prior-year period (“newly acquired or constructed sites”);
•Partially offset by a decrease of $1.8 million resulting from churn in excess of contractual escalations.
Segment revenue growth was partially offset by a decrease of $5.0 million primarily attributable to the negative impact of foreign currency translation related to fluctuations in INR.
Africa property segment revenue decrease of $27.3 million was attributable to:
• A decrease of $49.4 million attributable to the impact of foreign currency translation, which included, among others, negative impacts of $42.6 million related to fluctuations in Nigerian Naira (“NGN”) and $7.1 million related to fluctuations in Ghanaian Cedi (“GHS”), offset by positive impacts of $1.3 million related to fluctuations in Kenyan Shilling (“KES”).
• A decrease of $18.9 million in pass-through revenue, primarily due to a decrease in fuel costs;
• Partially offset by:
• Tenant billings growth of $40.0 million, which was driven by:
• $13.6 million due to colocations and amendments;
• $13.4 million generated from newly acquired or constructed sites;
• $12.6 million resulting from contractual escalations, net of churn; and
• $0.4 million from other tenant billings; and
• An increase of $1.0 million in other revenue.
Europe property segment revenue growth of $5.0 million was attributable to:
• Tenant billings growth of $9.5 million, which was driven by:
• $5.0 million due to colocations and amendments;
• $2.8 million resulting from contractual escalations, net of churn; and
• $2.0 million generated from newly acquired or constructed sites;
• Partially offset by a decrease of $0.3 million from other tenant billings; and
• An increase of $0.5 million in other revenue;
• Partially offset by a decrease of $2.9 million in pass-through revenue, primarily due to a decrease in energy costs.
Segment revenue growth was partially offset by a decrease of $2.1 million attributable to the negative impact of foreign currency translation related to fluctuations in Euro (“EUR”).
Latin America property segment revenue growth of $9.3 million was attributable to:
• Tenant billings growth of $7.1 million, which was driven by:
• $7.7 million due to colocations and amendments; and
• $0.5 million generated from newly acquired or constructed sites;
• Partially offset by decreases of:
• $0.6 million from other tenant billings; and
• $0.5 million from churn in excess of contractual escalations; and
• An increase of $4.5 million in pass-through revenue; and
• An increase of $4.3 million in other revenue, primarily attributable to the recognition of previously deferred revenue in Brazil, partially offset by a decrease in tenant settlements in Mexico.
Segment revenue growth was partially offset by a decrease of $6.6 million, attributable to the impact of foreign currency translation, which included, among others, negative impacts of $8.8 million related to fluctuations in Brazilian Real and $4.3 million related to fluctuations in Chilean Peso (“CLP”), offset by positive impacts of $4.1 million related to fluctuations in Mexican Peso (“MXN”) and $3.3 million related to fluctuations in Colombian Peso (“COP”).
Data Centers segment revenue growth of $25.9 million was attributable to:
•An increase of $15.8 million in rental, related and other revenue, primarily due to new lease commencements, customer expansions and rent increases upon customer renewals;
•An increase of $8.9 million in power revenue from new lease commencements, increased power consumption and pricing increases from existing customers; and
•An increase of $3.1 million in interconnection revenue, primarily due to customer interconnection net additions and set-up fees;
•Partially offset by a decrease of $1.9 million in straight-line revenue.
Services segment revenue growth of $4.3 million was primarily attributable to an increase in construction management and structural and mount analyses services, partially offset by a decrease in site application, zoning and permitting services.
Six Months Ended June 30, 2024
U.S. & Canada property segment revenue growth of $35.3 million was attributable to:
• Tenant billings growth of $110.6 million, which was driven by:
• $90.6 million due to colocations and amendments; and
• $26.2 million resulting from contractual escalations, net of churn;

• Partially offset by a decrease of $6.2 million from other tenant billings;
•Partially offset by a decrease of $75.3 million in other revenue, which includes a $66.0 million decrease due to straight-line accounting.
Segment revenue growth was not meaningfully impacted by foreign currency translation related to fluctuations in CAD.
Asia-Pacific property segment revenue growth of $174.7 million was attributable to:
• An increase of $86.6 million in pass-through revenue, primarily due to the recognition of $45.3 million of previously deferred revenue as compared to reserves taken in the prior year period related to the VIL Shortfall;
• An increase of $84.3 million in other revenue, primarily due to the recognition of $51.5 million of previously deferred revenue as compared to reserves taken in the prior year period related to the VIL Shortfall; and
• Tenant billings growth of $11.8 million, which was driven by:
• $11.4 million due to colocations and amendments;
• $1.9 million generated from newly acquired or constructed sites; and
• $1.8 million from other tenant billings;
• Partially offset by a decrease of $3.3 million resulting from churn in excess of contractual escalations.
Segment revenue growth was partially offset by a decrease of $8.0 million primarily attributable to the negative impact of foreign currency translation related to fluctuations in INR.
Africa property segment revenue decrease of $52.3 million was attributable to:
• A decrease of $99.9 million attributable to the impact of foreign currency translation, which included, among others, negative impacts of $81.2 million related to fluctuations in NGN, $8.6 million related to fluctuations in GHS, $4.7 million related to fluctuations in KES and $2.9 million related to fluctuations in Ugandan Shilling.
• A decrease of $41.4 million in pass-through revenue, primarily due to a decrease in fuel costs;
• Partially offset by:
• Tenant billings growth of $83.3 million, which was driven by:
• $29.0 million due to colocations and amendments;
• $27.9 million generated from newly acquired or constructed sites;
• $25.0 million resulting from contractual escalations, net of churn; and
• $1.4 million from other tenant billings; and
• An increase of $5.7 million in other revenue.
Europe property segment revenue growth of $17.8 million was attributable to:
• Tenant billings growth of $18.3 million, which was driven by:
• $9.5 million due to colocations and amendments;
• $5.5 million resulting from contractual escalations, net of churn; and
• $3.7 million generated from newly acquired or constructed sites;
• Partially offset by a decrease of $0.4 million from other tenant billings; and
• An increase of $1.2 million in other revenue;
• Partially offset by a decrease of $2.2 million in pass-through revenue, primarily due to a decrease in energy costs.
Segment revenue growth included an increase of $0.5 million attributable to the positive impact of foreign currency translation related to fluctuations in EUR.
Latin America property segment revenue decrease of $9.3 million was attributable to:

• A decrease of $49.6 million in other revenue, primarily attributable to a decrease in tenant settlements in Mexico and the sale of one of our subsidiaries in Mexico that held fiber assets (“Mexico Fiber”) in the prior year period, partially offset by the recognition of previously deferred revenue in Brazil;
• Partially offset by:
• Tenant billings growth of $15.4 million, which was driven by:
• $16.8 million due to colocations and amendments; and
• $1.0 million generated from newly acquired or constructed sites;
• Partially offset by decreases of:
◦$1.7 million from churn in excess of contractual escalations; and
◦$0.7 million from other tenant billings; and
• An increase of $7.7 million in pass-through revenue.
Segment revenue decline was partially offset by an increase of $17.2 million, attributable to the impact of foreign currency translation, which included, among others, positive impacts of $17.4 million related to fluctuations in MXN and $8.6 million related to fluctuations in COP, offset by negative impacts of $8.6 million related to fluctuations in CLP and $0.4 million related to fluctuations in Peruvian Sol.
Data Centers segment revenue growth of $47.5 million was attributable to:
•An increase of $29.4 million in rental, related and other revenue, primarily due to new lease commencements, customer expansions and rent increases upon customer renewals;
•An increase of $16.9 million in power revenue from new lease commencements, increased power consumption and pricing increases from existing customers; and
•An increase of $5.6 million in interconnection revenue, primarily due to customer interconnection net additions and set-up fees;
•Partially offset by a decrease of $4.4 million in straight-line revenue.
Services segment revenue decrease of $18.2 million was primarily attributable to a decrease in site application, zoning and permitting and structural and mount analyses services, partially offset by an increase in construction management services.
Gross Margin

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2024	2023		2024	2023
Property
U.S. & Canada	$1,094.8	$1,086.3	1%	$2,201.2	$2,168.6	2%
Asia-Pacific	186.9	82.1	128	342.8	164.8	108
Africa	197.5	208.4	(5)	396.8	406.9	(2)
Europe	130.0	120.9	8	261.0	239.5	9
Latin America	312.3	299.6	4	617.5	625.8	(1)
Data Centers	131.5	121.2	8	263.2	240.4	9
Total property	2,053.0	1,918.5	7	4,082.5	3,846.0	6
Services	25.4	25.9	(2)%	41.7	59.5	(30)%
Three Months Ended June 30, 2024
•The increase in U.S. & Canada property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $3.7 million.
•The increase in Asia-Pacific property segment gross margin was primarily attributable to the increase in revenue described above and a decrease in direct expenses of $3.3 million, primarily due to a decrease in property taxes, partially offset by an increase in costs associated with pass-through revenue. Direct expenses also benefited by $2.3 million from the impact of foreign currency translation.
•The decrease in Africa property segment gross margin was primarily attributable to the decrease in revenue described above, partially offset by a decrease in direct expenses of $0.9 million, primarily due to a decrease in costs associated with pass-through revenue, including fuel costs, partially offset by increases in repair and maintenance spending. Direct expenses also benefited by $15.5 million from the impact of foreign currency translation.
•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above and a decrease in direct expenses of $3.4 million, primarily due to a decrease in costs associated with pass-through revenue, including energy costs. Direct expenses also benefited by $0.7 million from the impact of foreign currency translation.
•The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above and a decrease in direct expenses of $1.4 million. Direct expenses also benefited by $2.0 million from the impact of foreign currency translation.
•The increase in Data Centers segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $15.6 million, primarily due to an increase in costs associated with power revenue, including utility costs.
•The decrease in Services segment gross margin was primarily attributable to an increase in direct expenses of $4.8 million, partially offset by the increase in revenue described above.
Six Months Ended June 30, 2024
•The increase in U.S. & Canada property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $2.7 million.
•The increase in Asia-Pacific property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $0.6 million, primarily due to an increase in costs associated with pass-through revenue, partially offset a decrease in property taxes. Direct expenses also benefited by $3.9 million from the impact of foreign currency translation.
•The decrease in Africa property segment gross margin was primarily attributable to the decrease in revenue described above, partially offset by a decrease in direct expenses of $12.0 million, primarily due to a decrease in costs associated with pass-through revenue, including fuel costs, partially offset by increases to repair and maintenance spending. Direct expenses also benefited by $30.2 million from the impact of foreign currency translation.
•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above and a decrease in direct expenses of $3.9 million, primarily due to a decrease in costs associated with pass-through revenue, including energy costs. Direct expenses were also negatively impacted by $0.2 million from the impact of foreign currency translation.
•The decrease in Latin America property segment gross margin was primarily attributable to the decrease in revenue described, partially offset by a decrease in direct expenses of $6.2 million, including a decrease due to the sale of Mexico Fiber in the prior year period. Direct expenses were also negatively impacted by $5.2 million from the impact of foreign currency translation.
•The increase in Data Centers segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $24.7 million, primarily due to an increase in costs associated with power revenue, including utility costs.
•The decrease in Services segment gross margin was primarily attributable to the decrease in revenue described above, partially offset by a decrease in direct expenses of $0.4 million.

Selling, General, Administrative and Development Expense (“SG&A”)

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2024	2023		2024	2023
Property
U.S. & Canada	$40.2	$41.7	(4)%	$76.8	$82.5	(7)%
Asia-Pacific	16.2	17.4	(7)	29.0	26.2	11
Africa	15.4	18.7	(18)	30.3	40.1	(24)
Europe	15.4	15.1	2	31.2	29.7	5
Latin America	21.7	23.5	(8)	49.5	53.2	(7)
Data Centers	18.9	18.6	2	36.1	36.1	0
Total property	127.8	135.0	(5)	252.9	267.8	(6)
Services	4.6	5.3	(13)	9.5	11.0	(14)
Other	101.9	104.1	(2)	228.9	229.5	(0)
Total selling, general, administrative and development expense	$234.3	$244.4	(4)%	$491.3	$508.3	(3)%
Three Months Ended June 30, 2024
•The decreases in our U.S. & Canada and Latin America property segment SG&A and our Services segment SG&A were primarily driven by decreased personnel and related costs and decreased professional services costs.
•The decrease in our Asia-Pacific property segment SG&A was primarily driven by a decrease in bad debt expense and lower canceled construction costs, partially offset by increased professional services costs and increased personnel and related costs to support our business.
•The decrease in our Africa property segment SG&A was primarily driven by a benefit from the impact of foreign currency translation of $3.9 million, partially offset by a net increase in bad debt expense.
•The increase in our Europe property segment SG&A was primarily driven by increased personnel and related costs to support our business, partially offset by decreased professional services costs.
•The increase in our Data Centers segment SG&A was primarily driven by increased personnel and related costs to support our business.
•The decrease in other SG&A was primarily attributable to a decrease in stock-based compensation expense of $3.1 million.
Six Months Ended June 30, 2024
•The decreases in our U.S. & Canada property segment SG&A and our Services segment SG&A were primarily driven by decreased personnel and related costs.
•The increase in our Asia-Pacific property segment SG&A was primarily driven by increased professional services costs and an increase in bad debt expense due to recoveries in the prior year period, partially offset by lower canceled construction costs.
•The decrease in our Africa property segment SG&A was primarily driven by a benefit from the impact of foreign currency translation of $7.9 million and a net decrease in bad debt expense.
•The increase in our Europe property segment SG&A was primarily driven by increased personnel and related costs to support our business, partially offset by decreased professional services costs.
•The decrease in our Latin America property segment SG&A was primarily driven by decreased professional services costs and personnel and related costs, partially offset by the negative impact of foreign currency translation and a net increase in bad debt expense.

•Our Data Centers segment SG&A did not have a meaningful change as compared to the prior-year period.
•The decrease in other SG&A was primarily attributable to a decrease in stock-based compensation expense of $3.7 million, partially offset by an increase in corporate SG&A, including an increase in personnel and related costs to support our business.
Operating Profit

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2024	2023		2024	2023
Property
U.S. & Canada	$1,054.6	$1,044.6	1%	$2,124.4	$2,086.1	2%
Asia-Pacific	170.7	64.7	164	313.8	138.6	126
Africa	182.1	189.7	(4)	366.5	366.8	(0)
Europe	114.6	105.8	8	229.8	209.8	10
Latin America	290.6	276.1	5	568.0	572.6	(1)
Data Centers	112.6	102.6	10	227.1	204.3	11
Total property	1,925.2	1,783.5	8	3,829.6	3,578.2	7
Services	20.8	20.6	1%	32.2	48.5	(34)%
•The increases in operating profit for the three and six months ended June 30, 2024 for our U.S. & Canada property segment were primarily attributable to increases in our segment gross margin and decreases in our segment SG&A.
•The increase in operating profit for the three months ended June 30, 2024 for our Asia-Pacific property segment was primarily attributable to an increase in our segment gross margin and a decrease in our segment SG&A. The increase in operating profit for the six months ended June 30, 2024 for our Asia-Pacific property segment was primarily attributable to an increase in our segment gross margin, partially offset by an increase in our segment SG&A.
•The decreases in operating profit for the three and six months ended June 30, 2024 for our Africa property segment were primarily attributable to decreases in our segment gross margin, partially offset by decreases in our segment SG&A.
•The increases in operating profit for the three and six months ended June 30, 2024 for our Europe property segment were primarily attributable to increases in our segment gross margin, partially offset by increases in our segment SG&A.
•The increase in operating profit for the three months ended June 30, 2024 for our Latin America property segment was primarily attributable to an increase in our segment gross margin and a decrease in our segment SG&A. The decrease in operating profit for the six months ended June 30, 2024 for our Latin America property segment was primarily attributable to a decrease in our segment gross margin, partially offset by a decrease in our segment SG&A.
•The increase in operating profit for the three months ended June 30, 2024 for our Data Centers segment was primarily attributable to an increase in our segment gross margin, partially offset by an increase in our segment SG&A. The increase in operating profit for the six months ended June 30, 2024 for our Data Centers segment was primarily attributable to an increase in our segment gross margin.
•The increase in operating profit for the three months ended June 30, 2024 for our Services segment was primarily attributable to a decrease in our segment SG&A, partially offset by a decrease in our segment gross margin. The decrease in operating profit for the six months ended June 30, 2024 for our Services segment was primarily attributable to a decrease in our segment gross margin, partially offset by a decrease in our segment SG&A.

Depreciation, Amortization and Accretion

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2024	2023		2024	2023
Depreciation, amortization and accretion	$561.7	$764.6	(27)%	$1,111.1	$1,558.7	(29)%
The decreases in depreciation, amortization and accretion expense for the three and six months ended June 30, 2024 were primarily attributable to the change in estimated useful lives of our tower assets.
During the six months ended June 30, 2024, we finalized our reviews of the estimated useful lives of our tower assets and estimated settlement dates for our asset retirement obligations. Based on information obtained, we determined that our estimated asset lives and our estimated settlement dates should be extended, which is expected to result in an estimated $730 million decrease in depreciation and amortization expense and an estimated $75 million decrease in accretion expense for the year ended December 31, 2024. For more information on the change in the estimated useful lives of our tower assets and the change in the estimated settlement dates for our asset retirement obligations, see the information under the captions “Property and Equipment” and “Asset Retirement Obligations” included in note 1 to our consolidated financial statements included in this Quarterly Report.
Other Operating (Income) Expense

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2024	2023		2024	2023
Other operating (income) expense	$(1.9)	$61.7	(103)%	$0.9	$189.2	(100)%
The change in other operating (income) expense during the three months ended June 30, 2024 was primarily attributable to a decrease in impairment charges of $37.7 million and a decrease in integration and acquisition related costs, including benefits related to pre-acquisition contingencies and settlements. The decrease in other operating (income) expense during the six months ended June 30, 2024 was primarily attributable to a decrease in losses on sales or disposals of assets of $91.1 million, primarily attributable to the loss on the sale of Mexico Fiber of $80.0 million in the prior year period, a decrease in impairment charges of $68.1 million and a decrease in integration and acquisition related costs, including benefits related to pre-acquisition contingencies and settlements.
Total Other Expense

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2024	2023		2024	2023
Total other expense	$255.9	$399.0	(36)%	$461.6	$806.2	(43)%

Total other expense consists primarily of interest expense and realized and unrealized foreign currency gains or losses as a result of foreign currency exchange rate fluctuations primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.
The decrease in total other expense during the three months ended June 30, 2024 was primarily due to a decrease in foreign currency losses of $85.9 million and a gain of $46.4 million on the sales of the VIL Shares and the VIL OCDs. Total other expense during the three months ended June 30, 2024 also includes $40.7 million in unrealized gains from equity securities in the United States. The decrease in total other expense during the six months ended June 30, 2024 was primarily due to foreign currency gains of $105.9 million in the current period, as compared to foreign currency losses of $191.7 million in the prior-year period and a gain of $46.4 million on the sales of the VIL Shares and the VIL OCDs. Total other expense during the three months ended June 30, 2024 also includes $26.0 million in unrealized gains from equity securities in the United States.

Income Tax Provision

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2024	2023		2024	2023
Income tax provision	$120.0	$13.2	809%	$229.2	$66.6	244%
Effective tax rate	11.7%	2.8%		11.1%	7.9%
As a real estate investment trust for U.S. federal income tax purposes (“REIT”), we may deduct earnings distributed to stockholders against the income generated by our REIT operations. Consequently, the effective tax rate on income from continuing operations for the six months ended June 30, 2024 and 2023 differs from the federal statutory rate.
The increases in the income tax provision during the three and six months ended June 30, 2024 were primarily attributable to increased earnings in certain foreign jurisdictions, partially due to the impacts of the change in estimated useful lives on depreciation and amortization expense. Additionally, the income tax provision for the three and six months ended June 30, 2023 included a benefit from the application of a tax law change in Kenya. For more information on the change in the estimated useful lives of our tower assets, see the information under the caption “Property and Equipment” included in note 1 to our consolidated financial statements included in this Quarterly Report.
Net Income / Adjusted EBITDA and Net Income / Nareit FFO attributable to American Tower Corporation common stockholders / AFFO attributable to American Tower Corporation common stockholders

During the six months ended June 30, 2024, we updated our presentation of Nareit FFO attributable to American Tower Corporation common stockholders and AFFO attributable to American Tower Corporation common stockholders to remove the separate presentation of Consolidated AFFO. We believe this presentation better aligns our reporting with management’s current approach of allocating capital and resources, managing growth and profitability and assessing the operating performance of our business. The change in presentation has no impact on our Nareit FFO attributable to American Tower Corporation common stockholders or AFFO attributable to American Tower Corporation common stockholders for any periods. Historical financial information included below has been adjusted to reflect the change in presentation.

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2024	2023		2024	2023
Net income	$908.4	$461.5	97%	$1,830.1	$776.5	136%
Income tax provision	120.0	13.2	809	229.2	66.6	244
Other (income) expense	(65.8)	81.2	(181)	(178.8)	179.0	(200)
Loss on retirement of long-term obligations	—	0.3	(100)	—	0.3	(100)
Interest expense	365.4	348.1	5	732.1	688.3	6
Interest income	(43.7)	(30.6)	43	(91.7)	(61.4)	49
Other operating (income) expense	(1.9)	61.7	(103)	0.9	189.2	(100)
Depreciation, amortization and accretion	561.7	764.6	(27)	1,111.1	1,558.7	(29)
Stock-based compensation expense	46.3	49.4	(6)	111.2	114.9	(3)
Adjusted EBITDA	$1,890.4	$1,749.4	8%	$3,744.1	$3,512.1	7%

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2024	2023		2024	2023
Net income	$908.4	$461.5	97%	$1,830.1	$776.5	136%
Real estate related depreciation, amortization and accretion	521.9	703.0	(26)	1,030.8	1,431.8	(28)
Losses from sale or disposal of real estate and real estate related impairment charges (1)	9.0	50.3	(82)	10.3	169.0	(94)
Adjustments and distributions for unconsolidated affiliates and noncontrolling interests (2)	(89.2)	(82.2)	9	(177.0)	(161.8)	9
Nareit FFO attributable to American Tower Corporation common stockholders	$1,350.1	$1,132.6	19%	$2,694.2	$2,215.5	22%
Straight-line revenue	(73.7)	(120.8)	(39)	(152.7)	(232.8)	(34)
Straight-line expense	13.1	7.6	72	25.7	15.5	66
Stock-based compensation expense	46.3	49.4	(6)	111.2	114.9	(3)
Deferred portion of income tax and other income tax adjustments (3)	29.0	(55.6)	(152)	83.5	(64.5)	(229)
Non-real estate related depreciation, amortization and accretion	39.8	61.6	(35)	80.3	126.9	(37)
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	13.3	12.5	6	26.3	24.2	9
Other (income) expense (4)	(65.8)	81.2	(181)	(178.8)	179.0	(200)
Loss on retirement of long-term obligations	—	0.3	(100)	—	0.3	(100)
Other operating (income) expense (5)	(10.9)	11.4	(196)	(9.4)	20.2	(147)
Capital improvement capital expenditures	(34.1)	(30.0)	14	(67.3)	(65.7)	2
Corporate capital expenditures	(3.2)	(4.2)	(24)	(5.5)	(7.2)	(24)
Adjustments and distributions for unconsolidated affiliates and noncontrolling interests (6)	1.9	4.6	(59)	1.4	9.3	(85)
AFFO attributable to American Tower Corporation common stockholders	$1,305.8	$1,150.6	13%	$2,608.9	$2,335.6	12%
_______________
(1)There are no material impairment charges for the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, includes impairment charges of $37.5 million and $67.3 million, respectively. For the six months ended June 30, 2023, also includes a loss on the sale of Mexico Fiber of $80.0 million.
(2)Includes distributions to noncontrolling interest holders, distributions related to the outstanding mandatorily convertible preferred equity in connection with our agreements with certain investment vehicles affiliated with Stonepeak Partners LP and adjustments for the impact of noncontrolling interests on Nareit FFO attributable to American Tower Corporation common stockholders.
(3)For the three and six months ended June 30, 2024, includes adjustments for withholding taxes paid in India of $21.7 million and $33.5 million, respectively, which were incurred as a result of the Pending ATC TIPL Transaction. We believe that these withholding tax payments are nonrecurring, and do not believe these are an indication of our operating performance. Accordingly, we believe it is more meaningful to present AFFO attributable to American Tower Corporation common stockholders excluding these amounts.
(4)Includes losses (gains) on foreign currency exchange rate fluctuations of $21.7 million, $107.6 million, ($105.9) million and $191.7 million, respectively.
(5)Primarily includes acquisition-related costs, integration costs and disposition costs.
(6)Includes adjustments for the impact of noncontrolling interests on other line items, excluding those already adjusted for in Nareit FFO attributable to American Tower Corporation common stockholders.

The increases in net income for the three and six months ended June 30, 2024 were primarily due to (i) decreases in depreciation, amortization and accretion expense, (ii) changes in other (income) expense, primarily due to foreign currency exchange rate fluctuations, (iii) increases in segment operating profit and (iv) decreases in other operating (income) expense, which included the loss on the sale of Mexico Fiber during six months ended June 30, 2023, partially offset by (x) increases in the income tax provision and (y) increases in interest expense.
The increases in Adjusted EBITDA for the three and six months ended June 30, 2024 were primarily attributable to increases in our gross margin and decreases in SG&A, excluding the impact of stock-based compensation expense of $7.0 million and $13.3 million, respectively.
The increases in AFFO attributable to American Tower Corporation common stockholders for the three and six months ended June 30, 2024 were primarily attributable to increases in our operating profit, excluding the impact of straight-line accounting, partially offset by (i) distributions and adjustments for noncontrolling interests, including distributions to noncontrolling interest holders in our Europe property segment and Data Centers segment, (ii) increases in cash paid for taxes and (iii) increases in net cash paid for interest.

Liquidity and Capital Resources
The information in this section updates as of June 30, 2024 the “Liquidity and Capital Resources” section of the 2023 Form 10-K and should be read in conjunction with that report.
Overview
During the six months ended June 30, 2024, our significant financing transactions included:
•Redemption of our 0.600% senior unsecured notes due 2024 (the “0.600% Notes”), our 5.00% senior unsecured notes due 2024 (the “5.00% Notes”) and our 3.375% senior unsecured notes due 2024 (the “3.375% Notes”) upon their maturity;
•Registered public offering in an aggregate principal amount of $2.4 billion, including 1.0 billion EUR, of senior unsecured notes with maturities ranging from 2029 to 2034; and
•Repayment of 825.0 million EUR ($895.5 million as of the repayment date) unsecured term loan, as amended in December 2021 (the “2021 EUR Three Year Delayed Draw Term Loan”).
As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes the significant components of our liquidity (in millions):

As of June 30, 2024
Available under the 2021 Multicurrency Credit Facility	$4,830.0
Available under the 2021 Credit Facility	1,886.6
Letters of credit	(33.9)
Total available under credit facilities, net	$6,682.7
Cash and cash equivalents	2,492.1
Total liquidity	$9,174.8
Subsequent to June 30, 2024, we made additional borrowings of $950.0 million under the 2021 Multicurrency Credit Facility (as defined below) and repayments of $360.4 million under the 2021 Credit Facility (as defined below).
On January 4, 2024, we entered into an agreement with DIT for the Pending ATC TIPL Transaction, pursuant to which DIT will acquire a 100% ownership interest in ATC TIPL. Subject to certain pre-closing terms, total aggregate consideration would potentially represent up to approximately 210 billion INR (approximately $2.5 billion), including the value of the VIL OCDs and the VIL Shares, payments on certain existing customer receivables, the repayment of existing intercompany debt and the repayment, or assumption, of our existing term loan in India, by DIT. During the six months ended June 30, 2024, we sold the VIL Shares and the remaining VIL OCDs and ATC TIPL distributed approximately 27.2 billion INR (approximately $325.9 million) to us. ATC TIPL expects to make a final distribution of approximately 2.4 billion INR (approximately $28.5 million), which includes the satisfaction of the economic benefit associated with the rights to payments on certain existing customer receivables. Each such distribution will be deducted from the total aggregate consideration to be received by us at closing. The Pending ATC TIPL Transaction is expected to close in the second half of 2024, subject to customary closing conditions, including government and regulatory approval. We expect to use the proceeds from the Pending ATC TIPL Transaction to repay existing indebtedness, including under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility.

Summary cash flow information is set forth below (in millions):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used for):
Operating activities	$2,622.1	$2,279.9
Investing activities	(525.3)	(716.5)
Financing activities	(1,418.1)	(1,573.8)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(153.5)	19.1
Net increase in cash and cash equivalents, and restricted cash	$525.2	$8.7
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
As of June 30, 2024, we had total outstanding indebtedness of $39.2 billion, with a current portion of $3.3 billion. During the six months ended June 30, 2024, we generated sufficient cash flow from operations, together with borrowings under our credit facilities, proceeds from our debt issuance and cash on hand, to fund our acquisitions, capital expenditures and debt service obligations, as well as our required distributions. We believe the cash generated by operating activities during the year ending December 31, 2024, together with our borrowing capacity under our credit facilities, will suffice to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions.
Material Cash Requirements— There were no material changes to the Material Cash Requirements section of the 2023 Form 10-K.
As of June 30, 2024, we had $2.0 billion of cash and cash equivalents held by our foreign subsidiaries. As of June 30, 2024, we had $508.5 million of cash and cash equivalents held by our joint ventures, of which $404.3 million was held by our foreign joint ventures. Certain foreign subsidiaries may pay us interest or principal on intercompany debt. Additionally, in the event that we repatriate funds from our foreign subsidiaries, we may be required to accrue and pay certain taxes.
Cash Flows from Operating Activities
The increase in cash provided by operating activities for the six months ended June 30, 2024 was primarily attributable to (i) an increase in the operating profits of our U.S. & Canada, Asia-Pacific and Europe property segments and our Data Centers segment and (ii) a decrease in cash required for working capital, partially offset by (x) increases in cash paid for interest and cash paid for taxes and (y) changes in unearned revenue.
Cash Flows from Investing Activities
Our significant investing activities during the six months ended June 30, 2024 are highlighted below:
•We spent $55.0 million for acquisitions, including $25.7 million in payments made for acquisitions completed in 2023.
•We received $238.0 million from the sales of the VIL Shares and the VIL OCDs.
•We spent $730.1 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$393.3
Ground lease purchases (2)	56.3
Capital improvements and corporate expenditures (3)	72.8
Redevelopment	170.1
Start-up capital projects	37.6
Total capital expenditures (4)	$730.1

_______________
(1)Includes the construction of 976 communications sites globally and approximately $183.4 million of spend related to data center assets.
(2)Includes $16.2 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(3)Includes $2.2 million of finance lease payments reported in Repayments of notes payable, credit facilities, senior notes, secured debt, term loan and finance leases in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(4)Net of purchase credits of $10.2 million on certain assets, which are recorded in investing activities in our condensed consolidated statements of cash flows.
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

We expect that our 2024 total capital expenditures will be as follows (in millions):

Discretionary capital projects (1)	$800	to	$830
Ground lease purchases	125	to	145
Capital improvements and corporate expenditures	195	to	205
Redevelopment	415	to	445
Start-up capital projects	65	to	85
Total capital expenditures	$1,600	to	$1,710
_______________
(1)Includes the construction of approximately 2,500 to 3,500 communications sites globally and approximately $480 million of anticipated spend related to data center assets.
Cash Flows from Financing Activities
Our significant financing activities were as follows (in millions):

	Six Months Ended June 30,
	2024	2023
Proceeds from issuance of senior notes, net	$2,374.1	$4,182.3
Proceeds from (repayments of) credit facilities, net	962.3	(1,113.8)
Repayments of term loans	(895.5)	(1,500.0)
Proceeds from issuance of securities in securitized transactions, net	—	1,300.0
Repayments of securitized debt	—	(1,300.0)
Repayments of senior notes	(2,150.0)	(1,700.0)
Contributions from noncontrolling interest holders	102.5	—
Distributions to noncontrolling interest holders	(189.2)	—
Distributions paid on common stock	(1,559.2)	(1,461.3)
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
Repayment of 3.375% Senior Notes—On May 15, 2024, we repaid $650.0 million aggregate principal amount of the 3.375% Notes upon their maturity. The 3.375% Notes were repaid using borrowings under the 2021 Credit Facility. Upon completion of the repayment, none of the 3.375% Notes remained outstanding.

Offerings of Senior Notes
5.200% Senior Notes and 5.450% Senior Notes Offering—On March 7, 2024, we completed a registered public offering of $650.0 million aggregate principal amount of 5.200% senior unsecured notes due 2029 (the “5.200% Notes”) and $650.0 million aggregate principal amount of 5.450% senior unsecured notes due 2034 (the “5.450% Notes”). The net proceeds from this offering were approximately $1,281.3 million, after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2021 Multicurrency Credit Facility.
3.900% Senior Notes and 4.100% Senior Notes Offering—On May 29, 2024, we completed a registered public offering of 500.0 million EUR ($540.1 million at the date of issuance) aggregate principal amount of 3.900% senior unsecured notes due 2030 (the “3.900% Notes”) and 500.0 million EUR ($540.1 million at the date of issuance) aggregate principal amount of 4.100% senior unsecured notes due 2034 (the “4.100% Notes” and, together with the 5.200% Notes, the 5.450% Notes and the 3.900% Notes, the “Notes”). The net proceeds from this offering were approximately 988.4 million EUR (approximately $1,067.5 million at the date of issuance), after deducting commissions and estimated expenses. We used the net proceeds to repay existing EUR indebtedness under the 2021 Multicurrency Credit Facility.
The key terms of the Notes are as follows:

Senior Notes	Aggregate Principal Amount (in millions)	Issue Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
5.200% Notes	$650.0	March 7, 2024	February 15, 2029	5.200%	August 15, 2024	February 15 and August 15	January 15, 2029
5.450% Notes	$650.0	March 7, 2024	February 15, 2034	5.450%	August 15, 2024	February 15 and August 15	November 15, 2033
3.900% Notes (3)	$540.1	May 29, 2024	May 16, 2030	3.900%	May 16, 2025	May 16	February 16, 2030
4.100% Notes (3)	$540.1	May 29, 2024	May 16, 2034	4.100%	May 16, 2025	May 16	February 16, 2034
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
(3)The 3.900% Notes and the 4.100% Notes are denominated in EUR; dollar amounts represent the equivalent issuance date aggregate principal amount.
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
Bank Facilities
2021 Multicurrency Credit Facility—During the six months ended June 30, 2024, we borrowed an aggregate of $3.6 billion, including 0.9 billion EUR ($1.0 billion as of the borrowing date) and repaid an aggregate of $3.1 billion, including 1.1 billion EUR ($1.2 billion as of the repayment date), of revolving indebtedness under our $6.0 billion senior unsecured multicurrency revolving credit facility, as amended and restated in December 2021, as further amended (the “2021 Multicurrency Credit Facility”). We used the borrowings to repay outstanding indebtedness, including the 0.600%

Notes, the 5.00% Notes and the 2021 EUR Three Year Delayed Draw Term Loan, and for general corporate purposes. As of June 30, 2024, there are no EUR borrowings outstanding under the 2021 Multicurrency Credit Facility. We currently have $3.5 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Multicurrency Credit Facility in the ordinary course.
2021 Credit Facility—During the six months ended June 30, 2024, we borrowed an aggregate of $1.5 billion and repaid an aggregate of $1.0 billion of revolving indebtedness under our $4.0 billion senior unsecured revolving credit facility, as amended and restated in December 2021, as further amended (the “2021 Credit Facility”). We used the borrowings to repay outstanding indebtedness, including the 3.375% Notes, and for general corporate purposes. We currently have $30.4 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Credit Facility in the ordinary course.
Repayment of 2021 EUR Three Year Delayed Draw Term Loan—On May 21, 2024, we repaid all amounts outstanding under the 2021 EUR Three Year Delayed Draw Term Loan using borrowings under the 2021 Multicurrency Credit Facility.
As of June 30, 2024, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and our $1.0 billion unsecured term loan, as amended and restated in December 2021, as further amended (the “2021 Term Loan”), were as follows:

Bank Facility		Outstanding Principal Balance ($ in millions)	Maturity Date		SOFR or EURIBOR borrowing interest rate range (1)	Base rate borrowing interest rate range (1)	Current margin over SOFR or EURIBOR and the base rate, respectively
2021 Multicurrency Credit Facility	(2)	$1,170.0	July 1, 2026	(3)	0.875% - 1.500%	0.000% - 0.500%	1.125% and 0.125%
2021 Credit Facility	(2)	2,113.4	July 1, 2028	(3)	0.875% - 1.500%	0.000% - 0.500%	1.125% and 0.125%
2021 Term Loan	(2)	1,000.0	January 31, 2027		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
___________
(1)Represents interest rate above: (a) SOFR for SOFR based borrowings, (b) Euro Interbank Offer Rate (“EURIBOR”) for EURIBOR based borrowings and (c) the defined base rate for base rate borrowings, in each case based on our debt ratings.
(2)Currently borrowed at SOFR.
(3)Subject to two optional renewal periods.

We must pay a quarterly commitment fee on the undrawn portion of each of the 2021 Multicurrency Credit Facility and the 2021 Credit Facility. The commitment fee for the 2021 Multicurrency Credit Facility and the 2021 Credit Facility ranges from 0.080% to 0.200% per annum, based upon our debt ratings, and is currently 0.110%.
The 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 Term Loan and the associated loan agreements (the “Bank Loan Agreements”) do not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. We have the option of choosing either a defined base rate, SOFR or EURIBOR as the applicable base rate for borrowings under these bank facilities.
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
During the six months ended June 30, 2024, there were no repurchases under either of the Buyback Programs.
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
Sales of Equity Securities—We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan and upon exercise of stock options granted under our equity incentive plan. During the six months ended June 30, 2024, we received an aggregate of $23.7 million in proceeds upon exercises of stock options and sales pursuant to our employee stock purchase plan.
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
Distributions—As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of net operating losses (“NOLs”). We have distributed an aggregate of approximately $19.0 billion to our common stockholders, including the dividend paid in July 2024, primarily classified as ordinary income that may be treated as qualified REIT dividends under Section 199A of the Code for taxable years beginning before 2026.
During the six months ended June 30, 2024, we paid $3.32 per share, or $1.5 billion, to our common stockholders of record. In addition, we declared a distribution of $1.62 per share, or $756.7 million, paid on July 12, 2024 to our common stockholders of record at the close of business on June 14, 2024.
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
We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of June 30, 2024, the amount accrued for distributions payable related to unvested restricted stock units was $18.0 million. During the six months ended June 30, 2024, we paid $10.0 million of distributions upon the vesting of restricted stock units.
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
Restrictions Under Loan Agreements Relating to Our Credit Facilities—Each Bank Loan Agreement contains certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The Bank Loan Agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. As of June 30, 2024, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended June 30, 2024 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~ 5.8	~ 1.0
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ 19.9	~ 6.6
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
Under the Securitization Loan Agreements, amounts due will be paid from the cash flows generated by the assets securing the Series 2015-2 Notes or the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”), the Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”), the Secured Tower Revenue Securities 2023-1, Subclass A (the “Series 2023-1A Securities”), the Secured Tower Revenue Securities, Series 2023-1, Subclass R (the “Series 2023-1R Securities” and, together with the Series 2023-1A Securities, the “2023 Securities”) issued in the Trust Securitizations (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after paying all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of these assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to us for use. As of June 30, 2024, $81.4 million held in such reserve accounts was classified as restricted cash.
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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During the Six Months Ended June 30, 2024	DSCR as of June 30, 2024	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$185.2	18.83x	$322.6	$325.4
Trust Securitizations	AMT Asset Subs	Secured Tower Revenue Securities, Series 2023-1, Subclass A, Secured Tower Revenue Securities, Series 2023-1, Subclass R, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (2)	(3)(5)	$277.4	7.15x	$526.7	$540.2
_____________
(1)Based on the net cash flow of the applicable issuer or borrower as of June 30, 2024 and the expenses payable over the next 12 months on the Series 2015-2 Notes or the Loan, as applicable.
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
We have reviewed our policies and estimates to determine our critical accounting policies for the six months ended June 30, 2024. We have made no material changes to the critical accounting policies described in the 2023 Form 10-K.
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
The carrying value of tenant-related intangible assets in India was $0.3 billion as of June 30, 2024, which represents 3% of our consolidated balance of $11.7 billion. Additionally, a significant reduction in customer related cash flows in India could also impact our tower portfolio and network location intangible assets. The carrying values of our tower portfolio and network location intangibles in India were $0.9 billion and $0.2 billion, respectively, as of June 30, 2024, which represent 10% and 8% of our consolidated balances of $9.1 billion and $3.1 billion, respectively. The carrying value of goodwill in India was $0.6 billion as of June 30, 2024, which represents 4% of our consolidated balance of $12.5 billion.
During the six months ended June 30, 2024, no potential goodwill impairment was identified as the fair value of each of our reporting units was in excess of its carrying amount.

Accounting Standards Update

For a discussion of recent accounting standards updates, see note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of June 30, 2024 consisted of $1.2 billion under the 2021 Multicurrency Credit Facility, $2.1 billion under the 2021 Credit Facility and $1.0 billion under the 2021 Term Loan. A 10% increase in current interest rates would result in an additional $14.0 million of interest expense for the six months ended June 30, 2024.
Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency exchange rate fluctuations. For the six months ended June 30, 2024, 43% of our revenues and 50% of our total operating expenses were denominated in foreign currencies.
As of June 30, 2024, we have incurred intercompany debt that is not considered to be permanently reinvested and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $92.7 million of unrealized losses that would be included in Other income (expense) in our consolidated statements of operations for the six months ended June 30, 2024. As of June 30, 2024, we have 7.5 billion EUR (approximately $8.0 billion) denominated debt outstanding. An adverse change of 10% in the underlying exchange rates of our outstanding EUR debt would result in $0.9 billion of foreign currency losses that would be included in Other expense in our consolidated statements of operations for the six months ended June 30, 2024.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2024 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(c) Insider Trading Arrangements and Policies
Rule 10b5-1 Plans

Olivier Puech, our Executive Vice President and President, Latin America and EMEA, entered into a pre-arranged stock trading plan on May 3, 2024. Mr. Puech’s plan provides for the sale of up to 38,982 shares of our common stock between August 2, 2024 and December 31, 2024.

Eugene M. Noel, our Executive Vice President and President, U.S. Tower Division, entered into a pre-arranged stock trading plan on May 9, 2024. Mr. Noel’s plan provides for the potential exercise of vested stock options and the associated sale of up to 33,135 shares of our common stock between August 12, 2024 and March 10, 2025.

Rodney M. Smith, our Executive Vice President, Chief Financial Officer and Treasurer, entered into a pre-arranged stock trading plan on May 13, 2024. Mr. Smith’s plan provides for the potential exercise of vested stock options and the associated sale of up to 33,135 shares of our common stock between November 14, 2024 and February 21, 2025.

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

ITEM 6.	EXHIBITS

Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.1

3.2	Certificate of Merger, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.2

3.3	Amended and Restated By-Laws of the Company, effective as of December 13, 2023	8-K	001-14195	December 14, 2023	3.1

4.1	Supplemental Indenture No. 6, dated as of May 29, 2024, by and among the Company, U.S. Bank Trust Company, National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent, for the 3.900% Senior Notes due 2030 and the 4.100% Senior Notes due 2034	8-K	001-14195	May 29, 2024	4.1

10.1	Notice of Benchmark Replacement and Amendment No. 2, dated as of June 27, 2024, to the Third Amended and Restated Multicurrency Revolving Credit Agreement dated December 8, 2021, as further amended	Filed herewith as Exhibit 10.1	—	—	—

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1	—	—	—

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2	—	—	—

32	Certifications filed pursuant to 18. U.S.C. Section 1350	Filed herewith as Exhibit 32	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document		—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition	Filed herewith as Exhibit 101

Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	—

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: July 30, 2024	By:	/S/ RODNEY M. SMITH
Rodney M. Smith Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)