Form 10-Q
period 2024-09-30
AMERICAN TOWER CORP /MA/
filed 2024-10-29
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2024.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of October 22, 2024, there were 467,289,399 shares of common stock outstanding.

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,150.3	$1,753.7
Restricted cash	131.9	119.7
Accounts receivable, net	537.8	547.5
Prepaid and other current assets	579.6	559.5
Current assets of discontinued operations	—	729.6
Total current assets	3,399.6	3,710.0
PROPERTY AND EQUIPMENT, net	19,277.5	18,863.2
GOODWILL	12,045.7	12,083.5
OTHER INTANGIBLE ASSETS, net	15,195.1	15,932.3
DEFERRED TAX ASSET	143.3	179.1
DEFERRED RENT ASSET	3,662.4	3,478.2
RIGHT-OF-USE ASSET	8,328.9	8,205.1
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	764.3	755.3
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	—	2,820.9
TOTAL	$62,816.8	$66,027.6
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$221.3	$251.3
Accrued expenses	982.3	1,052.8
Distributions payable	779.3	906.2
Accrued interest	260.1	384.2
Current portion of operating lease liability	599.8	690.4
Current portion of long-term obligations	3,730.5	3,067.3
Unearned revenue	496.2	433.8
Current liabilities of discontinued operations	—	463.3
Total current liabilities	7,069.5	7,249.3
LONG-TERM OBLIGATIONS	33,367.8	35,734.0
OPERATING LEASE LIABILITY	7,083.2	6,815.3
ASSET RETIREMENT OBLIGATIONS	2,503.1	2,080.0
DEFERRED TAX LIABILITY	1,401.4	1,310.6
OTHER NON-CURRENT LIABILITIES	1,198.9	1,149.8
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	823.2
Total liabilities	52,623.9	55,162.2
COMMITMENTS AND CONTINGENCIES
EQUITY (shares in thousands):
Common stock: $0.01 par value; 1,000,000 shares authorized; 478,280 and 477,300 shares issued; and 467,276 and 466,296 shares outstanding, respectively	4.8	4.8
Additional paid-in capital	15,013.8	14,872.9
Distributions in excess of earnings	(4,893.5)	(3,638.8)
Accumulated other comprehensive loss	(5,182.2)	(5,739.5)
Treasury stock (11,004 shares at cost)	(1,301.2)	(1,301.2)
Total American Tower Corporation equity	3,641.7	4,198.2
Noncontrolling interests	6,551.2	6,667.2
Total equity	10,192.9	10,865.4
TOTAL	$62,816.8	$66,027.6
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES:
Property	$2,469.9	$2,494.9	$7,449.6	$7,434.1
Services	52.4	26.2	130.0	122.0
Total operating revenues	2,522.3	2,521.1	7,579.6	7,556.1
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property	626.9	625.5	1,859.2	1,877.0
Services	24.9	12.5	60.8	48.8
Depreciation, amortization and accretion	498.5	723.2	1,527.9	2,203.6
Selling, general, administrative and development expense	227.7	220.3	690.3	700.8
Other operating expense	5.1	26.6	5.0	213.2
Total operating expenses	1,383.1	1,608.1	4,143.2	5,043.4
OPERATING INCOME	1,139.2	913.0	3,436.4	2,512.7
OTHER INCOME (EXPENSE):
Interest income	37.7	33.3	103.1	85.0
Interest expense	(356.8)	(356.5)	(1,083.3)	(1,040.6)
Loss on retirement of long-term obligations	—	—	—	(0.3)
Other (expense) income (including foreign currency (losses) gains of $(337.4), $239.0, $(231.4) and $47.1 respectively)	(269.6)	234.5	(137.1)	41.3
Total other expense	(588.7)	(88.7)	(1,117.3)	(914.6)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	550.5	824.3	2,319.1	1,598.1
Income tax provision	(122.4)	(49.5)	(291.1)	(98.4)
NET INCOME FROM CONTINUING OPERATIONS	428.1	774.8	2,028.0	1,499.7
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	(1,208.5)	(197.5)	(978.3)	(145.9)
NET (LOSS) INCOME	(780.4)	577.3	1,049.7	1,353.8
Net (income) loss attributable to noncontrolling interests	(11.9)	9.6	(24.3)	44.6
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$(792.3)	$586.9	$1,025.4	$1,398.4
NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$416.2	$784.4	$2,003.7	$1,544.3
NET LOSS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$(1,208.5)	$(197.5)	$(978.3)	$(145.9)
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income from continuing operations attributable to American Tower Corporation common stockholders	$0.89	$1.68	$4.29	$3.31
Basic net loss from discontinued operations attributable to American Tower Corporation common stockholders	(2.59)	(0.42)	(2.10)	(0.31)
Basic net (loss) income attributable to American Tower Corporation common stockholders	$(1.70)	$1.26	$2.20	$3.00
Diluted net income from continuing operations attributable to American Tower Corporation common stockholders	$0.89	$1.68	$4.28	$3.31
Diluted net loss from discontinued operations attributable to American Tower Corporation common stockholders	(2.58)	(0.42)	(2.09)	(0.31)
Diluted net (loss) income attributable to American Tower Corporation common stockholders	$(1.69)	$1.26	$2.19	$2.99
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	467,196	466,168	466,919	466,000
DILUTED	468,261	467,161	468,001	467,034
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(780.4)	$577.3	1,049.7	$1,353.8
Other comprehensive income (loss):
Reclassification of cumulative translation adjustments associated with the sale of ATC TIPL	1,072.3	—	1,072.3	—
Foreign currency translation adjustments, net of tax expense (benefit) of $0.1, $(0.2), $(0.2), and $0.0, respectively	350.5	(624.6)	(491.5)	(406.1)
Other comprehensive income (loss)	1,422.8	(624.6)	580.8	(406.1)
Comprehensive income (loss)	642.4	(47.3)	1,630.5	947.7
Comprehensive (income) loss attributable to noncontrolling interests	(155.1)	128.9	(47.8)	103.1
Comprehensive income attributable to American Tower Corporation stockholders	$487.3	$81.6	$1,582.7	$1,050.8
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,049.7	$1,353.8
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, amortization and accretion	1,623.9	2,321.6
Stock-based compensation expense	161.7	158.0
Loss on early retirement of long-term obligations	—	0.3
Loss on sale of ATC TIPL	1,245.5	—
Other non-cash items reflected in statements of operations	320.9	413.9
Increase in net deferred rent balances	(220.4)	(341.4)
Right-of-use asset and Operating lease liability, net	27.0	(60.5)
Changes in unearned revenue	56.1	0.0
Increase in assets	(130.3)	(268.1)
(Decrease) increase in liabilities	(42.6)	2.9
Cash provided by operating activities	4,091.5	3,580.5
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(1,146.6)	(1,273.5)
Payments for acquisitions, net of cash acquired	(114.9)	(151.9)
Proceeds from sale of short-term investments and other non-current assets	253.2	13.0
Proceeds from the sale of ATC TIPL	2,158.8	—
Deposits and other	(379.2)	246.8
Cash provided by (used for) investing activities	771.3	(1,165.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	8.8	147.3
Borrowings under credit facilities	6,147.9	5,370.0
Proceeds from issuance of senior notes, net	2,374.1	5,678.3
Proceeds from issuance of securities in securitization transaction	—	1,300.0
Repayments of notes payable, credit facilities, senior notes, secured debt, term loans and finance leases	(10,435.8)	(12,437.1)
Distributions to noncontrolling interest holders	(361.8)	(34.4)
Contributions from noncontrolling interest holders	103.7	3.0
Proceeds from stock options and employee stock purchase plan	38.1	12.3
Distributions paid on common stock	(2,316.9)	(2,193.2)
Deferred financing costs and other financing activities	(102.0)	(127.7)
Cash used for financing activities	(4,543.9)	(2,281.5)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(130.1)	(42.5)
NET INCREASE IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	188.8	90.9
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	2,093.4	2,140.7
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$2,282.2	$2,231.6
CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $25.4 AND $27.5, RESPECTIVELY)	$224.4	$197.4
CASH PAID FOR INTEREST	$1,216.7	$1,054.8
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment under finance leases and perpetual easements	$14.2	$22.6
Decrease in accounts payable and accrued expenses for purchases of property and equipment and construction activities	$(57.6)	$(56.8)
Distributions to noncontrolling interest holders	$(49.9)	$—
Contributions from noncontrolling interest holders	$49.9	$—
Contribution to equity method investment	$14.6	$—
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Three Months Ended September 30, 2023 and 2024	Issued Shares	Amount	Shares	Amount
BALANCE, JULY 1, 2023	477,138	$4.8	(11,004)	$(1,301.2)	$14,779.2	$(5,560.6)	$(2,755.8)	$6,840.8	$12,007.2
Stock-based compensation related activity	26	0.0	—	—	43.8	—	—	—	43.8
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(505.3)	—	(119.3)	(624.6)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	1.1	1.1
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(11.8)	(11.8)
Common stock distributions declared	—	—	—	—	—	—	(758.5)	—	(758.5)
Net income (loss)	—	—	—	—	—	—	586.9	(9.6)	577.3
BALANCE, SEPTEMBER 30, 2023	477,164	$4.8	(11,004)	$(1,301.2)	$14,823.0	$(6,065.9)	$(2,927.4)	$6,701.2	$11,234.5

BALANCE, JULY 1, 2024	478,081	$4.8	(11,004)	$(1,301.2)	$14,955.0	$(6,461.8)	$(3,340.8)	$6,567.5	$10,423.5
Stock-based compensation related activity	199	0.0	—	—	58.8	—	—	—	58.8
Foreign currency translation adjustment, net of tax	—	—	—	—	—	207.3	—	143.2	350.5
Reclassification of cumulative translation adjustments associated with sale of ATC TIPL	—	—	—	—	—	1,072.3	—	—	1,072.3
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	1.2	1.2
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(172.6)	(172.6)
Common stock distributions declared	—	—	—	—	—	—	(760.4)	—	(760.4)
Net (loss) income	—	—	—	—	—	—	(792.3)	11.9	(780.4)
BALANCE, SEPTEMBER 30, 2024	478,280	$4.8	(11,004)	$(1,301.2)	$15,013.8	$(5,182.2)	$(4,893.5)	$6,551.2	$10,192.9

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Nine Months Ended September 30, 2023 and 2024	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2023	476,623	$4.8	(11,004)	$(1,301.2)	$14,689.0	$(5,718.3)	$(2,101.9)	$6,836.1	$12,408.5
Stock-based compensation related activity	489	0.0	—	—	125.8	—	—	—	125.8
Issuance of common stock- stock purchase plan	52	0.0	—	—	8.2	—	—	—	8.2
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(347.6)	—	(58.5)	(406.1)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	11.6	11.6
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(43.4)	(43.4)
Common stock distributions declared	—	—	—	—	—	—	(2,223.9)	—	(2,223.9)
Net income (loss)	—	—	—	—	—	—	1,398.4	(44.6)	1,353.8
BALANCE, SEPTEMBER 30, 2023	477,164	$4.8	(11,004)	$(1,301.2)	$14,823.0	$(6,065.9)	$(2,927.4)	$6,701.2	$11,234.5

BALANCE, JANUARY 1, 2024	477,300	$4.8	(11,004)	$(1,301.2)	$14,872.9	$(5,739.5)	$(3,638.8)	$6,667.2	$10,865.4
Stock-based compensation related activity	928	0.0	—	—	132.2	—	—	—	132.2
Issuance of common stock- stock purchase plan	52	0.0	—	—	8.7	—	—	—	8.7
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(515.0)	—	23.5	(491.5)
Reclassification of cumulative translation adjustments associated with sale of ATC TIPL	—	—	—	—	—	1,072.3	—	—	1,072.3
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	153.6	153.6
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(317.4)	(317.4)
Common stock distributions declared	—	—	—	—	—	—	(2,280.1)	—	(2,280.1)
Net income	—	—	—	—	—	—	1,025.4	24.3	1,049.7
BALANCE, SEPTEMBER 30, 2024	478,280	$4.8	(11,004)	$(1,301.2)	$15,013.8	$(5,182.2)	$(4,893.5)	$6,551.2	$10,192.9

See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated and condensed consolidated financial statements have been prepared by American Tower Corporation (together with its subsidiaries, “ATC” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included. The consolidated and condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the entire year.
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
As of September 30, 2024, the Company holds (i) a 52% controlling interest in subsidiaries whose holdings consist of the Company’s operations in France, Germany and Spain (such subsidiaries collectively, “ATC Europe”) (Allianz and CDPQ (each as defined in note 11) hold the noncontrolling interests), (ii) a 51% controlling interest in a joint venture whose holdings consist of the Company’s operations in Bangladesh (Confidence Tower Holdings Ltd. (“Confidence Group”) holds the noncontrolling interest) and (iii) a controlling common equity interest of approximately 72% in the Company’s U.S. data center business (Stonepeak (as defined and further discussed in note 11) holds approximately 28% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity). As of September 30, 2024, ATC Europe holds an 87% and an 83% controlling interest in subsidiaries that consist of the Company’s operations in Germany and Spain, respectively (PGGM holds the noncontrolling interests). See note 11 for a discussion of changes to the Company’s noncontrolling interests during the nine months ended September 30, 2024 and 2023.
ATC TIPL Transaction—On September 12, 2024, the Company completed the sale of its subsidiary ATC Telecom Infrastructure Private Limited (“ATC TIPL”), which held the Company’s operations in India. The divestiture qualified for presentation as discontinued operations. See note 15 for further discussion. Prior to the divestiture and classification as discontinued operations, ATC TIPL’s operating results were included within the Asia-Pacific property segment. Historical financial information included in this Quarterly Report on Form 10-Q has been adjusted to reflect the operating results of ATC TIPL as discontinued operations for all periods presented.
Australia & New Zealand—During the three months ended September 30, 2024, the Company, through its subsidiary, ATC Asia Pacific Pte. Ltd., entered into agreements pursuant to which it expects to sell 100% of the ownership interests in its subsidiaries in Australia (“ATC Australia”) and New Zealand (“ATC New Zealand”) for total aggregate consideration of approximately $78.2 million as of the dates of signing, subject to certain adjustments. ATC Australia and ATC New Zealand’s operating results are included within the Asia-Pacific property segment. The divestitures will not qualify for presentation as discontinued operations.
Reportable Segments—The Company reports its results in seven segments – U.S. & Canada property, Asia-Pacific property, Africa property, Europe property, Latin America property, Data Centers and Services, which are discussed further in note 14.
Significant Accounting Policies—The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements included in the 2023 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2024, other than those noted below.
Assets Held for Sale—The Company considers long-lived assets to be “held for sale” upon satisfaction of the following criteria: (a) management commits to a plan to sell an asset (or group of assets), (b) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets, (c) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, (d) the sale of the asset is probable and transfer of the asset is expected to be completed within one year, (e) the asset is being

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
actively marketed for sale at a price that is reasonable in relation to its current fair value and (f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Typically, these criteria are all met when the relevant assets are under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing.
Assets classified as held for sale are reported at the lesser of the carrying value, or estimated fair value, less estimated costs to sell and are not depreciated. The Company reassesses the fair value less costs to sell of assets held for sale in each reporting period in which they are classified as held for sale. Gains (losses) on held for sale assets are recorded in Other operating income in the accompanying consolidated statements of operations.
Discontinued Operations—The Company classifies the results of operations related to a disposal of assets and liabilities (“the disposal group”) in discontinued operations in the consolidated statements of operations if all of the following criteria are met: (a) the operations and cash flows of the disposal group can be clearly distinguished from the rest of the Company, (b) the disposal group meets the criteria to be classified as held for sale (as described above) or has been sold or disposed of by other means and (c) the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results.
The results of operations classified as discontinued operations are reported in Loss from discontinued operations, net of taxes in the accompanying consolidated statements of operations for all periods presented. Historical financial information included in the notes to the consolidated financial statements is adjusted to reflect the classification of results of operations as discontinued operations. See note 15 for a discussion of the results of operations classified as discontinued operations as of September 30, 2024.
Property and Equipment—The Company finalized its review of the estimated useful lives of its tower assets during the first quarter of 2024. The Company now has over 20 years of operating history, and determined that it should modify its current estimates for asset lives based on its historical operating experience. The Company retained an independent consultant to assist the Company in completing this review and analysis. The Company previously depreciated its towers on a straight-line basis over the shorter of the term of the underlying ground lease (including renewal options) taking into account residual value or the estimated useful life of the tower, which the Company had historically estimated to be 20 years. The Company determined that the estimated useful life of its tower assets is 30 years, before taking into account residual value. Additionally, certain of the Company’s intangible assets are amortized on a similar basis to its tower assets, as the estimated useful lives of such intangible assets correlate to the useful life of the towers. The Company accounted for the changes in the useful lives as a change in accounting estimate under ASC 250 Accounting Changes and Error Corrections, which were recorded prospectively beginning on January 1, 2024. On January 1, 2024, the Company began depreciating its towers and related intangible assets on a straight-line basis over the remaining estimated useful life of the tower, taking into account the extended useful life and residual value. The extension of the asset lives (i) resulted in an approximately $515 million increase in the right of use asset, as additional renewal options may be included, with an offsetting adjustment made to increase the related operating lease liability and (ii) is expected to result in an estimated $730 million decrease in depreciation and amortization expense for the year ended December 31, 2024.
Asset Retirement Obligations—The Company finalized its review of the estimated settlement dates for its asset retirement obligations during the nine months ended September 30, 2024. The Company now has over 20 years of operating history, and determined that it should modify its current estimated settlement dates based on its historical operating experience, management’s intent with respect to the assets, and the assets’ estimated useful lives. Based on its review and analysis, the Company concluded that a revision in the estimated settlement dates for its asset retirement obligations was appropriate. The Company accounted for the change in estimated settlement dates as a change in accounting estimate under ASC 250 Accounting Changes and Error Corrections, which was recorded prospectively beginning on January 1, 2024. The extension in the estimated settlement dates (i) resulted in a $470 million increase in the asset retirement obligation liability, with an offsetting adjustment made to the related long-lived tangible asset and an $875 million increase in the estimated undiscounted future cash outlay for asset retirement obligations, and (ii) is expected to result in an estimated $75 million decrease in accretion expense for the year ended December 31, 2024.
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
Cash and Cash Equivalents and Restricted Cash—The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statements of cash flows is as follows:

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents	$2,150.3	$1,985.8
Restricted cash	131.9	111.6
Cash and cash equivalents included in assets of discontinued operations	—	133.1
Restricted cash included in assets of discontinued operations	—	1.1
Total cash, cash equivalents and restricted cash	$2,282.2	$2,231.6
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
Non-lease property revenue—Non-lease property revenue consists primarily of revenue generated from DAS networks, fiber and other property related revenue. DAS networks and fiber arrangements generally require that the Company provide the tenant the right to use available capacity on the applicable communications infrastructure. Performance obligations are satisfied over time for the duration of the arrangements. Non-lease property revenue also includes revenue generated from interconnection offerings in the Company’s data center facilities. Interconnection offerings are generally contracted on a month-to-month basis and are cancellable by the Company or the data center customer at any time. Performance obligations are satisfied over time for the duration of the arrangements. Other property related revenue streams, which include site inspections, are not material on either an individual or consolidated basis. There were no material changes in the receivables, contract assets and contract liabilities from contracts with customers for the three and nine months ended September 30, 2024.
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
A summary of revenue disaggregated by source and geography is as follows:

Three Months Ended September 30, 2024	U.S. & Canada	Asia-Pacific (1)	Africa	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$67.6	$—	$6.4	$4.4	$25.6	$34.0	$138.0
Services revenue	52.4	—	—	—	—	—	52.4
Total non-lease revenue	$120.0	$—	$6.4	$4.4	$25.6	$34.0	$190.4
Property lease revenue	1,250.4	5.7	290.5	208.4	377.2	199.7	2,331.9
Total revenue	$1,370.4	$5.7	$296.9	$212.8	$402.8	$233.7	$2,522.3

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
_______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See note 15 for further discussion.

Three Months Ended September 30, 2023	U.S. & Canada	Asia-Pacific (1)	Africa	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$91.3	$—	$5.8	$3.0	$29.8	$29.6	$159.5
Services revenue	26.2	—	—	—	—	—	26.2
Total non-lease revenue	$117.5	$—	$5.8	$3.0	$29.8	$29.6	$185.7
Property lease revenue	1,233.2	4.8	287.9	197.4	429.8	182.3	2,335.4
Total revenue	$1,350.7	$4.8	$293.7	$200.4	$459.6	$211.9	$2,521.1
_______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See note 15 for further discussion.

Nine Months Ended September 30, 2024	U.S. & Canada	Asia-Pacific (1)	Africa	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$217.7	$—	$18.7	$13.1	$81.9	$98.4	$429.8
Services revenue	130.0	—	—	—	—	—	130.0
Total non-lease revenue	$347.7	$—	$18.7	$13.1	$81.9	$98.4	$559.8
Property lease revenue	3,726.4	16.1	864.1	607.4	1,215.1	590.7	7,019.8
Total revenue	$4,074.1	$16.1	$882.8	$620.5	$1,297.0	$689.1	$7,579.6
_______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See note 15 for further discussion.

Nine Months Ended September 30, 2023	U.S. & Canada	Asia-Pacific (1)	Africa	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$246.2	$—	$18.4	$10.5	$99.6	$86.2	$460.9
Services revenue	122.0	—	—	—	—	—	122.0
Total non-lease revenue	$368.2	$—	$18.4	$10.5	$99.6	$86.2	$582.9
Property lease revenue	3,669.1	13.7	913.5	579.8	1,263.5	533.6	6,973.2
Total revenue	$4,037.3	$13.7	$931.9	$590.3	$1,363.1	$619.8	$7,556.1
_______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See note 15 for further discussion.
Property revenue for the three months ended September 30, 2024 and 2023 includes straight-line revenue of $68.5 million and $108.2 million, respectively. Property revenue for the nine months ended September 30, 2024 and 2023 includes straight-line revenue of $221.7 million and $340.4 million, respectively.
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
During the nine months ended September 30, 2023, the Company deferred recognition of revenue of approximately $61.9 million, net of recoveries, related to a customer of ATC TIPL in India. During the nine months ended September 30, 2024, the Company recognized approximately $95.7 million of this previously deferred revenue. As of September 30, 2024, the Company has fully recognized this previously deferred revenue. Amounts are recorded in Loss from discontinued operations, net of taxes in the consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023. The Company completed the sale of ATC TIPL during the three months ended September 30, 2024 (see note 15 for further discussion).

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Stonepeak Development Partnership— During the nine months ended September 30, 2024, the Company entered into an agreement with Stonepeak (as defined in note 11) to form a joint venture to construct a new data center in Denver, CO (the “Stonepeak Development Partnership”). At formation, the Company contributed assets with a value of $14.6 million to the Stonepeak Development Partnership and acquired a minority ownership interest (Stonepeak holds the controlling interests). The Company accounts for the Stonepeak Development Partnership as an equity method investment. Under this method, investments are recorded at cost, and are adjusted for the Company’s share of the entities’ income or loss and for distributions and contributions. The investment is recorded in Other non-current assets in the consolidated balance sheets.
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
2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	As of
	September 30, 2024	December 31, 2023
Prepaid assets	$109.4	$90.7
Prepaid income tax	94.9	62.7
Unbilled receivables	243.0	185.9
Value added tax and other consumption tax receivables	31.9	79.8
Other miscellaneous current assets	100.4	140.4
Prepaid and other current assets	$579.6	$559.5
3.    LEASES
The Company determines if an arrangement is a lease at the inception of the agreement. The Company considers an arrangement to be a lease if it conveys the right to control the use of the communications infrastructure or ground space underneath communications infrastructure for a period of time in exchange for consideration. The Company is both a lessor and a lessee.
During the nine months ended September 30, 2024, the Company made no changes to the methods described in note 4 to its consolidated financial statements included in the 2023 Form 10-K. As of September 30, 2024, the Company does not

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
have any material related party leases as either a lessor or a lessee. To the extent there are any intercompany leases, these are eliminated in consolidation.
Lessor— Historically, the Company has been able to successfully renew its applicable leases as needed to ensure continuation of its revenue. Accordingly, the Company assumes that it will have access to the communications infrastructure or ground space underlying its sites when calculating future minimum rental receipts through the end of the respective terms. Future minimum rental receipts expected under non-cancellable operating lease agreements as of September 30, 2024 were as follows:

Fiscal Year	Amount (1) (2) (3)
Remainder of 2024	$1,995.3
2025	7,641.2
2026	7,267.2
2027	7,098.6
2028	5,788.4
Thereafter	25,016.8
Total	$54,807.5
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
(2)Balances represent contractual amounts owed with no adjustments made for expected collectibility.
(3)Balances reflect a reduction of the future minimum rental receipts due to the ATC TIPL Transaction (as defined in note 15).
If incentives are present in the Company’s leases, they are evaluated to determine proper treatment and, to the extent present, are recorded in Other current assets and Other non-current assets in the consolidated balance sheets and amortized on a straight line basis over the corresponding lease term as a non-cash reduction to revenue. As of September 30, 2024, the remaining weighted average amortization period of the Company’s lease incentives was 10 years. As of September 30, 2024, Other current assets and Other non-current assets include $36.6 million and $337.7 million, respectively, for lease incentives.

Lessee—The Company assesses its right-of-use asset and other lease-related assets for impairment, as described in note 1 to the Company’s consolidated financial statements included in the 2023 Form 10-K. There were no material impairments recorded related to these assets during the three and nine months ended September 30, 2024 and 2023.
The Company leases certain land, buildings, equipment and office space under operating leases and land and improvements, towers, equipment and vehicles under finance leases. As of September 30, 2024, operating lease assets were included in Right-of-use asset and finance lease assets were included in Property and equipment, net in the consolidated balance sheet. During the nine months ended September 30, 2024, there were no material changes in the terms and provisions of the Company’s operating leases in which the Company is a lessee, other than those related to the change in estimated useful lives as described in note 1. As a result of the change in estimated useful lives of its assets, the Company reviewed its lease portfolio to determine whether additional renewal options were likely to be exercised. The Company concluded that these incremental renewals were lease modifications and has accounted for them accordingly. The extension of the asset lives resulted in an approximately $515 million increase in the right of use asset, as additional renewal options may be included, with an offsetting adjustment made to increase the related operating lease liability. There were no material changes in finance lease assets and liabilities during the nine months ended September 30, 2024.
Information about other lease-related balances is as follows:

	As of
	September 30, 2024	December 31, 2023
Operating leases:
Right-of-use asset	$8,328.9	$8,205.1

Current portion of lease liability	$599.8	$690.4
Lease liability	7,083.2	6,815.3
Total operating lease liability	$7,683.0	$7,505.7
The weighted-average remaining lease terms and incremental borrowing rates are as follows:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	As of
	September 30, 2024	December 31, 2023
Operating leases:
Weighted-average remaining lease term (years) (1)	13.9	11.9
Weighted-average incremental borrowing rate	5.9%	5.5%
______________
(1)As of September 30, 2024, reflects the change in estimated useful lives as described in note 1.
The following table sets forth the components of lease cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$154.7	$274.7	$721.3	$813.4
Variable lease costs not included in lease liability (1)	213.0	104.7	391.3	321.0
______________
(1)Primarily includes property tax paid on behalf of the landlord.
Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(935.0)	$(962.1)

Non-cash items:
New operating leases (1)	$135.6	$166.6
Operating lease modifications and reassessments (2)	$818.1	$290.2
Reduction of operating lease liability due to the ATC TIPL Transaction	$(766.4)	$—
______________
(1)Amount includes new operating leases and leases acquired in connection with acquisitions.
(2)For the nine months ended September 30, 2024, reflects the change in estimated useful lives as described in note 1.

Cash flows related to discontinued operations have not been segregated and are included in the consolidated balances.

As of September 30, 2024, the Company does not have material operating or financing leases that have not yet commenced.
Maturities of operating lease liabilities as of September 30, 2024 were as follows:

Fiscal Year	Operating Lease (1)
Remainder of 2024	$270.4
2025	977.0
2026	942.3
2027	901.2
2028	854.3
Thereafter	7,986.7
Total lease payments	11,931.9
Less amounts representing interest	(4,248.9)
Total lease liability	7,683.0
Less current portion of lease liability	599.8
Non-current lease liability	$7,083.2
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
4.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying value of goodwill for each of the Company’s business segments were as follows:

	Property						Services	Total (1)
	U.S. & Canada	Asia-Pacific (1)	Africa	Europe	Latin America	Data Centers
Balance as of January 1, 2024	$4,638.6	$7.2	$497.7	$3,051.9	$966.1	$2,920.0	$2.0	$12,083.5
Effect of foreign currency translation	(1.0)	(0.6)	20.6	26.5	(83.3)	—	—	(37.8)
Balance as of September 30, 2024	$4,637.6	$6.6	$518.3	$3,078.4	$882.8	$2,920.0	$2.0	$12,045.7
_______________
(1)Balance as of January 1, 2024, excludes goodwill associated with the India reporting unit, which is reported as discontinued operations. See note 15 for further discussion.
India Goodwill Impairment
The Company reviews goodwill for impairment annually (as of December 31) or whenever events or circumstances indicate the carrying amount of an asset may not be recoverable, as further discussed in note 1 to its consolidated financial statements included in the 2023 Form 10-K.
The Company concluded that a triggering event occurred as of September 30, 2023 with respect to its India reporting unit primarily due to indications of value received from third parties in connection with the Company’s review of various strategic alternatives for its India operations, which concluded in the ATC TIPL Transaction. As a result, the Company performed an interim quantitative goodwill impairment test as of September 30, 2023, using, among other things, the information obtained from third parties to compare the estimated fair value of the India reporting unit to its carrying amount, including goodwill. The result of the Company’s interim goodwill impairment test as of September 30, 2023 indicated that the carrying amount of the Company's India reporting unit exceeded its estimated fair value. As a result, the Company recorded a goodwill impairment charge of $322.0 million during the three months ended September 30, 2023. The goodwill impairment charge is recorded in Loss from discontinued operations, net of taxes in the consolidated statements of operations for the three and nine months ended September 30, 2023.
The Company’s other intangible assets subject to amortization consisted of the following:

		As of September 30, 2024			As of December 31, 2023
	Estimated Useful Lives (years) (1)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired network location intangibles (2)	Up to 30	$5,499.3	$(2,675.2)	$2,824.1	$5,584.9	$(2,622.8)	$2,962.1
Acquired tenant-related intangibles	Up to 30	18,242.1	(6,842.3)	11,399.8	18,328.3	(6,477.1)	11,851.2
Acquired licenses and other intangibles	2-30	1,436.5	(465.3)	971.2	1,560.7	(441.7)	1,119.0
Total other intangible assets		$25,177.9	$(9,982.8)	$15,195.1	$25,473.9	$(9,541.6)	$15,932.3
_______________
(1)As of September 30, 2024, reflects the change in estimated useful lives as described in note 1.
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
The Company amortizes its acquired intangible assets on a straight-line basis over their estimated useful lives. As of September 30, 2024, the remaining weighted average amortization period of the Company’s intangible assets was 20 years. Amortization of intangible assets for the three and nine months ended September 30, 2024 was $221.4 million and $675.0 million, respectively. Amortization of intangible assets for the three and nine months ended September 30, 2023 was $338.8 million and $1.0 billion, respectively. Based on current exchange rates, the Company expects to record amortization expense as follows over the remainder of the current year and the five subsequent years:

Fiscal Year	Amount (1)
Remainder of 2024	$220.7
2025	868.7
2026	830.3
2027	819.2
2028	810.2
2029	793.6
______________
(1)As of September 30, 2024, reflects the change in estimated useful lives as described in note 1.
5.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of
	September 30, 2024	December 31, 2023
Accrued construction costs	$128.9	$180.0
Accrued income tax payable	29.5	16.3
Accrued pass-through costs	62.3	34.0
Amounts payable for acquisitions	4.4	27.7
Amounts payable to tenants	79.9	102.5
Accrued property and real estate taxes	209.2	194.9
Accrued rent	54.8	51.8
Payroll and related withholdings	118.5	134.0
Other accrued expenses	294.8	311.6
Total accrued expenses	$982.3	$1,052.8
6.    LONG-TERM OBLIGATIONS
Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums and debt issuance costs, consisted of the following:

	As of
	September 30, 2024	December 31, 2023	Maturity Date
2021 Multicurrency Credit Facility (1) (2)	$140.0	$723.4	July 1, 2026
2021 Term Loan (1)	997.7	997.0	January 31, 2027
2021 Credit Facility (1)	1,068.0	1,603.4	July 1, 2028
2021 EUR Three Year Delayed Draw Term Loan (1) (2) (3)	—	910.7	N/A
0.600% senior notes (4)	—	500.0	N/A
5.00% senior notes (5)	—	1,000.1	N/A
3.375% senior notes (6)	—	649.7	N/A
2.950% senior notes	649.6	648.2	January 15, 2025
2.400% senior notes	749.4	748.5	March 15, 2025
1.375% senior notes (7)	556.0	550.0	April 4, 2025
4.000% senior notes	749.1	748.1	June 1, 2025

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

1.300% senior notes	499.0	498.3	September 15, 2025
4.400% senior notes	499.2	498.7	February 15, 2026
1.600% senior notes	698.2	697.4	April 15, 2026
1.950% senior notes (7)	555.1	549.6	May 22, 2026
1.450% senior notes	597.0	595.9	September 15, 2026
3.375% senior notes	996.1	994.7	October 15, 2026
3.125% senior notes	399.2	398.9	January 15, 2027
2.750% senior notes	747.7	747.0	January 15, 2027
0.450% senior notes (7)	832.4	824.3	January 15, 2027
0.400% senior notes (7)	553.9	548.2	February 15, 2027
3.650% senior notes	646.0	644.8	March 15, 2027
4.125% senior notes (7)	665.1	658.6	May 16, 2027
3.55% senior notes	747.7	747.1	July 15, 2027
3.600% senior notes	696.7	696.0	January 15, 2028
0.500% senior notes (7)	830.9	822.8	January 15, 2028
1.500% senior notes	647.6	647.1	January 31, 2028
5.500% senior notes	694.7	693.6	March 15, 2028
5.250% senior notes	644.8	643.9	July 15, 2028
5.800% senior notes	744.3	743.4	November 15, 2028
5.200% senior notes	643.4	—	February 15, 2029
3.950% senior notes	594.5	593.7	March 15, 2029
0.875% senior notes (7)	831.4	823.7	May 21, 2029
3.800% senior notes	1,640.0	1,638.6	August 15, 2029
2.900% senior notes	744.9	744.2	January 15, 2030
3.900% senior notes (7)	551.7	—	May 16, 2030
2.100% senior notes	743.9	743.1	June 15, 2030
0.950% senior notes (7)	551.4	546.0	October 5, 2030
1.875% senior notes	794.0	793.3	October 15, 2030
2.700% senior notes	695.5	695.0	April 15, 2031
4.625% senior notes (7)	550.6	545.2	May 16, 2031
2.300% senior notes	693.4	692.7	September 15, 2031
1.000% senior notes (7)	718.2	711.5	January 15, 2032
4.050% senior notes	643.5	642.9	March 15, 2032
5.650% senior notes	791.2	790.6	March 15, 2033
1.250% senior notes (7)	551.0	545.8	May 21, 2033
5.550% senior notes	841.2	840.6	July 15, 2033
5.900% senior notes	742.0	741.5	November 15, 2033
5.450% senior notes	640.4	—	February 15, 2034
4.100% senior notes (7)	549.5	—	May 16, 2034
3.700% senior notes	592.6	592.4	October 15, 2049
3.100% senior notes	1,038.8	1,038.6	June 15, 2050
2.950% senior notes	1,023.6	1,023.2	January 15, 2051
Total American Tower Corporation debt	34,772.1	36,472.0

Series 2015-2 notes (8)	524.6	524.1	June 16, 2025
Series 2018-1A securities (9)	497.4	496.8	March 15, 2028
Series 2023-1A securities (10)	1,287.0	1,284.4	March 15, 2028
Other subsidiary debt (11) (12)	—	3.4	Various
Total American Tower subsidiary debt	2,309.0	2,308.7
Finance lease obligations	17.2	20.6
Total	37,098.3	38,801.3
Less current portion of long-term obligations	(3,730.5)	(3,067.3)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Long-term obligations	$33,367.8	$35,734.0
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
(11)As of December 31, 2023, includes amounts drawn under letters of credit in Nigeria, which are denominated in USD.
(12)As of December 31, 2023, excludes borrowings under the India Term Loan (as defined in note 15), which is included within Current liabilities of discontinued operations in the consolidated balance sheets.
Current portion of long-term obligations—The Company’s current portion of long-term obligations primarily includes (i) $650.0 million aggregate principal amount of the Company’s 2.950% senior unsecured notes due January 15, 2025, (ii) $750.0 million aggregate principal amount of the Company’s 2.400% senior unsecured notes due March 15, 2025, (iii) €500.0 million aggregate principal amount of the Company’s 1.375% senior unsecured notes due April 4, 2025, (iv) $750.0 million aggregate principal amount of the Company’s 4.000% senior unsecured notes due June 1, 2025, (v) $500.0 million aggregate principal amount of the Company’s 1.300% senior unsecured notes due September 15, 2025 and (vi) $525.0 million aggregate principal amount of the Company’s Secured Tower Revenue Notes, Series 2015-2, Class A due June 16, 2025.
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
Bank Facilities
2021 Multicurrency Credit Facility—During the nine months ended September 30, 2024, the Company borrowed an aggregate of $4.6 billion, including 0.9 billion EUR ($1.0 billion as of the borrowing date) and repaid an aggregate of $5.2 billion, including 1.1 billion EUR ($1.2 billion as of the repayment date), of revolving indebtedness under the Company’s $6.0 billion senior unsecured multicurrency revolving credit facility, as amended and restated in December 2021, as further amended (the “2021 Multicurrency Credit Facility”). The Company used the borrowings to repay outstanding indebtedness, including the 0.600% Notes, the 5.00% Notes and the 2021 EUR Three Year Delayed Draw Term Loan (as defined below), and for general corporate purposes. The Company used the proceeds from the ATC TIPL Transaction to repay existing indebtedness under the 2021 Multicurrency Credit Facility. As of September 30, 2024, there are no EUR borrowings outstanding under the 2021 Multicurrency Credit Facility.
2021 Credit Facility—During the nine months ended September 30, 2024, the Company borrowed an aggregate of $1.5 billion and repaid an aggregate of $2.1 billion of revolving indebtedness under the Company’s $4.0 billion senior unsecured revolving credit facility, as amended and restated in December 2021, as further amended (the “2021 Credit Facility”). The Company used the borrowings to repay outstanding indebtedness, including the 3.375% Notes, and for general corporate purposes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Repayment of 2021 EUR Three Year Delayed Draw Term Loan—On May 21, 2024, the Company repaid all amounts outstanding under its 825 million EUR ($895.5 million as of the repayment date) unsecured term loan, as amended in December 2021 (the “2021 EUR Three Year Delayed Draw Term Loan”) using borrowings under the 2021 Multicurrency Credit Facility.
As of September 30, 2024, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the Company’s $1.0 billion unsecured term loan, as amended and restated in December 2021, as further amended (the “2021 Term Loan”) were as follows:

	Outstanding Principal Balance (in millions)	Undrawn letters of credit (in millions)	Maturity Date		Current margin over SOFR or EURIBOR (1)	Current commitment fee (2)
2021 Multicurrency Credit Facility	$140.0	$5.2	July 1, 2026	(3)	1.125%	0.110%
2021 Credit Facility	1,068.0	30.4	July 1, 2028	(3)	1.125%	0.110%
2021 Term Loan	1,000.0	N/A	January 31, 2027		1.125%	N/A
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
Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows:

	September 30, 2024			December 31, 2023
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investments in equity securities (1)	$122.1	$5.3	—	$28.2	$5.3	—
VIL OCDs (2)	—	—	—	—	$192.3	—
_______________
(1)Investments in equity securities are recorded in Notes receivable and other non-current assets in the consolidated balance sheets at fair value. Unrealized holding gains and losses for equity securities are recorded in Other income (expense) in the consolidated statements of operations in the current period. During the three and nine months ended September 30, 2024 and 2023, the Company recognized unrealized gains (losses) of $67.9 million, $(4.2) million, $93.9 million and $(4.8) million, respectively, for equity securities held as of September 30, 2024.
(2)As of December 31, 2023, included within Current assets of discontinued operations in the consolidated balance sheets.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
VIL Optionally Convertible Debentures—In February 2023, and as amended in August 2023, one of the Company’s customers in India, Vodafone Idea Limited (“VIL”), issued optionally convertible debentures (the “VIL OCDs”) to the Company’s subsidiary, ATC TIPL, in exchange for VIL’s payment of certain amounts towards accounts receivables. The VIL OCDs were (a) to be repaid by VIL with interest or (b) convertible into equity of VIL. The VIL OCDs were issued for an aggregate face value of 16.0 billion INR (approximately $193.2 million on the date of issuance). The VIL OCDs were to mature in tranches with 8.0 billion INR (approximately $96.6 million on the date of issuance) maturing on August 27, 2023 and 8.0 billion INR (approximately $96.6 million on the date of issuance) maturing on August 27, 2024. In August 2023, the Company amended the agreements governing the VIL OCDs to, among other items, extend the maturity of the first tranche of the VIL OCDs to August 27, 2024. The fair value of the VIL OCDs at issuance was approximately $116.5 million. The VIL OCDs accrued interest at a rate of 11.2% annually. Interest was payable to ATC TIPL semi-annually, with the first payment received in September 2023.
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
During the nine months ended September 30, 2024, the Company recognized a gain of $46.4 million on the sales of the VIL Shares and the VIL OCDs. The gains on the sales of the VIL Shares and the VIL OCDs are recorded in Loss from discontinued operations, net of taxes in the consolidated statements of operations in the current period. As of September 30, 2024, none of the VIL Shares or the VIL OCDs remained outstanding.
Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. There were no material long-lived asset impairments during the three and nine months ended September 30, 2024 or 2023 and there were no significant unobservable inputs used to determine the fair value of long-lived assets during the three and nine months ended September 30, 2024 or 2023.
During the nine months ended September 30, 2023, the Company undertook a process to evaluate various strategic alternatives with respect to its India operations, which resulted in the ATC TIPL Transaction. As part of this process, the Company received indications of value from third parties, which were less than the carrying value of the India reporting unit. The Company incorporated this information as a significant input used to determine the fair value of the India reporting unit as of September 30, 2023. During the three and nine months ended September 30, 2023, the Company recorded a goodwill impairment of $322.0 million, as discussed further in note 4.
There were no other items measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2024 or 2023.
Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at September 30, 2024 and December 31, 2023 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of September 30, 2024 and December 31, 2023, the carrying value of long-term obligations, including the current portion, and amounts presented as discontinued operations, was $37.1 billion and $38.9 billion, respectively. As of September 30, 2024, the fair value of long-term obligations, including the current portion, was $35.7 billion, of which $31.2 billion was measured using Level 1 inputs and $4.5 billion was measured using Level 2 inputs. As of December 31, 2023, the fair value of long-term obligations, including the current portion, and amounts presented as discontinued operations, was $36.7 billion, of which $30.0 billion was measured using Level 1 inputs and $6.7 billion was measured using Level 2 inputs.

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
The increases in the income tax provision during the three and nine months ended September 30, 2024 were primarily attributable to increased earnings in certain foreign jurisdictions, partially due to the impacts of the change in estimated useful lives on depreciation and amortization expense as described in note 1. Additionally, the income tax provision for the three and nine months ended September 30, 2024 includes increases in tax expense due to unrealized gains from equity securities in the United States and anticipated foreign audit settlements. The income tax provision for the nine months ended September 30, 2023 includes a benefit from the application of a tax law change in Kenya.

As of September 30, 2024 and December 31, 2023, the total unrecognized tax benefits that would impact the ETR, if recognized, were approximately $113.3 million and $116.9 million, respectively. The amount of unrecognized tax benefits during the three and nine months ended September 30, 2024 includes (i) additions to the Company’s existing tax positions of $8.4 million and $10.9 million, respectively, (ii) reductions due to foreign currency exchange rate fluctuations of $1.8 million and $9.0 million, respectively, (iii) reductions due to the expiration of statutes of limitation of $0.8 million and $2.2 million, respectively, and (iv) reductions to the Company’s prior year tax positions and settlements of $3.3 million for the nine months ended September 30, 2024. Unrecognized tax benefits are expected to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, as described in note 12 to the Company’s consolidated financial statements included in the 2023 Form 10-K. The impact of the amount of these changes to previously recorded uncertain tax positions could range from zero to $16.7 million.

The Company recorded the following penalties and income tax-related interest expense during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Penalties and income tax-related interest expense	$12.4	$2.6	$21.9	$6.4
As of September 30, 2024 and December 31, 2023, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheets were $63.5 million and $49.1 million, respectively.
9.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably. Awards granted prior to March 10, 2023 generally vest over four years for time-based restricted stock units (“RSUs”) and stock options. In December 2022, the Company’s Compensation Committee changed the terms of its awards to generally vest over three years. The change in vesting terms is applicable for new awards granted beginning on March 10, 2023 and does not change the vesting terms applicable to grants awarded prior to March 10, 2023. Performance-based restricted stock units (“PSUs”) generally vest over three years. Stock options generally expire ten years from the date of grant. As of September 30, 2024, the Company had the ability to grant stock-based awards with respect to an aggregate of 3.3 million shares of common stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
During the three and nine months ended September 30, 2024 and 2023, the Company recorded the following stock-based compensation expense in selling, general, administrative and development expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based compensation expense (1)	$43.7	$39.4	$150.8	$149.0
_______________
(1)For the three and nine months ended September 30, 2024 and 2023, excludes $6.8 million, $3.7 million, $10.9 million and $9.0 million, respectively, of stock-based compensation expense related to ATC TIPL, which is included in Loss from discontinued operations, net of taxes in the accompanying consolidated statements of operations.

Stock Options—As of September 30, 2024, there was no unrecognized compensation expense related to unvested stock options.
The Company’s option activity for the nine months ended September 30, 2024 was as follows (shares disclosed in full amounts):

Number of Options
Outstanding as of January 1, 2024	766,955
Exercised	(330,279)
Forfeited	—
Expired	—
Outstanding as of September 30, 2024	436,676
Restricted Stock Units—As of September 30, 2024, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $177.5 million and is expected to be recognized over a weighted average period of approximately two years. Vesting of RSUs is subject generally to the employee’s continued employment or death, disability or qualified retirement (each as defined in the applicable RSU award agreement).
Performance-Based Restricted Stock Units—During the nine months ended September 30, 2024, the Company’s Compensation Committee (the “Compensation Committee”) granted an aggregate of 87,550 PSUs (the “2024 PSUs”) to its executive officers and established the performance and market metrics for these awards. During the years ended December 31, 2023 and 2022, the Compensation Committee granted an aggregate of 118,684 PSUs (the “2023 PSUs”) and 98,542 PSUs (the “2022 PSUs”), respectively, to its executive officers and established the performance metrics for these awards. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to each of the 2024 PSUs, the 2023 PSUs and the 2022 PSUs and will be used to calculate the number of shares that will be issuable when each award vests, which may range from zero to 200% of the target amounts. At the end of each three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established goals. PSUs will be paid out in common stock at the end of each performance period, subject generally to the executive’s continued employment or death, disability or qualified retirement (each as defined in the applicable PSU award agreement). PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.
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

Nine Months Ended September 30, 2024
Expected term (years)	2.81
Risk-free interest rate	4.31%
Annualized volatility	26.75%

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the nine months ended September 30, 2024 was as follows (shares disclosed in full amounts):

	RSUs	PSUs
Outstanding as of January 1, 2024 (1)	1,638,711	363,488
Granted (2)	692,621	87,550
Vested and Released (3)	(740,201)	(144,925)
Forfeited	(35,536)	(1,337)
Outstanding as of September 30, 2024	1,555,595	304,776
Vested and deferred as of September 30, 2024 (4)	36,161	—
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
(3)RSUs include 63,905 shares for which vesting was accelerated related to the ATC TIPL Transaction. PSUs consist of shares vested pursuant to the 2021 PSUs and the Retention PSUs. There are no additional shares to be earned related to the 2021 PSUs or the Retention PSUs.
(4)Vested and deferred RSUs are related to deferred compensation for certain former employees.

During the three and nine months ended September 30, 2024, the Company recorded $12.0 million and $28.3 million, respectively, in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at September 30, 2024 was $9.7 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted average period over which the cost will be recognized is approximately two years.
ATC TIPL Transaction— Upon completion of the ATC TIPL Transaction, RSUs granted to certain employees in India that were unvested and outstanding immediately vested. The Company recognized $5.3 million of accelerated stock-based compensation expense for these awards during the three and nine months ended September 30, 2024, which is included in Loss from discontinued operations, net of taxes.
10.    EQUITY
Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to the ESPP and upon exercise of stock options granted under the 2007 Plan. During the nine months ended September 30, 2024, the Company received an aggregate of $38.1 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
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
During the nine months ended September 30, 2024, there were no repurchases under either of the Buyback Programs. As of September 30, 2024, the Company has repurchased a total of 14,451,325 shares of its common stock under the 2011 Buyback for an aggregate of $1.5 billion, including commissions and fees. As of September 30, 2024, the Company has not made any repurchases under the 2017 Buyback.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Distributions—During the nine months ended September 30, 2024, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
September 12, 2024	October 25, 2024	October 9, 2024	$1.62	$757.0
May 23, 2024	July 12, 2024	June 14, 2024	$1.62	$756.7
March 14, 2024	April 26, 2024	April 12, 2024	$1.62	$756.5
December 13, 2023	February 1, 2024	December 28, 2023	$1.70	$792.7
_______________
(1)Does not include amounts accrued for distributions payable related to unvested restricted stock units.
During the nine months ended September 30, 2023, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

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
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of September 30, 2024, the amount accrued for distributions payable related to unvested restricted stock units was $20.4 million. During the nine months ended September 30, 2024 and 2023, the Company paid $11.0 million and $7.4 million of distributions upon the vesting of restricted stock units, respectively. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.
11.    NONCONTROLLING INTERESTS
European Interests—As of September 30, 2024, ATC Europe consists of the Company’s operations in France, Germany and Spain. The Company currently holds a 52% controlling interest in ATC Europe, with Caisse de dépôt et placement du Québec (“CDPQ”) and Allianz insurance companies and funds managed by Allianz Capital Partners GmbH, including the Allianz European Infrastructure Fund (collectively, “Allianz”) holding 30% and 18% noncontrolling interests, respectively. ATC Europe holds a 100% interest in the subsidiaries that consist of the Company’s operations in France and an 87% and an 83% controlling interest in the subsidiaries that consist of the Company’s operations in Germany and Spain, respectively, with PGGM holding a 13% and a 17% noncontrolling interest in each respective subsidiary.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
As of September 30, 2024, the Company holds a common equity interest of approximately 72% in its U.S. data center business, with Stonepeak holding approximately 28% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity. On a fully converted basis, which is expected to occur four years from August 2022, and on the basis of the currently outstanding equity, the Company will hold a controlling ownership interest of approximately 64%, with Stonepeak holding approximately 36%. The mandatorily convertible preferred equity, which accrues dividends at 5.0%, will convert into common equity on a one for one basis, subject to adjustment that will be measured upon conversion.
Dividends to noncontrolling interests—Certain of the Company’s subsidiaries may, from time to time, declare dividends. During the nine months ended September 30, 2024, the Company’s U.S. data center business declared distributions of $34.6 million related to the outstanding Stonepeak mandatorily convertible preferred equity (the “Stonepeak Preferred Distributions”). As of September 30, 2024, the amount accrued for Stonepeak Preferred Distributions was $11.6 million.
Beginning in January 2024, pursuant to the terms of the ownership agreement with Stonepeak, on a quarterly basis, the Company’s U.S. data center business will distribute common dividends to the Company and to Stonepeak in proportion to their respective equity interests in the Company’s U.S. data center business (the “Stonepeak Common Dividend”). During the nine months ended September 30, 2024, the Company’s U.S. data center business made distributions of $91.7 million related to the Stonepeak Common Dividend for the period from the initial closing of the Stonepeak Transaction in August 2022 through December 31, 2023, which was accrued for as of December 31, 2023. The $91.7 million distribution during the nine months ended September 30, 2024 included a noncash distribution of $37.5 million made in lieu of a common equity contribution from Stonepeak. Additionally, during the nine months ended September 30, 2024, the Company’s U.S. data center business declared and paid distributions of $30.1 million, related to the Stonepeak Common Dividend.
During the nine months ended September 30, 2024, pursuant to the terms of the ownership agreements, ATC Europe C.V., one of the Company’s subsidiaries in the Netherlands, declared and paid dividends of an aggregate of 422.5 million EUR (approximately $465.1 million at the dates of payment), pursuant to the terms of the ownership agreements, to the Company, CDPQ and Allianz in proportion to their respective equity interests in ATC Europe C.V.
During the nine months ended September 30, 2024, pursuant to the terms of the ownership agreements, AT Rhine C.V., one of the Company’s subsidiaries in Germany, declared and paid dividends of an aggregate of 105.0 million EUR (approximately $115.6 million at the dates of payment), pursuant to the terms of the ownership agreements, to ATC Europe and PGGM in proportion to their respective equity interests in AT Rhine C.V.
During the nine months ended September 30, 2024, pursuant to the terms of the ownership agreements, AT Iberia C.V., one of the Company’s subsidiaries in Spain, declared and paid dividends of an aggregate of 92.4 million EUR (approximately $98.9 million at the dates of payment), pursuant to the terms of the ownership agreements, to ATC Europe and PGGM in proportion to their respective equity interests in AT Iberia C.V.
The changes in noncontrolling interests were as follows:

	Nine Months Ended September 30,
	2024	2023
Balance as of January 1,	$6,667.2	$6,836.1
Net income (loss) attributable to noncontrolling interests	24.3	(44.6)
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	23.5	(58.5)
Contributions from noncontrolling interest holders (1)	153.6	11.6
Distributions to noncontrolling interest holders	(317.4)	(43.4)
Balance as of September 30,	$6,551.2	$6,701.2
_______________
(1)Nine months ended September 30, 2024 includes contributions from Stonepeak of $137.3 million, including a noncash contribution of $37.5 million made in lieu of Stonepeak’s receipt of the Stonepeak Common Dividend and a noncash contribution from PGGM of $12.4 million made in lieu of PGGM’s receipt of a distribution.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
12.    EARNINGS PER COMMON SHARE
The following table sets forth basic and diluted net income per common share computational data (shares in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income from continuing operations attributable to American Tower common stockholders	$416.2	$784.4	$2,003.7	$1,544.3
Net loss from discontinued operations attributable to American Tower common stockholders	(1,208.5)	(197.5)	(978.3)	(145.9)
Net (loss) income attributable to American Tower Corporation common stockholders	$(792.3)	$586.9	$1,025.4	$1,398.4
Basic weighted average common shares outstanding	467,196	466,168	466,919	466,000
Dilutive securities	1,065	993	1,082	1,034
Diluted weighted average common shares outstanding	468,261	467,161	468,001	467,034
Basic net income from continuing operations attributable to American Tower Corporation common stockholders	$0.89	$1.68	$4.29	$3.31
Basic net loss from discontinued operations attributable to American Tower Corporation common stockholders	(2.59)	(0.42)	(2.10)	(0.31)
Basic net (loss) income attributable to American Tower Corporation common stockholders per common share	$(1.70)	$1.26	$2.20	$3.00
Diluted net income from continuing operations attributable to American Tower Corporation common stockholders	$0.89	$1.68	$4.28	$3.31
Diluted net loss from discontinued operations attributable to American Tower Corporation common stockholders	(2.58)	(0.42)	(2.09)	(0.31)
Diluted net (loss) income attributable to American Tower Corporation common stockholders	$(1.69)	$1.26	$2.19	$2.99
Shares Excluded From Dilutive Effect—The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted stock units	2	317	—	6
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
Verizon Transaction—In March 2015, the Company entered into an agreement with various operating entities of Verizon Communications Inc. (“Verizon”) that currently provides for the lease, sublease or management of more than 11,100 wireless communications sites, which commenced on March 27, 2015. The average term of the lease or sublease for all communications sites at the inception of the agreement was approximately 28 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the leased sites in tranches, subject to the applicable lease, sublease or management rights upon its scheduled expiration. Each tower is assigned to an annual tranche, ranging from 2034 to 2047, which represents the outside expiration date for the sublease rights to the towers in that tranche. The purchase price for each tranche is a fixed amount stated in the lease for such tranche plus the fair market value of certain alterations made to the related towers. The aggregate purchase option price for the towers leased and subleased is approximately $5.0 billion. Verizon will occupy the sites as a tenant for an initial term of ten years with eight optional successive five-year terms; each such term shall be governed by standard master lease agreement terms established as a part of the transaction.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of more than 1,700 towers, which commenced between December 2000 and August 2004. Substantially all of the towers are part of the Trust Securitizations. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of September 30, 2024, the Company has purchased an aggregate of approximately 700 of the subleased towers which are subject to the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is $1.1 billion and includes per annum accretion through the applicable expiration of the lease or sublease of a site. For all such sites, AT&T has the right to continue to lease the reserved space through June 30, 2025 at the then-current monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to five successive five-year terms.
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
During the three months ended September 30, 2024, the Company completed the sale of ATC TIPL. The divestiture qualified for presentation as discontinued operations. See note 15 for further discussion. Prior to the divestiture and classification as discontinued operations, ATC TIPL’s operating results were included within the Asia-Pacific property segment. Historical financial information included in this Quarterly Report on Form 10-Q has been adjusted to reflect the operating results of ATC TIPL as discontinued operations for all periods presented.
As of September 30, 2024, the Company’s property operations consisted of the following:
•U.S. & Canada: property operations in Canada and the United States;
•Asia-Pacific: property operations in Australia, Bangladesh, New Zealand and the Philippines;
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
Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2024 and 2023 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

	Property						Total Property	Services	Other	Total
Three Months Ended September 30, 2024	U.S. & Canada	Asia-Pacific (1)	Africa	Europe	Latin America	Data Centers
Segment revenues	$1,318.0	$5.7	$296.9	$212.8	$402.8	$233.7	$2,469.9	$52.4		$2,522.3
Segment operating expenses	224.9	1.3	93.1	79.2	128.2	100.2	626.9	24.9		651.8
Segment gross margin	1,093.1	4.4	203.8	133.6	274.6	133.5	1,843.0	27.5		1,870.5
Segment selling, general, administrative and development expense (2)	41.0	2.2	15.8	14.1	28.6	20.5	122.2	5.1		127.3
Segment operating profit	$1,052.1	$2.2	$188.0	$119.5	$246.0	$113.0	$1,720.8	$22.4		$1,743.2
Stock-based compensation expense									$43.7	43.7
Other selling, general, administrative and development expense									56.7	56.7
Depreciation, amortization and accretion									498.5	498.5
Other expense (3)									593.8	593.8
Income from continuing operations before income taxes										$550.5
Total assets	$26,928.2	$188.6	$4,117.7	$12,051.6	$8,388.9	$10,460.6	$62,135.6	$92.7	$588.5	$62,816.8
_______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See note 15 for further discussion.
(2)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $43.7 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
(3)Primarily includes interest expense and losses from foreign currency exchange rate fluctuations, partially offset by an unrealized gain from equity securities of $67.9 million.

	Property						Total Property	Services	Other (4)	Total
Three Months Ended September 30, 2023	U.S. & Canada	Asia-Pacific (1)	Africa	Europe	Latin America	Data Centers
Segment revenues	$1,324.5	$4.8	$293.7	$200.4	$459.6	$211.9	$2,494.9	$26.2		$2,521.1
Segment operating expenses	214.3	1.2	96.8	78.8	144.3	90.1	625.5	12.5		638.0
Segment gross margin	1,110.2	3.6	196.9	121.6	315.3	121.8	1,869.4	13.7		1,883.1
Segment selling, general, administrative and development expense (2)	40.2	1.9	13.1	15.1	28.9	17.9	117.1	6.1		123.2
Segment operating profit	$1,070.0	$1.7	$183.8	$106.5	$286.4	$103.9	$1,752.3	$7.6		$1,759.9
Stock-based compensation expense									$39.4	39.4
Other selling, general, administrative and development expense									57.7	57.7
Depreciation, amortization and accretion									723.2	723.2
Other expense (3)									115.3	115.3
Income from continuing operations before income taxes										$824.3
Total assets	$26,491.3	$193.2	$4,172.8	$11,292.6	$8,844.6	$10,508.4	$61,502.9	$79.2	$4,070.9	$65,653.0

_______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See note 15 for further discussion.
(2)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $39.4 million.
(3)Primarily includes interest expense and losses from foreign currency exchange rate fluctuations. Three months ended September 30, 2023 also includes $9.8 million in impairment charges.
(4)Total assets includes $3.5 billion of total assets of discontinued operations.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property						Total Property	Services	Other	Total
Nine Months Ended September 30, 2024	U.S. & Canada	Asia-Pacific (1)	Africa	Europe	Latin America	Data Centers
Segment revenues	$3,944.1	$16.1	$882.8	$620.5	$1,297.0	$689.1	$7,449.6	$130.0		$7,579.6
Segment operating expenses	649.8	4.0	282.2	225.9	404.9	292.4	1,859.2	60.8		1,920.0
Segment gross margin	3,294.3	12.1	600.6	394.6	892.1	396.7	5,590.4	69.2		5,659.6
Segment selling, general, administrative and development expense (2)	117.8	6.6	46.1	45.3	78.1	56.6	350.5	14.6		365.1
Segment operating profit	$3,176.5	$5.5	$554.5	$349.3	$814.0	$340.1	$5,239.9	$54.6		$5,294.5
Stock-based compensation expense									$150.8	150.8
Other selling, general, administrative and development expense									174.4	174.4
Depreciation, amortization and accretion									1,527.9	1,527.9
Other expense (3)									1,122.3	1,122.3
Income from continuing operations before income taxes										$2,319.1
_______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See note 15 for further discussion.
(2)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $150.8 million.
(3)Primarily includes interest expense, partially offset by gains from foreign currency exchange rate fluctuations and an unrealized gain from equity securities of $93.9 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property						Total Property	Services	Other	Total
Nine Months Ended September 30, 2023	U.S. & Canada	Asia-Pacific (1)	Africa	Europe	Latin America	Data Centers
Segment revenues	$3,915.3	$13.7	$931.9	$590.3	$1,363.1	$619.8	$7,434.1	$122.0		$7,556.1
Segment operating expenses	636.5	3.6	328.1	229.2	422.0	257.6	1,877.0	48.8		1,925.8
Segment gross margin	3,278.8	10.1	603.8	361.1	941.1	362.2	5,557.1	73.2		5,630.3
Segment selling, general, administrative and development expense (2)	122.7	5.6	53.2	44.8	82.1	54.0	362.4	17.1		379.5
Segment operating profit	$3,156.1	$4.5	$550.6	$316.3	$859.0	$308.2	$5,194.7	$56.1		$5,250.8
Stock-based compensation expense									$149.0	149.0
Other selling, general, administrative and development expense									172.3	172.3
Depreciation, amortization and accretion									2,203.6	2,203.6
Other expense (3)									1,127.8	1,127.8
Income from continuing operations before income taxes										$1,598.1
_______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See note 15 for further discussion.
(2)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $149.0 million.
(3)Primarily includes interest expense and losses from foreign currency exchange rate fluctuations. Nine months ended September 30, 2023 also includes a net loss on the sales of one of the Company’s subsidiaries in Mexico that held fiber assets and the Company’s subsidiary in Poland of $78.9 million and $76.9 million in impairment charges.
15.    DISCONTINUED OPERATIONS
In 2023, the Company undertook a strategic review of its India operations, where the Company evaluated the appropriate level of exposure to the India market within its global portfolio of communications assets, and assessed opportunities to repurpose capital to drive long-term shareholder value and sustained growth. The strategic review concluded in January 2024 with the signed agreement for the ATC TIPL Transaction (as defined below).
On January 4, 2024, the Company, through ATC TIPL, entered into an agreement with Data Infrastructure Trust (“DIT”), an infrastructure investment trust sponsored by an affiliate of Brookfield Asset Management, pursuant to which DIT agreed to acquire a 100% ownership interest in ATC TIPL (the “ATC TIPL Transaction”). Per the terms of the agreement, total aggregate consideration would potentially represent up to approximately 210 billion Indian Rupees (“INR”) (approximately $2.5 billion), including the value of the VIL OCDs and the VIL Shares (each as defined and further discussed in note 7), payments on certain existing customer receivables, the repayment of existing intercompany debt and the repayment, or assumption, of the Company’s existing term loan in India, by DIT.
During the nine months ended September 30, 2024, ATC TIPL distributed approximately 29.6 billion INR (approximately $354.1 million) to the Company, which included the value of the VIL Shares and the VIL OCDs and the satisfaction of the economic benefit associated with the rights to payments on certain existing customer receivables. The distributions were deducted from the total aggregate consideration received by the Company at closing.
The ATC TIPL Transaction received all government and regulatory approvals during the three months ended September 30, 2024, and on September 12, 2024, the Company completed the sale of ATC TIPL and received total consideration of 182 billion INR (approximately $2.2 billion). The Company used the proceeds from the ATC TIPL Transaction to repay existing indebtedness under the 2021 Multicurrency Credit Facility.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The Company recorded a loss on the sale of ATC TIPL of $1.2 billion, which primarily included the reclassification of the Company’s cumulative translation adjustment in India upon exiting the market of $1.1 billion. The loss on sale of ATC TIPL is included in Loss from discontinued operations, net of taxes in the consolidated statements of operations for the three and nine months ended September 30, 2024.

Proceeds received at closing	$2,158.8
Net assets at closing	(2,257.6)
Loss on sale	$(98.8)
Deal costs	(20.5)
Contingent liability for tax indemnification	(53.9)
Reclassification of cumulative translation adjustment	(1,072.3)
Total loss on sale included in loss from discontinued operations, net of taxes	$(1,245.5)
Under the terms of the Company’s agreement with DIT, the Company is obligated to indemnify DIT with respect to certain tax-related liabilities that may arise from activities prior to the completion of the sale. The Company has recorded a $53.9 million contingent indemnification liability related to uncertain tax positions taken by ATC TIPL prior to the completion of the sale. The contingent indemnification liability is recorded in Other non-current liabilities in the consolidated balance sheets as of September 30, 2024.
The Company recorded a deferred tax asset related to the loss incurred on the sale of ATC TIPL which can only be utilized against future nonresident long-term India capital gains earned by ATC Asia Pacific Pte. Ltd. The Company believes that it is more likely than not that the benefit from this will not be realized and has recorded a full valuation allowance against this deferred tax asset of approximately $140 million.
For the year ended December 31, 2023, ATC TIPL represented approximately 23%, 15% and 15%, respectively, of the Company’s international property revenue, international gross margin and international operating profit and 10%, 6% and 5%, respectively, of the Company’s total property revenue, total segment gross margin and total segment operating profit. Prior to the completion of the ATC TIPL Transaction, ATC TIPL represented approximately 42% of the Company’s international communications sites and 34% of the Company’s total communications sites. The Company believes that the sale of ATC TIPL represents a strategic shift that will have a major impact on its operations and financial results, and as such, the divestiture qualified for presentation as discontinued operations. Prior to the divestiture and classification as discontinued operations, ATC TIPL’s operating results were included within the Asia-Pacific property segment. Accordingly, the operating results of ATC TIPL are reported as discontinued operations for all periods presented.
Assets of discontinued operations consisted of the following:

	As of
	September 30, 2024	December 31, 2023
Cash and cash equivalents	$—	$219.6
Restricted cash	—	0.4
Accounts receivable, net	—	122.2
Prepaid and other current assets (1)	—	387.4
Total current assets of discontinued operations	$—	$729.6
Property and equipment, net	$—	$925.6
Goodwill	—	555.5
Other intangible assets, net	—	588.4
Deferred rent	—	43.6
Right-of-use asset	—	673.7
Notes receivable and other non-current assets	—	34.1
Total non-current assets of discontinued operations	$—	$2,820.9
Total assets of discontinued operations	$—	$3,550.5
_______________
(1)    As of December 31, 2023, includes the VIL OCDs.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Liabilities of discontinued operations consisted of the following:

	As of
	September 30, 2024	December 31, 2023
Accounts payable	$—	$7.4
Accrued expenses	—	227.8
Accrued interest	—	2.8
Current portion of operating lease liability	—	104.2
Current portion of long-term obligations	—	120.2
Unearned revenue	—	0.9
Total current liabilities of discontinued operations	$—	$463.3
Operating lease liability	—	623.4
Asset retirement obligation	—	78.2
Deferred tax liability	—	50.8
Other non-current liabilities	—	70.8
Total non-current liabilities of discontinued operations	$—	$823.2
Total liabilities of discontinued operations	$—	$1,286.5

Current portion of long-term obligations— Long-term obligations, including the current portion, includes the India Term Loan (as defined below). Interest expense associated with the India Term Loan is included within Loss from discontinued operations, net of taxes in the consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023.

On February 17, 2023, ATC TIPL borrowed 10.0 billion INR (approximately $120.7 million at the date of borrowing) under an unsecured term loan in India, with a maturity date that was one year from the date of the first draw thereunder, and which was subsequently extended to December 31, 2024 (the “India Term Loan”). The India Term Loan was repaid on September 12, 2024, in connection with the completion of the ATC TIPL Transaction.
The following table presents key components of Loss from discontinued operations, net of taxes in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024 (1)	2023	2024 (1)	2023
Revenue	$234.1	$297.5	$911.2	$801.4
Cost of operations	(131.8)	(177.8)	(473.8)	(523.4)
Depreciation, amortization and accretion	(14.3)	(39.7)	(96.0)	(118.0)
Selling, general, administrative and development expense	(30.0)	(11.6)	(58.7)	(39.4)
Other operating expense	(5.7)	(0.7)	(6.7)	(3.3)
Loss on sale of ATC TIPL (2)	(1,245.5)	—	(1,245.5)	—
Goodwill impairment	—	(322.0)	—	(322.0)
Operating loss	(1,193.2)	(254.3)	(969.5)	(204.7)
Interest income	4.4	12.4	30.7	22.1
Interest expense	(2.0)	(2.7)	(7.6)	(6.9)
Other income (expense), net	0.2	63.3	46.5	77.5
Loss from discontinued operations before taxes	$(1,190.6)	$(181.3)	$(899.9)	$(112.0)
Income tax provision	17.9	16.2	78.4	33.9
Loss from discontinued operations, net of taxes	$(1,208.5)	$(197.5)	$(978.3)	$(145.9)
_______________
(1)Includes the results of operations for ATC TIPL through September 12, 2024.
(2)Primarily includes the reclassification of the Company’s cumulative translation adjustment in India upon exiting the market of $1.1 billion.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following table presents key cash flow and non-cash information related to discontinued operations.

	Nine Months Ended September 30,
	2024 (1)	2023
Proceeds from the sale of ATC TIPL	$2,158.8	$—
Capital expenditures	(52.3)	(94.0)

Significant non-cash items:
Depreciation, amortization and accretion	96.0	118.0
Stock-based compensation expense	10.9	9.0
Impairments, net loss on sale of long-lived assets, non-cash restructuring and merger related expenses	(2.3)	317.6
(Gain) loss on investments, unrealized foreign currency (gain) loss and other non-cash expense	(30.7)	(76.7)
Loss on sale of ATC TIPL (2)	1,245.5	—
_______________
(1)Includes the cash flows for ATC TIPL through September 12, 2024.
(2)Primarily includes the reclassification of the Company’s cumulative translation adjustment in India upon exiting the market of $1.1 billion.
Transition Services Agreement — In connection with the ATC TIPL Transaction, the Company entered into a Transition Services Agreement (the “TSA”) with DIT, pursuant to which the Company agreed to provide certain information technology, finance, accounting and human resources services to support DIT in the ongoing operation of the business for a period of time post-closing. Income and expenses recognized under the TSA were not significant for the three and nine months ended September 30, 2024.

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
In 2023, we undertook a strategic review of our India operations, where we evaluated the appropriate level of exposure to the India market within our global portfolio of communications assets, and assessed opportunities to repurpose capital to drive long-term shareholder value and sustained growth. The strategic review concluded in January 2024 with the signed agreement for the ATC TIPL Transaction (as defined below).
On January 4, 2024, we, through our subsidiaries, ATC Asia Pacific Pte. Ltd. and ATC Telecom Infrastructure Private Limited (“ATC TIPL”), which holds our operations in India, entered into an agreement with Data Infrastructure Trust (“DIT”), an infrastructure investment trust sponsored by an affiliate of Brookfield Asset Management, pursuant to which DIT agreed to acquire a 100% ownership interest in ATC TIPL (the “ATC TIPL Transaction”). Per the terms of the agreement, total aggregate consideration would potentially represent up to approximately 210 billion Indian Rupees (“INR”) (approximately $2.5 billion), including the value of the VIL OCDs and the VIL Shares (each as defined and further discussed below), payments on certain existing customer receivables, the repayment of existing intercompany debt and the repayment, or assumption, of our existing term loan in India, by DIT.
During the nine months ended September 30, 2024, ATC TIPL distributed approximately 29.6 billion INR (approximately $354.1 million) to us, which included the value of the VIL Shares and the VIL OCDs and the satisfaction of the economic benefit associated with the rights to payments on certain existing customer receivables. The distributions were deducted from the total aggregate consideration received by us at closing.
The ATC TIPL Transaction received all government and regulatory approvals during the three months ended September 30, 2024, and on September 12, 2024, we completed the sale of ATC TIPL and received total consideration of 182 billion INR (approximately $2.2 billion). We used the proceeds from the ATC TIPL Transaction to repay existing indebtedness under our $6.0 billion senior unsecured multicurrency revolving credit facility, as amended and restated in December 2021, as further amended (the “2021 Multicurrency Credit Facility”). We recorded a loss on the sale of ATC TIPL of $1.2 billion, which primarily included the reclassification of our cumulative translation adjustment in India upon exiting the market of $1.1 billion. The loss on sale of ATC TIPL is included in Loss from discontinued operations, net of taxes in the consolidated statements of operations for the three and nine months ended September 30, 2024.
The divestiture qualified for presentation as discontinued operations. See note 15 to our consolidated and condensed consolidated financial statements included in this Quarterly Report (“Note 15”) for further discussion. Prior to the divestiture and classification as discontinued operations, ATC TIPL’s operating results were included within the Asia-Pacific property segment. Historical financial information included in Management’s Discussion and Analysis of Financial Condition and Results of Operations has been adjusted to reflect the operating results of ATC TIPL as discontinued operations for all periods presented.

Overview
We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure and property interests that we lease primarily to communications service providers and third-party tower operators, and, as discussed further below, we hold a portfolio of highly interconnected data center facilities and related assets in the United States. Our customers include our tenants, licensees and other payers. We refer to the business encompassing the above as our property operations, which accounted for 98% of our total revenues for each of the three and nine months ended September 30, 2024 and includes our U.S. & Canada property, Asia-Pacific property, Africa property, Europe property and Latin America property segments and Data Centers segment.
We also offer tower-related services in the United States, including site application, zoning and permitting, structural and mount analyses, and construction management, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of September 30, 2024:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S. & Canada:
Canada	226	—	—
United States	26,711	14,991	437
U.S. & Canada total	26,937	14,991	437
Asia-Pacific: (2)
Bangladesh	788	—	—
Philippines	364	—	—
Asia-Pacific total	1,152	—	—
Africa:
Burkina Faso	731	—	—
Ghana	3,477	—	37
Kenya	4,189	—	11
Niger	916	—	—
Nigeria	8,600	—	—
South Africa	2,524	—	—
Uganda	4,284	—	25
Africa total	24,721	—	73
Europe:
France	4,141	303	9
Germany	15,101	—	—
Spain	12,050	—	1
Europe total	31,292	303	10
Latin America:
Argentina	499	—	11
Brazil	20,536	2,017	122
Chile	3,711	—	110
Colombia	4,952	—	6
Costa Rica	710	—	2
Mexico	9,417	186	92
Paraguay	1,452	—	—
Peru	3,973	450	1
Latin America total	45,250	2,653	344
_______________
(1)Approximately 98% of the operated towers are held pursuant to long-term finance leases, including those subject to purchase options.
(2)We also control land under carrier or other third-party communications sites in Australia and New Zealand, which provide recurring cash flows through tenant leasing arrangements. In September 2024, we completed the ATC TIPL Transaction, through which we sold all of our assets in India.
Australia & New Zealand—During the three months ended September 30, 2024, we, through our subsidiary, ATC Asia Pacific Pte. Ltd., entered into agreements pursuant to which we expect to sell 100% of the ownership interests in our subsidiaries in Australia (“ATC Australia”) and New Zealand (“ATC New Zealand”) for total aggregate consideration of approximately $78.2 million as of the dates of signing, subject to certain adjustments.

As of September 30, 2024, our property portfolio included 28 operating data center facilities across ten markets in the United States that collectively comprise approximately 3.2 million net rentable square feet (“NRSF”) of data center space, as follows:

	Number of Data Centers	Total NRSF (1)
		(in thousands)
San Francisco Bay, CA	8	939
Los Angeles, CA	3	724
Northern Virginia, VA	5	586
New York, NY	2	285
Chicago, IL	2	216
Boston, MA	1	143
Orlando, FL	1	126
Miami, FL	2	89
Atlanta, GA	2	95
Denver, CO	2	37
Total	28	3,240
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
In most of our markets, our tenant leases for our communications sites with wireless carriers generally have initial non-cancellable terms of five to ten years with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the nine months ended September 30, 2024 was recurring revenue that we should continue to receive in future periods. Most of our tenant leases for our communications sites have provisions that periodically increase or “escalate” the rent due under the lease, typically based on (a) an annual fixed escalation (averaging approximately 3% in the United States), (b) an inflationary index in most of our international markets, or (c) a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs (pass-through revenue), such as ground rent or power and fuel costs.
Based upon existing customer leases and foreign currency exchange rates as of September 30, 2024, we expect to generate nearly $55 billion of non-cancellable customer lease revenue over future periods, before the impact of straight-line lease accounting.
Following the rulings by the Supreme Court of India regarding carriers’ obligations for the adjusted gross revenue fees and charges prescribed by the court, we experienced variability and a level of uncertainty in collections in India. As further discussed in Item 1A of the 2023 Form 10-K under the caption “Risk Factors—A substantial portion of our current and projected future revenue is derived from a small number of customers, and we are sensitive to adverse changes in the creditworthiness and financial strength of our customers,” in the third quarter of 2022, one of our customers in India, Vodafone Idea Limited (“VIL”), communicated that it would make partial payments of its contractual amounts owed to us (the “VIL Shortfall”). We recorded reserves in late 2022 and the first half of 2023 for the VIL Shortfall. In the second half of 2023, VIL began making payments in full of its monthly contractual obligations owed to us.

In February 2023, and as amended in August 2023, VIL issued optionally convertible debentures (the “VIL OCDs”) to ATC TIPL in exchange for VIL’s payment of certain amounts towards accounts receivables. The VIL OCDs were issued for an aggregate face value of 16.0 billion Indian Rupees (“INR”) (approximately $193.2 million on the date of issuance). On March 23, 2024, we converted an aggregate face value of 14.4 billion INR (approximately $172.7 million) of VIL OCDs into 1,440 million shares of equity of VIL (the “VIL Shares”). On April 29, 2024, we completed the sale of 1,440 million VIL Shares at a price of 12.78 INR per share. The net proceeds for this transaction were approximately 18.0 billion INR (approximately $216.0 million at the date of settlement) after deducting commissions and fees. On June 5, 2024, we completed the sale of the remaining aggregate face value of 1.6 billion INR (approximately $19.2 million) of the VIL OCDs. The net proceeds for this transaction, excluding accrued interest, were approximately 1.8 billion INR (approximately $22.0 million at the date of settlement) after deducting fees. As of September 30, 2024, none of the VIL Shares or the VIL OCDs remained outstanding.
In 2023, we initiated a strategic review of our India business, as discussed above. During the process, and based on information gathered therein, we updated our estimate on the fair value of the India reporting unit and determined that the carrying value exceeded fair value. As a result, we recorded a goodwill impairment charge of $322.0 million in the third quarter of 2023.
ATC TIPL’s operating results are presented as discontinued operations. See Note 15 for further discussion.
The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee. Revenue lost from either tenant lease cancellations or the non-renewal of leases or rent renegotiations, which we refer to as churn, has historically not had a material adverse effect on the revenues generated by our consolidated property operations. During the nine months ended September 30, 2024, churn was approximately 2% of our tenant billings, primarily driven by churn in our U.S. & Canada property segment, as discussed below.
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
We define Adjusted EBITDA as Net income before Income (loss) from equity method investments; Income (loss) from discontinued operations, net of taxes; Income tax benefit (provision); Other income (expense); Gain (loss) on retirement of long-term obligations; Interest expense; Interest income; Other operating income (expense), including Goodwill impairment; Depreciation, amortization and accretion; and stock-based compensation expense.
Nareit FFO attributable to American Tower Corporation common stockholders is defined as net income before gains or losses from the sale or disposal of real estate, real estate related impairment charges, real estate related depreciation, amortization and accretion including adjustments and distributions for unconsolidated affiliates and noncontrolling interests and discontinued operations. In this section, we refer to Nareit FFO attributable to American Tower Corporation common stockholders as “Nareit FFO (common stockholders).”
We define AFFO attributable to American Tower Corporation common stockholders as Nareit FFO (common stockholders) before (i) straight-line revenue and expense; (ii) stock-based compensation expense; (iii) the deferred portion of income tax and other income tax adjustments; (iv) non-real estate related depreciation, amortization and accretion; (v) amortization of deferred financing costs, debt discounts and premiums and long-term deferred interest charges; (vi) other income (expense); (vii) gain (loss) on retirement of long-term obligations; and (viii) other operating income (expense); less cash payments related to capital improvements and cash payments related to corporate capital expenditures and including adjustments and distributions for unconsolidated affiliates and noncontrolling interests and adjustments for discontinued operations, which includes the impact of noncontrolling interests and discontinued operations on both Nareit FFO and the corresponding adjustments included in AFFO. In this section, we refer to AFFO attributable to American Tower Corporation common stockholders as “AFFO (common stockholders).”

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

Results of Operations
Three and Nine Months Ended September 30, 2024 and 2023
(in millions, except percentages)
Revenue

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2024	2023		2024	2023
Property
U.S. & Canada	$1,318.0	$1,324.5	(0)%	$3,944.1	$3,915.3	1%
Asia-Pacific (1)	5.7	4.8	19%	16.1	13.7	18%
Africa	296.9	293.7	1%	882.8	931.9	(5)%
Europe	212.8	200.4	6%	620.5	590.3	5%
Latin America	402.8	459.6	(12)%	1,297.0	1,363.1	(5)%
Data Centers	233.7	211.9	10%	689.1	619.8	11%
Total property	2,469.9	2,494.9	(1)%	7,449.6	7,434.1	0%
Services	52.4	26.2	100%	130.0	122.0	7%
Total revenues	$2,522.3	$2,521.1	0%	$7,579.6	$7,556.1	0%
_______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See Note 15 for further discussion.
Three Months Ended September 30, 2024
U.S. & Canada property segment revenue decrease of $6.5 million was attributable to:
• A decrease of $63.5 million in other revenue, primarily due to equipment removal and other fees received in the prior year period, and a $32.1 million decrease due to straight-line accounting;
• Partially offset by tenant billings growth of $57.0 million, which was driven by:
• $44.9 million due to leasing additional space on our sites (“colocations”) and amendments; and
• $16.0 million resulting from contractual escalations, net of churn;
• Partially offset by a decrease of $3.9 million from other tenant billings.
Segment revenue growth was not meaningfully impacted by foreign currency translation related to fluctuations in Canadian Dollar (“CAD”).
Asia-Pacific property segment revenue growth of $0.9 million was attributable to:
• Tenant billings growth of $1.0 million, which was driven by:
• $0.6 million generated from sites acquired or constructed since the beginning of the prior-year period (“newly acquired or constructed sites”);
• $0.2 million due to colocations and amendments; and
• $0.2 million resulting from contractual escalations, net of churn; and
• An increase of $0.1 million in pass-through revenue.
Segment revenue growth was partially offset by a decrease of $0.2 million attributable to the negative impact of foreign currency translation related to fluctuations in Bangladeshi Taka (“BDT”) and Philippine Peso (“PHP”).
Africa property segment revenue growth of $3.2 million was attributable to:
• Tenant billings growth of $32.3 million, which was driven by:
• $11.6 million resulting from contractual escalations, net of churn;
• $10.2 million due to colocations and amendments;
• $10.0 million generated from newly acquired or constructed sites; and
• $0.5 million from other tenant billings; and
• An increase of $5.3 million in pass-through revenue, primarily due to an increase in fuel costs and a tenant settlement in Uganda;
• Partially offset by a decrease of $3.3 million in other revenue.
Segment revenue growth was further offset by a decrease of $31.1 million attributable to the negative impact of foreign currency translation, which included, among others, negative impacts of $25.0 million related to fluctuations in Nigerian

Naira (“NGN”) and $10.9 million related to fluctuations in Ghanaian Cedi (“GHS”), offset by positive impacts of $3.5 million related to fluctuations in Kenyan Shilling (“KES”).
Europe property segment revenue growth of $12.4 million was attributable to:
• Tenant billings growth of $10.5 million, which was driven by:
• $5.6 million due to colocations and amendments;
• $3.0 million resulting from contractual escalations, net of churn; and
• $2.1 million generated from newly acquired or constructed sites;
• Partially offset by a decrease of $0.2 million from other tenant billings; and
• An increase of $0.8 million in pass-through revenue;
• Partially offset by a decrease of $0.5 million in other revenue.
Segment revenue growth included an increase of $1.6 million attributable to the positive impact of foreign currency translation related to fluctuations in Euro (“EUR”).
Latin America property segment revenue decrease of $56.8 million was attributable to:
• A decrease of $42.1 million attributable to the impact of foreign currency translation, which included, among others, negative impacts of $25.4 million related to fluctuations in Brazilian Real (“BRL”), $13.7 million related to fluctuations in Mexican Peso (“MXN”) and $2.5 million related to fluctuations in Chilean Peso (“CLP”); and
• A decrease of $23.3 million in other revenue, primarily attributable to an increase in revenue reserves related to a customer in Colombia and a decrease in tenant settlements in Mexico;
• Partially offset by:
• Tenant billings growth of $5.7 million, which was driven by:
• $7.5 million due to colocations and amendments; and
• $0.5 million generated from newly acquired or constructed sites;
• Partially offset by decreases of:
◦$1.4 million from other tenant billings; and
◦$0.9 million from churn in excess of contractual escalations; and
• An increase of $2.9 million in pass-through revenue.
Data Centers segment revenue growth of $21.8 million was attributable to:
•An increase of $13.7 million in rental, related and other revenue, primarily due to new lease commencements, customer expansions and rent increases upon customer renewals;
•An increase of $7.7 million in power revenue from new lease commencements, increased power consumption and pricing increases from existing customers; and
•An increase of $2.8 million in interconnection revenue, primarily due to customer interconnection net additions and set-up fees;
•Partially offset by a decrease of $2.4 million in straight-line revenue.
Services segment revenue growth of $26.2 million was primarily attributable to an increase in construction management services, site application, zoning and permitting services and structural and mount analyses services.
Nine Months Ended September 30, 2024
U.S. & Canada property segment revenue growth of $28.8 million was attributable to:
• Tenant billings growth of $167.6 million, which was driven by:
• $135.5 million due to colocations and amendments; and
• $42.2 million resulting from contractual escalations, net of churn;
• Partially offset by a decrease of $10.1 million from other tenant billings;
•Partially offset by a decrease of $138.8 million in other revenue, which includes a $98.0 million decrease due to straight-line accounting and a decrease due to equipment removal and other fees received in the prior year period.
Segment revenue growth was not meaningfully impacted by foreign currency translation related to fluctuations in CAD.
Asia-Pacific property segment revenue growth of $2.4 million was attributable to:
• Tenant billings growth of $2.7 million, which was driven by:
• $1.7 million generated from newly acquired or constructed sites;
• $0.6 million due to colocations and amendments; and
• $0.4 million resulting from contractual escalations, net of churn; and

•An increase of $0.4 million in pass-through revenue;
•Partially offset by a decrease of $0.1 million in other revenue.
Segment revenue growth was partially offset by a decrease of $0.6 million attributable to the negative impact of foreign currency translation related to fluctuations in BDT and PHP.
Africa property segment revenue decrease of $49.1 million was attributable to:
• A decrease of $130.9 million attributable to the impact of foreign currency translation, which included, among others, negative impacts of $106.1 million related to fluctuations in NGN, $19.5 million related to fluctuations in GHS, $3.2 million related to fluctuations in Ugandan Shilling and $1.2 million related to fluctuations in KES; and
• A decrease of $36.1 million in pass-through revenue, primarily due to a decrease in fuel costs;
• Partially offset by:
• Tenant billings growth of $115.5 million, which was driven by:
• $39.2 million due to colocations and amendments;
• $37.9 million generated from newly acquired or constructed sites;
• $36.5 million resulting from contractual escalations, net of churn; and
• $1.9 million from other tenant billings; and
• An increase of $2.4 million in other revenue.
Europe property segment revenue growth of $30.2 million was attributable to:
• Tenant billings growth of $28.7 million, which was driven by:
• $15.1 million due to colocations and amendments;
• $8.5 million resulting from contractual escalations, net of churn; and
• $5.9 million generated from newly acquired or constructed sites;
• Partially offset by a decrease of $0.8 million from other tenant billings; and
• An increase of $0.7 million in other revenue;
• Partially offset by a decrease of $1.3 million in pass-through revenue, primarily due to a decrease in energy costs.
Segment revenue growth included an increase of $2.1 million attributable to the positive impact of foreign currency translation related to fluctuations in EUR.
Latin America property segment revenue decrease of $66.1 million was attributable to:
• A decrease of $72.8 million in other revenue, primarily attributable to an increase in revenue reserves related to a customer in Colombia, a decrease in tenant settlements in Mexico and the sale of one of our subsidiaries in Mexico that held fiber assets (“Mexico Fiber”) in the prior year period, partially offset by the recognition of previously deferred revenue in Brazil; and
• A decrease of $25.0 million, attributable to the impact of foreign currency translation, which included, among others, negative impacts of $25.0 million related to fluctuations in BRL and $11.2 million related to fluctuations in CLP, partially offset by positive impacts of $8.4 million related to fluctuations in Colombian Peso and $3.7 million related to fluctuations in MXN;
• Partially offset by:
• Tenant billings growth of $21.2 million, which was driven by:
• $24.3 million due to colocations and amendments; and
• $1.5 million generated from newly acquired or constructed sites;
• Partially offset by decreases of:
◦$2.6 million from churn in excess of contractual escalations; and
◦$2.0 million from other tenant billings; and
• An increase of $10.5 million in pass-through revenue.
Data Centers segment revenue growth of $69.3 million was attributable to:
•An increase of $43.1 million in rental, related and other revenue, primarily due to new lease commencements, customer expansions and rent increases upon customer renewals;
•An increase of $24.6 million in power revenue from new lease commencements, increased power consumption and pricing increases from existing customers; and
•An increase of $8.4 million in interconnection revenue, primarily due to customer interconnection net additions and set-up fees;
•Partially offset by a decrease of $6.8 million in straight-line revenue.

Services segment revenue growth of $8.0 million was primarily attributable to an increase in construction management and structural and mount analyses services, partially offset by a decrease in site application, zoning and permitting services.
Gross Margin

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2024	2023		2024	2023
Property
U.S. & Canada	$1,093.1	$1,110.2	(2)%	$3,294.3	$3,278.8	0%
Asia-Pacific (1)	4.4	3.6	22%	12.1	10.1	20%
Africa	203.8	196.9	4%	600.6	603.8	(1)%
Europe	133.6	121.6	10%	394.6	361.1	9%
Latin America	274.6	315.3	(13)%	892.1	941.1	(5)%
Data Centers	133.5	121.8	10%	396.7	362.2	10%
Total property	1,843.0	1,869.4	(1)%	5,590.4	5,557.1	1%
Services	27.5	13.7	101%	69.2	73.2	(5)%
______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See Note 15 for further discussion.
Three Months Ended September 30, 2024
•The decrease in U.S. & Canada property segment gross margin was primarily attributable to the decrease in revenue described above and an increase in direct expenses of $10.6 million, primarily due to impacts of straight-line accounting.
•The increase in Asia-Pacific property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $0.2 million. Direct expenses also benefited by $0.1 million from the impact of foreign currency translation.
•The increase in Africa property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $4.6 million, primarily due to increases in repair and maintenance spending. Direct expenses also benefited by $8.3 million from the impact of foreign currency translation.
•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above and a decrease in direct expenses of $0.1 million. Direct expenses were also negatively impacted by $0.5 million from the impact of foreign currency translation.
•The decrease in Latin America property segment gross margin was primarily attributable to the decrease in revenue described above, partially offset by a decrease in direct expenses of $3.3 million. Direct expenses also benefited by $12.8 million from the impact of foreign currency translation.
•The increase in Data Centers segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $10.1 million, primarily due to an increase in costs associated with power revenue, including utility costs.
•The increase in Services segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $12.4 million.
Nine Months Ended September 30, 2024
•The increase in U.S. & Canada property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $13.3 million, primarily attributable to impacts of straight-line accounting.

•The increase in Asia-Pacific property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $0.6 million. Direct expenses also benefited by $0.2 million from the impact of foreign currency translation.
•The decrease in Africa property segment gross margin was primarily attributable to the decrease in revenue described above, partially offset by a decrease in direct expenses of $7.4 million, primarily due to a decrease in costs associated with pass-through revenue, including fuel costs, partially offset by increases in repair and maintenance spending. Direct expenses also benefited by $38.5 million from the impact of foreign currency translation.
•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above and a decrease in direct expenses of $4.0 million, primarily due to a decrease in costs associated with pass-through revenue, including energy costs. Direct expenses were also negatively impacted by $0.7 million from the impact of foreign currency translation.
•The decrease in Latin America property segment gross margin was primarily attributable to the decrease in revenue described above, partially offset by a decrease in direct expenses of $9.5 million, including a decrease due to the sale of Mexico Fiber in the prior year period, as well as land rent costs. Direct expenses also benefited by $7.6 million from the impact of foreign currency translation.
•The increase in Data Centers segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $34.8 million, primarily due to an increase in costs associated with power revenue, including utility costs.
•The decrease in Services segment gross margin was primarily attributable to an increase in direct expenses of $12.0 million, partially offset by the increase in revenue described above.
Selling, General, Administrative and Development Expense (“SG&A”)

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2024	2023		2024	2023
Property
U.S. & Canada	$41.0	$40.2	2%	$117.8	$122.7	(4)%
Asia-Pacific (1)	2.2	1.9	16	6.6	5.6	18
Africa	15.8	13.1	21	46.1	53.2	(13)
Europe	14.1	15.1	(7)	45.3	44.8	1
Latin America	28.6	28.9	(1)	78.1	82.1	(5)
Data Centers	20.5	17.9	15	56.6	54.0	5
Total property	122.2	117.1	4	350.5	362.4	(3)
Services	5.1	6.1	(16)	14.6	17.1	(15)
Other	100.4	97.1	3	325.2	321.3	1
Total selling, general, administrative and development expense	$227.7	$220.3	3%	$690.3	$700.8	(1)%
______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See Note 15 for further discussion.
Three Months Ended September 30, 2024
•The increase in our U.S. & Canada property segment SG&A was primarily driven by increased professional services costs, partially offset by decreased personnel and related costs.
•The increase in our Asia-Pacific property segment SG&A was primarily driven by increased personnel and related costs to support our business.
•The increase in our Africa property segment SG&A was primarily driven by a net increase in bad debt expense and increased personnel and related costs to support our business, partially offset by a benefit from the impact of foreign currency translation of $2.3 million.

•The decrease in our Europe property segment SG&A was primarily driven by decreased professional services costs and personnel and related costs.
•The decrease in our Latin America property segment SG&A was primarily driven by decreased professional services costs and personnel and related costs and a benefit from the impact of foreign currency translation, partially offset by a net increase in bad debt expense of $4.9 million.
•The increase in our Data Centers property segment SG&A was primarily driven by increased personnel and related costs to support our business and increased professional services costs.
•The decrease in our Services segment SG&A was primarily driven by decreased personnel and related costs.
•The increase in other SG&A was primarily attributable to an increase in stock-based compensation expense.
Nine Months Ended September 30, 2024
•The decreases in our U.S. & Canada property segment SG&A and our Services segment SG&A were primarily driven by decreased personnel and related costs.
•The increases in our Asia-Pacific property segment SG&A and our Data Centers segment SG&A were primarily driven by increased personnel and related costs to support our business.
•The decrease in our Africa property segment SG&A was primarily driven by a benefit from the impact of foreign currency translation of $10.2 million, partially offset by increased personnel and related costs to support our business and a net increase in bad debt expense.
•The increase in our Europe property segment SG&A was primarily driven by increased personnel and related costs to support our business, partially offset by decreased professional services costs.
•The decrease in our Latin America property segment SG&A was primarily driven by decreased professional services costs and personnel and related costs and a benefit from the impact of foreign currency translation, partially offset by a net increase in bad debt expense of $5.9 million.
•The increase in other SG&A was primarily attributable to an increase in corporate SG&A, including an increase in personnel and related costs to support our business, and an increase in stock-based compensation expense.
Operating Profit

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2024	2023		2024	2023
Property
U.S. & Canada	$1,052.1	$1,070.0	(2)%	$3,176.5	$3,156.1	1%
Asia-Pacific (1)	2.2	1.7	29	5.5	4.5	22
Africa	188.0	183.8	2	554.5	550.6	1
Europe	119.5	106.5	12	349.3	316.3	10
Latin America	246.0	286.4	(14)	814.0	859.0	(5)
Data Centers	113.0	103.9	9	340.1	308.2	10
Total property	1,720.8	1,752.3	(2)	5,239.9	5,194.7	1
Services	22.4	7.6	195%	54.6	56.1	(3)%
______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See Note 15 for further discussion.

•The decrease in operating profit for the three months ended September 30, 2024 for our U.S. & Canada property segment was primarily attributable to a decrease in our segment gross margin and an increase in our segment SG&A. The increase in operating profit for the nine months ended September 30, 2024 for our U.S. & Canada property segment was primarily attributable to an increase in our segment gross margin and a decrease in our segment SG&A.
•The increases in operating profit for the three and nine months ended September 30, 2024 for our Asia-Pacific property segment were primarily attributable increases in our segment gross margin, partially offset by increases in our segment SG&A.
•The increase in operating profit for the three months ended September 30, 2024 for our Africa property segment was primarily attributable to an increase in our segment gross margin, partially offset by an increase in our segment SG&A. The increase in operating profit for the nine months ended September 30, 2024 for our Africa property segment was primarily attributable to a decrease in our segment SG&A, partially offset by a decrease in our segment gross margin.
•The increase in operating profit for the three months ended September 30, 2024 for our Europe property segment was primarily attributable to an increase in our segment gross margin and a decrease in our segment SG&A. The increase in operating profit for the nine months ended September 30, 2024 for our Europe property segment was primarily attributable to an increase in our segment gross margin, partially offset by an increase in our segment SG&A.
•The decreases in operating profit for the three and nine months ended September 30, 2024 for our Latin America property segment were primarily attributable to decreases in our segment gross margin, partially offset by decreases in our segment SG&A.
•The increases in operating profit for the three and nine months ended September 30, 2024 for our Data Centers segment were primarily attributable to increases in our segment gross margin, partially offset by increases in our segment SG&A.
•The increase in operating profit for the three months ended September 30, 2024 for our Services segment was primarily attributable to an increase in our segment gross margin and a decrease in our segment SG&A. The decrease in operating profit for the nine months ended September 30, 2024 for our Services segment was primarily attributable to a decrease in our segment gross margin, partially offset by a decrease in our segment SG&A.
Depreciation, Amortization and Accretion

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2024	2023		2024	2023
Depreciation, amortization and accretion	$498.5	$723.2	(31)%	$1,527.9	$2,203.6	(31)%
The decreases in depreciation, amortization and accretion expense for the three and nine months ended September 30, 2024 were primarily attributable to the change in estimated useful lives of our tower assets.
During the first quarter of 2024, we finalized our reviews of the estimated useful lives of our tower assets and estimated settlement dates for our asset retirement obligations. Based on information obtained, we determined that our estimated asset lives and our estimated settlement dates should be extended, which is expected to result in an estimated $730 million decrease in depreciation and amortization expense and an estimated $75 million decrease in accretion expense for the year ended December 31, 2024. For more information on the change in the estimated useful lives of our tower assets and the change in the estimated settlement dates for our asset retirement obligations, see the information under the captions “Property and Equipment” and “Asset Retirement Obligations” included in note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report (“Note 1”).

Other Operating Expense

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2024	2023		2024	2023
Other operating expense	$5.1	$26.6	(81)%	$5.0	$213.2	(98)%
The decrease in other operating expense during the three months ended September 30, 2024 was primarily attributable to a decrease in impairment charges of $10.1 million and a decrease in integration and acquisition related costs, including benefits related to pre-acquisition contingencies and settlements. The decrease in other operating expense during the nine months ended September 30, 2024 was primarily attributable to a decrease in losses on sales or disposals of assets of $97.7 million, primarily attributable to the loss on the sale of Mexico Fiber of $80.0 million in the prior year period, a decrease in impairment charges of $78.2 million and a decrease in integration and acquisition related costs, including benefits related to pre-acquisition contingencies and settlements.
Total Other Expense

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2024	2023		2024	2023
Total other expense	$588.7	$88.7	564%	$1,117.3	$914.6	22%

Total other expense consists primarily of interest expense and realized and unrealized foreign currency gains or losses as a result of foreign currency exchange rate fluctuations primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.
The increase in total other expense during the three months ended September 30, 2024 was primarily due to foreign currency losses of $337.4 million in the current period, as compared to foreign currency gains of $239.0 million in the prior-year period. Total other expense during the three months ended September 30, 2024 also includes $67.9 million in unrealized gains from equity securities in the United States. The increase in total other expense during the nine months ended September 30, 2024 was primarily due to foreign currency losses of $231.4 million in the current period, as compared to foreign currency gains of $47.1 million in the prior-year period. Total other expense during the nine months ended September 30, 2024 also includes $93.9 million in unrealized gains from equity securities in the United States.

Income Tax Provision

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2024	2023		2024	2023
Income tax provision	$122.4	$49.5	147%	$291.1	$98.4	196%
Effective tax rate	22.2%	6.0%		12.6%	6.2%
As a real estate investment trust for U.S. federal income tax purposes (“REIT”), we may deduct earnings distributed to stockholders against the income generated by our REIT operations. Consequently, the effective tax rate on income from continuing operations for the nine months ended September 30, 2024 and 2023 differs from the federal statutory rate.
The increases in the income tax provision during the three and nine months ended September 30, 2024 were primarily attributable to increased earnings in certain foreign jurisdictions, partially due to the impacts of the change in estimated useful lives on depreciation and amortization expense as described in Note 1. Additionally, the income tax provision for the three and nine months ended September 30, 2024 includes increases in tax expense related to unrealized gains from equity securities in the United States and anticipated foreign audit settlements. The income tax provision for the nine months ended September 30, 2023 includes a benefit from the application of a tax law change in Kenya. For more information on the change in the estimated useful lives of our tower assets, see the information under the caption “Property and Equipment” included in Note 1.

Loss from Discontinued Operations, Net of Taxes
The ATC TIPL Transaction received all government and regulatory approvals during the three months ended September 30, 2024. The divestiture qualified for presentation as discontinued operations. Accordingly, the operating results of ATC TIPL are reported as discontinued operations for all periods presented. Prior to the divestiture and classification as discontinued operations, ATC TIPL’s operating results were included within the Asia-Pacific property segment. See Note 15 for further discussion.
On September 12, 2024, we completed the ATC TIPL Transaction and received total consideration of 182 billion INR (approximately $2.2 billion). We used the proceeds from the ATC TIPL Transaction to repay existing indebtedness under the 2021 Multicurrency Credit Facility. We recorded a loss on the sale of ATC TIPL of $1.2 billion, which primarily included the reclassification of our cumulative translation adjustment in India upon exiting the market of $1.1 billion.
The following table presents key components of Loss from discontinued operations, net of taxes in the consolidated statements of operations:

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2024 (1)	2023		2024 (1)	2023
Revenue	$234.1	$297.5	(21)%	$911.2	$801.4	14%
Cost of operations	(131.8)	(177.8)	(26)%	(473.8)	(523.4)	(9)%
Depreciation, amortization and accretion	(14.3)	(39.7)	(64)%	(96.0)	(118.0)	(19)%
Selling, general, administrative and development expense	(30.0)	(11.6)	159%	(58.7)	(39.4)	49%
Other operating expense	(5.7)	(0.7)	714%	(6.7)	(3.3)	103%
Loss on sale of ATC TIPL	(1,245.5)	—	100%	(1,245.5)	—	100%
Goodwill impairment	—	(322.0)	(100)%	—	(322.0)	(100)%
Operating loss	(1,193.2)	(254.3)	369%	(969.5)	(204.7)	374%
Interest income	4.4	12.4	(65)%	30.7	22.1	39%
Interest expense	(2.0)	(2.7)	(26)%	(7.6)	(6.9)	10%
Other income (expense), net	0.2	63.3	(100)%	46.5	77.5	(40)%
Loss from discontinued operations before taxes	$(1,190.6)	$(181.3)	557%	$(899.9)	$(112.0)	703%
Income tax provision	17.9	16.2	10%	78.4	33.9	131%
Loss from discontinued operations, net of taxes	$(1,208.5)	$(197.5)	512%	$(978.3)	$(145.9)	571%
_______________
(1)Includes the results of operations for ATC TIPL through September 12, 2024.
During the nine months ended September 30, 2023, the Company deferred recognition of revenue of approximately $61.9 million, net of recoveries, related to a customer of ATC TIPL in India. During the nine months ended September 30, 2024, the Company recognized approximately $95.7 million of this previously deferred revenue. As of September 30, 2024, the Company has fully recognized this previously deferred revenue.
During the three and nine months ended September 30, 2023, we recorded goodwill impairment charges of $322.0 million for our India reporting unit.
During the nine months ended September 30, 2024, we recognized a gain of $46.4 million on the sale of the VIL Shares and the VIL OCDs. The gains on the sales of the VIL Shares and the VIL OCDs are recorded in Loss from discontinued operations, net of taxes in the consolidated statements of operations in the current period. During the three and nine months ended September 30, 2023, we recognized an unrealized gain of $63.6 million and $76.7 million, respectively, related to the VIL OCDs.

Net Income / Adjusted EBITDA and Net Income / Nareit FFO attributable to American Tower Corporation common stockholders / AFFO attributable to American Tower Corporation common stockholders

During the nine months ended September 30, 2024, we updated our presentation of Nareit FFO attributable to American Tower Corporation common stockholders and AFFO attributable to American Tower Corporation common stockholders to remove the separate presentation of Consolidated AFFO. We believe this presentation better aligns our reporting with management’s current approach of allocating capital and resources, managing growth and profitability and assessing the operating performance of our business. The change in presentation has no impact on our Nareit FFO attributable to American Tower Corporation common stockholders or AFFO attributable to American Tower Corporation common stockholders for any periods. Historical financial information included below has been adjusted to reflect the change in presentation.

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2024	2023		2024	2023
Net (loss) income	$(780.4)	$577.3	(235)%	$1,049.7	$1,353.8	(22)%
Loss from discontinued operations, net of taxes	1,208.5	197.5	512	978.3	145.9	571
Income tax provision	122.4	49.5	147	291.1	98.4	196
Other expense (income)	269.6	(234.5)	(215)	137.1	(41.3)	(432)
Loss on retirement of long-term obligations	—	—	—	—	0.3	(100)
Interest expense	356.8	356.5	0	1,083.3	1,040.6	4
Interest income	(37.7)	(33.3)	13	(103.1)	(85.0)	21
Other operating expense	5.1	26.6	(81)	5.0	213.2	(98)
Depreciation, amortization and accretion	498.5	723.2	(31)	1,527.9	2,203.6	(31)
Stock-based compensation expense	43.7	39.4	11	150.8	149.0	1
Adjusted EBITDA (1)	$1,686.5	$1,702.2	(1)%	$5,120.1	$5,078.5	1%
______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See Note 15 for further discussion.

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2024	2023		2024	2023
Net (loss) income (1)	$(780.4)	$577.3	(235)%	$1,049.7	$1,353.8	(22)%
Real estate related depreciation, amortization and accretion	461.5	661.2	(30)	1,414.1	2,018.0	(30)
Losses from sale or disposal of real estate and real estate related impairment charges (2)	9.6	24.2	(60)	22.9	196.0	(88)
Adjustments and distributions for unconsolidated affiliates and noncontrolling interests (3)	(92.6)	(84.5)	10	(269.6)	(246.3)	9
Adjustments for discontinued operations (4)	1,259.3	358.4	251	1,334.5	430.6	210
Nareit FFO attributable to American Tower Corporation common stockholders	$857.4	$1,536.6	(44)%	$3,551.6	$3,752.1	(5)%
Straight-line revenue	(68.5)	(108.2)	(37)	(221.7)	(340.4)	(35)
Straight-line expense	17.3	6.0	188	38.8	18.9	105
Stock-based compensation expense	43.7	39.4	11	150.8	149.0	1
Deferred portion of income tax and other income tax adjustments (5)	79.1	(1.7)	(4,753)	139.8	(63.3)	(321)
Non-real estate related depreciation, amortization and accretion	37.0	62.0	(40)	113.8	185.6	(39)
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	13.7	12.7	8	40.0	36.9	8
Other expense (income) (6)	269.6	(234.5)	(215)	137.1	(41.3)	(432)
Loss on retirement of long-term obligations	—	—	—	—	0.3	(100)
Other operating (income) expense (7)	(4.5)	2.4	(288)	(17.9)	17.2	(204)
Capital improvement capital expenditures	(36.8)	(44.3)	(17)	(88.0)	(116.9)	(25)
Corporate capital expenditures	(4.3)	(3.2)	34	(9.8)	(10.4)	(6)
Adjustments and distributions for unconsolidated affiliates and noncontrolling interests (8)	1.4	4.2	(67)	2.8	13.5	(79)
Adjustments for discontinued operations (9)	32.3	(65.5)	(149)	9.0	(59.7)	(115)
AFFO attributable to American Tower Corporation common stockholders	$1,237.4	$1,205.9	3%	$3,846.3	$3,541.5	9%
AFFO attributable to American Tower Corporation common stockholders from continuing operations	$1,154.3	$1,110.5	4%	$3,481.1	$3,316.5	5%
AFFO attributable to American Tower Corporation common stockholders from discontinued operations	$83.1	$95.4	(13)%	$365.2	$225.0	62%
_______________
(1)For the three and nine months ended September 30, 2024 and 2023, includes Loss from discontinued operations, net of taxes of $1.2 billion, $197.5 million, $978.3 million and $145.9 million, respectively.
(2)There are no material impairment charges for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, includes impairment charges of $9.8 million and $76.9 million, respectively. For the nine months ended September 30, 2023, also includes a loss on the sale of Mexico Fiber of $80.0 million.
(3)Includes distributions to noncontrolling interest holders, distributions related to the outstanding mandatorily convertible preferred equity in connection with our agreements with certain investment vehicles affiliated with Stonepeak Partners LP and adjustments for the impact of noncontrolling interests on Nareit FFO attributable to American Tower Corporation common stockholders.
(4)For the three and nine months ended September 30, 2024 and 2023, includes (i) real estate related depreciation, amortization and accretion for discontinued operations of $13.1 million, $38.0 million, $91.3 million and $113.0 million, respectively, and (ii) losses from the sale or disposal of real estate and real estate related impairment charges for discontinued operations of $1.2 billion, $320.4 million, $1.2 billion and $317.6 million, respectively. For the three and nine months ended September 30, 2024, includes a loss on the sale of ATC TIPL of $1.2 billion. For the three and nine months ended September 30, 2023, includes goodwill impairment charges of $322.0 million recorded for the India reporting unit.

(5)For the three and nine months ended September 30, 2024, includes adjustments for withholding taxes paid in Singapore of $2.9 million and $36.4 million, respectively, which were incurred as a result of the ATC TIPL Transaction. We believe that these withholding tax payments are nonrecurring, and do not believe these are an indication of our operating performance. Accordingly, we believe it is more meaningful to present AFFO attributable to American Tower Corporation common stockholders excluding these amounts.
(6)Includes losses (gains) on foreign currency exchange rate fluctuations of $337.4 million, ($239.0) million, $231.4 million and ($47.1) million, respectively.
(7)Primarily includes acquisition-related costs, integration costs and disposition costs.
(8)Includes adjustments for the impact of noncontrolling interests on other line items, excluding those already adjusted for in Nareit FFO attributable to American Tower Corporation common stockholders.
(9)Includes the impact of discontinued operations associated with other line items, excluding the impact already included in Nareit FFO attributable to American Tower Corporation common stockholders.

The changes in net (loss) income for the three and nine months ended September 30, 2024 were primarily due to a loss from discontinued operations, net of tax, as a result of the ATC TIPL Transaction. The decrease in net income from continuing operations for the three months ended September 30, 2024 was primarily due to (i) changes in other expense (income), primarily due to foreign currency exchange rate fluctuations, (ii) an increase in the income tax provision and (iii) a decrease in segment operating profit, partially offset by (x) a decrease in depreciation, amortization and accretion expense and (y) a decrease in other operating expense. The increase in net income from continuing operations for the nine months ended September 30, 2024 was primarily due to (i) a decrease in depreciation, amortization and accretion expense, (ii) an increase in segment operating profit and (iii) a decrease in other operating expense, which included the loss on the sale of Mexico Fiber during the nine months ended September 30, 2023, partially offset by (x) changes in other expense (income), primarily due to foreign currency exchange rate fluctuations, (y) an increase in the income tax provision and (z) an increase in interest expense.
The decrease in Adjusted EBITDA for the three months ended September 30, 2024 was primarily attributable to a decrease in our gross margin and an increase in SG&A, excluding the impact of stock-based compensation expense of $3.1 million. The increase in Adjusted EBITDA for the nine months ended September 30, 2024 was primarily attributable to an increase in our gross margin and a decrease in SG&A, excluding the impact of stock-based compensation expense of $12.3 million.
The increase in AFFO attributable to American Tower Corporation common stockholders for the three months ended September 30, 2024 was primarily attributable to (i) an increase in our operating profit, excluding the impact of straight-line accounting and (ii) decreases in cash paid for income taxes and capital improvement capital expenditures, partially offset by (i) distributions and adjustments for noncontrolling interests, including distributions to noncontrolling interest holders in our Europe property segment and Data Centers segment and (ii) a decrease in AFFO attributable to American Tower Corporation common stockholders from discontinued operations.
The increase in AFFO attributable to American Tower Corporation common stockholders for the nine months ended September 30, 2024 was primarily attributable to (i) an increase in our operating profit, excluding the impact of straight-line accounting, (ii) an increase in AFFO attributable to American Tower Corporation common stockholders from discontinued operations and (iii) decreases in cash paid for income taxes and capital improvement capital expenditures, partially offset by (x) distributions and adjustments for noncontrolling interests, including distributions to noncontrolling interest holders in our Europe property segment and Data Centers segment and (y) increases in net cash paid for interest.

Liquidity and Capital Resources
The information in this section updates as of September 30, 2024 the “Liquidity and Capital Resources” section of the 2023 Form 10-K and should be read in conjunction with that report.
Overview
During the nine months ended September 30, 2024, our significant financing transactions included:
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
•Repayment of 825.0 million EUR ($895.5 million as of the repayment date) unsecured term loan, as amended in December 2021 (the “2021 EUR Three Year Delayed Draw Term Loan”); and
•Repayment of indebtedness under the 2021 Multicurrency Credit Facility using proceeds from the ATC TIPL Transaction.
As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes the significant components of our liquidity (in millions):

As of September 30, 2024
Available under the 2021 Multicurrency Credit Facility	$5,860.0
Available under the 2021 Credit Facility	2,932.0
Letters of credit	(35.6)
Total available under credit facilities, net	$8,756.4
Cash and cash equivalents	2,150.3
Total liquidity	$10,906.7
Subsequent to September 30, 2024, we made additional net borrowings of $725.0 million under the 2021 Multicurrency Credit Facility and repayments of $260.0 million under the 2021 Credit Facility (as defined below).
Summary cash flow information is set forth below (in millions):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used for):
Operating activities	$4,091.5	$3,580.5
Investing activities (1)	771.3	(1,165.6)
Financing activities	(4,543.9)	(2,281.5)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(130.1)	(42.5)
Net increase in cash and cash equivalents, and restricted cash	$188.8	$90.9
_______________
(1)For the nine months ended September 30, 2024, includes $2.2 billion of proceeds from the ATC TIPL Transaction.
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
As of September 30, 2024, we had total outstanding indebtedness of $37.4 billion, with a current portion of $3.7 billion. During the nine months ended September 30, 2024, we generated sufficient cash flow from operations, together with borrowings under our credit facilities, proceeds from our debt issuance and cash on hand, to fund our acquisitions, capital expenditures and debt service obligations, as well as our required distributions. We believe the cash generated by operating activities during the year ending December 31, 2024, together with our borrowing capacity under our credit facilities, will suffice to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions.
Material Cash Requirements— There were no material changes to the Material Cash Requirements section of the 2023 Form 10-K.
As of September 30, 2024, we had $1.6 billion of cash and cash equivalents held by our foreign subsidiaries. As of September 30, 2024, we had $327.5 million of cash and cash equivalents held by our joint ventures, of which $281.7 million was held by our foreign joint ventures. Certain foreign subsidiaries may pay us interest or principal on intercompany debt. Additionally, in the event that we repatriate funds from our foreign subsidiaries, we may be required to accrue and pay certain taxes.
Cash Flows from Operating Activities
The increase in cash provided by operating activities for the nine months ended September 30, 2024 was primarily attributable to (i) an increase in the operating profits of our U.S. & Canada, Asia-Pacific, Africa, and Europe property segments, our Data Centers segment, and in India, excluding the loss on sale of ATC TIPL, (ii) a decrease in the impact of straight-line revenue and (iii) a decrease in cash required for working capital, partially offset by increases in cash paid for interest and cash paid for taxes.
Cash Flows from Investing Activities
Our significant investing activities during the nine months ended September 30, 2024 are highlighted below:
•We spent $114.9 million for acquisitions, including $25.7 million in payments made for acquisitions completed in 2023 and $59.0 million in payments for sites acquired in connection with the AT&T transaction described in note 13 to our consolidated and condensed consolidated financial statements included in this Quarterly Report.
•We received $238.0 million from the sales of the VIL Shares and the VIL OCDs.
•We received $2.2 billion from the ATC TIPL Transaction.
•We spent $1.2 billion for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$651.2
Ground lease purchases (2)	89.1
Capital improvements and corporate expenditures (3)	115.7
Redevelopment	250.3
Start-up capital projects	56.6
Total capital expenditures (4)	$1,162.9
_______________
(1)Includes the construction of 1,423 communications sites globally, the construction of 90 communications sites in India, which are reported as discontinued operations, and approximately $382.3 million of spend related to data center assets.
(2)Includes $24.0 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(3)Includes $3.9 million of finance lease payments reported in Repayments of notes payable, credit facilities, senior notes, secured debt, term loan and finance leases in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(4)Net of purchase credits of $11.6 million on certain assets, which are recorded in investing activities in our condensed consolidated statements of cash flows.
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

We expect that our 2024 total capital expenditures will be as follows (in millions):

Discretionary capital projects (1)	$780	to	$810
Ground lease purchases	125	to	145
Capital improvements and corporate expenditures	165	to	175
Redevelopment	365	to	395
Start-up capital projects	65	to	85
Total capital expenditures	$1,500	to	$1,610
_______________
(1)Includes the construction of approximately 1,800 to 2,600 communications sites globally and approximately $480 million of anticipated spend related to data center assets.
Cash Flows from Financing Activities
Our significant financing activities were as follows (in millions):

	Nine Months Ended September 30,
	2024	2023
Proceeds from issuance of senior notes, net	$2,374.1	$5,678.3
Repayments of credit facilities, net	(1,113.1)	(2,531.8)
Repayments of term loans (1)	(1,015.4)	(1,500.0)
Proceeds from issuance of securities in securitized transactions, net	—	1,300.0
Repayments of securitized debt	—	(1,300.0)
Repayments of senior notes	(2,150.0)	(1,700.0)
Contributions from noncontrolling interest holders	103.7	3.0
Distributions to noncontrolling interest holders	(361.8)	(34.4)
Distributions paid on common stock	(2,316.9)	(2,193.2)
_______________
(1)For the nine months ended September 30, 2024, includes the repayments of the 2021 EUR Three Year Delayed Draw Term Loan and the India Term Loan (as defined below).
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
Bank Facilities
2021 Multicurrency Credit Facility—During the nine months ended September 30, 2024, we borrowed an aggregate of $4.6 billion, including 0.9 billion EUR ($1.0 billion as of the borrowing date) and repaid an aggregate of $5.2 billion, including 1.1 billion EUR ($1.2 billion as of the repayment date), of revolving indebtedness under the 2021 Multicurrency Credit Facility. We used the borrowings to repay outstanding indebtedness, including the 0.600% Notes, the 5.00% Notes and the 2021 EUR Three Year Delayed Draw Term Loan, and for general corporate purposes. As of September 30, 2024, there are no EUR borrowings outstanding under the 2021 Multicurrency Credit Facility. We used the proceeds from the ATC TIPL Transaction to repay existing indebtedness under the 2021 Multicurrency Credit Facility. We currently have $5.2 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Multicurrency Credit Facility in the ordinary course.
2021 Credit Facility—During the nine months ended September 30, 2024, we borrowed an aggregate of $1.5 billion and repaid an aggregate of $2.1 billion of revolving indebtedness under our $4.0 billion senior unsecured revolving credit facility, as amended and restated in December 2021, as further amended (the “2021 Credit Facility”). We used the borrowings to repay outstanding indebtedness, including the 3.375% Notes, and for general corporate purposes. We currently have $30.4 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Credit Facility in the ordinary course.

Repayment of 2021 EUR Three Year Delayed Draw Term Loan—On May 21, 2024, we repaid all amounts outstanding under the 2021 EUR Three Year Delayed Draw Term Loan using borrowings under the 2021 Multicurrency Credit Facility.
As of September 30, 2024, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and our $1.0 billion unsecured term loan, as amended and restated in December 2021, as further amended (the “2021 Term Loan”), were as follows:

Bank Facility		Outstanding Principal Balance ($ in millions)	Maturity Date		SOFR or EURIBOR borrowing interest rate range (1)	Base rate borrowing interest rate range (1)	Current margin over SOFR or EURIBOR and the base rate, respectively
2021 Multicurrency Credit Facility	(2)	$140.0	July 1, 2026	(3)	0.875% - 1.500%	0.000% - 0.500%	1.125% and 0.125%
2021 Credit Facility	(2)	1,068.0	July 1, 2028	(3)	0.875% - 1.500%	0.000% - 0.500%	1.125% and 0.125%
2021 Term Loan	(2)	1,000.0	January 31, 2027		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
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
India Term Loan—On February 17, 2023, we borrowed 10.0 billion INR (approximately $120.7 million at the date of borrowing) under an unsecured term loan in India with a maturity date that is one year from the date of the first draw thereunder (the “India Term Loan”). In January 2024, we amended the India Term Loan to extend the maturity date to December 31, 2024. On September 12, 2024, in connection with the completion of the ATC TIPL Transaction, we repaid the India Term Loan.
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
During the nine months ended September 30, 2024, there were no repurchases under either of the Buyback Programs.
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
Sales of Equity Securities—We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan and upon exercise of stock options granted under our equity incentive plan. During the nine months ended

September 30, 2024, we received an aggregate of $38.1 million in proceeds upon exercises of stock options and sales pursuant to our employee stock purchase plan.
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
Distributions—As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of net operating losses (“NOLs”). We have distributed an aggregate of approximately $19.8 billion to our common stockholders, including the dividend paid in October 2024, primarily classified as ordinary income that may be treated as qualified REIT dividends under Section 199A of the Code for taxable years beginning before 2026.
During the nine months ended September 30, 2024, we paid $4.94 per share, or $2.3 billion, to our common stockholders of record. In addition, we declared a distribution of $1.62 per share, or $757.0 million, paid on October 25, 2024 to our common stockholders of record at the close of business on October 9, 2024.
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
We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of September 30, 2024, the amount accrued for distributions payable related to unvested restricted stock units was $20.4 million. During the nine months ended September 30, 2024, we paid $11.0 million of distributions upon the vesting of restricted stock units.
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
Restrictions Under Loan Agreements Relating to Our Credit Facilities—Each Bank Loan Agreement contains certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The Bank Loan Agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. As of September 30, 2024, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended September 30, 2024 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~ 3.9	~ 0.6
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ 18.1 (4)	~ 6.0
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
Under the Securitization Loan Agreements, amounts due will be paid from the cash flows generated by the assets securing the Series 2015-2 Notes or the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”), the Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”), the Secured Tower Revenue Securities 2023-1, Subclass A (the “Series 2023-1A Securities”), the Secured Tower Revenue Securities, Series 2023-1, Subclass R (the “Series 2023-1R Securities” and, together with the Series 2023-1A Securities, the “2023 Securities”) issued in the Trust Securitizations (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after paying all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of these assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to us for use. As of September 30, 2024, $81.7 million held in such reserve accounts was classified as restricted cash.
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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During the Nine Months Ended September 30, 2024	DSCR as of September 30, 2024	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$271.5	18.69x	$320.1	$322.8
Trust Securitizations	AMT Asset Subs	Secured Tower Revenue Securities, Series 2023-1, Subclass A, Secured Tower Revenue Securities, Series 2023-1, Subclass R, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (2)	(3)(5)	$415.1	7.21x	$532.1	$545.6
_____________
(1)Based on the net cash flow of the applicable issuer or borrower as of September 30, 2024 and the expenses payable over the next 12 months on the Series 2015-2 Notes or the Loan, as applicable.
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
We have reviewed our policies and estimates to determine our critical accounting policies for the nine months ended September 30, 2024. We have made no material changes to the critical accounting policies described in the 2023 Form 10-K.
Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of September 30, 2024 consisted of $140.0 million under the 2021 Multicurrency Credit Facility, $1.1 billion under the 2021 Credit Facility and $1.0 billion under the 2021 Term Loan. A 10% increase in current interest rates would result in an additional $10.5 million of interest expense for the nine months ended September 30, 2024.
Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency exchange rate fluctuations. For the nine months ended September 30, 2024, 35% of our revenues and 43% of our total operating expenses were denominated in foreign currencies.
As of September 30, 2024, we have incurred intercompany debt that is not considered to be permanently reinvested and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $34.4 million of unrealized losses that would be included in Other income (expense) in our consolidated statements of operations for the nine months ended September 30, 2024. As of September 30, 2024, we have 7.5 billion EUR (approximately $8.4 billion) denominated debt outstanding. An adverse change of 10% in the underlying exchange rates of our outstanding EUR debt would result in $0.9 billion of foreign currency losses that would be included in Other expense in our consolidated statements of operations for the nine months ended September 30, 2024.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2024 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.

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

AMERICAN TOWER CORPORATION

Date: October 29, 2024	By:	/S/ RODNEY M. SMITH
Rodney M. Smith Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)