Form 10-K
period 2024-12-31
AMERICAN TOWER CORP /MA/
filed 2025-02-25
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One):

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (§15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2024 was $90.7 billion, based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second quarter.
As of February 18, 2025, there were 467,457,256 shares of common stock outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

AMERICAN TOWER CORPORATION

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2024

i

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS—(Continued)
FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2024
ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains statements about future events and expectations, or forward-looking statements, all of which are inherently uncertain. We have based those forward-looking statements on our current expectations and projections about future results. When we use words such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects” or similar expressions, we are making forward-looking statements. Examples of forward-looking statements include, but are not limited to, future prospects of growth in the communications infrastructure leasing industry, the creditworthiness and financial strength of our customers, the effects of consolidation among companies in our industry and among our customers and other competitive and financial pressures, our ability to maintain or increase our market share, our plans to fund our future liquidity needs, the expected impacts of strategic partnerships on our business, our expectations for the closing of signed agreements and the expected impacts of such agreements on our business, our substantial leverage and debt service obligations, our future financing transactions, our future operating results, the level of future expenditures by companies in this industry and other trends in this industry, our ability to protect our rights to the land under our towers and buildings in which our data centers are located, changes in zoning, tax and other laws and regulations and administrative and judicial decisions, economic, political and other events, particularly those relating to our international operations, our future capital expenditure levels, the impact of technology changes on our industry and our business, our ability to remain qualified for taxation as a real estate investment trust (“REIT”), the amount and timing of any future distributions including those we are required to make as a REIT, natural disasters and similar events and technology failures, including cybersecurity and data privacy incidents. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. These assumptions could prove inaccurate. These forward-looking statements may be found under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this Annual Report generally.
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
Overview
We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. We refer to this business, inclusive of our data center business discussed below, as our property operations, which accounted for 98% of our total revenues for the year ended December 31, 2024. We also offer tower-related services in the United States, which we refer to as our services operations. These services include site application, zoning and permitting, structural and mount analyses, and construction management, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites. Our customers include our tenants, licensees and other payers.
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
As of December 31, 2024, our communications real estate portfolio of 148,957 communications sites included 42,222 communications sites in the U.S. & Canada, 26,642 communications sites in Africa & APAC (as defined below), 31,786 communications sites in Europe and 48,307 communications sites in Latin America, as well as (i) urban telecommunications assets in Argentina, Brazil, Colombia, South Africa and Spain, (ii) other property interests in Canada and the United States and (iii) 29 data center facilities across ten markets in the United States.
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
On January 4, 2024, we, through our subsidiaries, ATC Asia Pacific Pte. Ltd. and ATC Telecom Infrastructure Private Limited (“ATC TIPL”), which held our operations in India, entered into an agreement with Data Infrastructure Trust (“DIT”), an infrastructure investment trust sponsored by an affiliate of Brookfield Asset Management, pursuant to which DIT agreed to acquire a 100% ownership interest in ATC TIPL (the “ATC TIPL Transaction”). Per the terms of the agreement, total aggregate consideration represented up to approximately 210 billion Indian Rupees (“INR”) (approximately $2.5 billion), including the value of the VIL OCDs and the VIL Shares (each as defined and further discussed in Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Loss from Discontinued Operations, Net of Taxes”), payments on certain existing customer receivables, the repayment of existing intercompany debt and the repayment, or assumption, of our existing term loan in India, by DIT.
During the year ended December 31, 2024, ATC TIPL distributed approximately 29.6 billion INR (approximately $354.1 million) to us, which included the value of the VIL Shares and the VIL OCDs and the satisfaction of the economic benefit associated with the rights to payments on certain existing customer receivables. The distributions were deducted from the total aggregate consideration received by us at closing.
The ATC TIPL Transaction received all government and regulatory approvals during the three months ended September 30, 2024, and on September 12, 2024, we completed the sale of ATC TIPL and received total consideration of 182 billion INR (approximately $2.2 billion). We used the proceeds from the ATC TIPL Transaction to repay existing indebtedness under our $6.0 billion senior unsecured multicurrency revolving credit facility, as amended and restated in December 2021, as further amended (the “2021 Multicurrency Credit Facility”). The divestiture qualified for presentation as discontinued operations. We recorded a loss on the sale of ATC TIPL of $1.2 billion, which primarily included the reclassification of our cumulative translation adjustment in India upon exiting the market of $1.1 billion. The loss on sale of ATC TIPL is included in Loss from discontinued operations, net of taxes in the consolidated statements of operations for the year ended December 31, 2024. See note 22 to our consolidated and condensed consolidated financial statements included in this Annual Report (“Note 22”) for further discussion.

During the year ended December 31, 2024, we also completed the sales of our subsidiaries in Australia (“ATC Australia”) and New Zealand (“ATC New Zealand”) for total aggregate consideration of approximately $77.6 million. We recorded a gain on the sales of ATC Australia and ATC New Zealand of $8.5 million, which is included in Other operating expenses in the accompanying consolidated statements of operations. The divestitures did not qualify for presentation as discontinued operations.
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
The use of TRSs enables us to continue to engage in certain businesses and jurisdictions while complying with REIT qualification requirements. We may, from time to time, change the election of previously designated TRSs to be included as part of the REIT. As of December 31, 2024, our REIT-qualified businesses included our U.S. tower leasing business, a majority of our U.S. DAS networks business, our Services and Data Centers segments, as well as most of our operations in Canada, Costa Rica, France, Germany, Ghana, Kenya, Mexico, Nigeria, South Africa, Spain and Uganda.
During the fourth quarter of 2024, following recent divestitures, including the ATC TIPL Transaction, and changes to our organizational structure, we reviewed and changed our reportable segments. Our Asia-Pacific (“APAC”) property segment and our Africa property segment were combined into the Africa & APAC property segment. As a result, we now have six reportable segments: U.S. & Canada property (which includes all assets in the United States and Canada, other than our data center facilities and related assets), Africa & APAC property, Europe property, Latin America property, Data Centers and Services. This change aligns with our management structure and better aligns our reporting with management’s current approach of allocating costs and resources, managing growth and profitability and assessing the operating performance of our business segments.
Products and Services
Property Operations
Our property operations accounted for 98%, 99% and 98% of our total revenues for the years ended December 31, 2024, 2023 and 2022, respectively. Our revenue is primarily generated from tenant leases. Within our tower leasing operations, our tenants lease space on our communications real estate, where they install and maintain their equipment. Rental payments vary considerably depending upon numerous factors, including, but not limited to, amount, type and position of tenant equipment on the tower, remaining tower capacity and tower location. Our costs typically include ground rent (which is primarily fixed under long-term lease agreements with annual cost escalations) and power and fuel costs, some or all of which may be passed through to our tenants, as well as property taxes and repair and maintenance expenses. Our property operations have generated consistent growth in revenue and typically have low cash flow volatility due to the following characteristics:
•Long-term tenant leases with contractual rent escalations. In general, our tenant leases for our communications sites with wireless carriers have initial non-cancellable terms of five to ten years with multiple renewal terms, with provisions that periodically increase the rent due under the lease, typically annually, based on a fixed escalation percentage (averaging approximately 3% in the United States) or an inflationary index in most of our international markets, or a combination of both. Based upon foreign currency exchange rates and the tenant leases in place as of December 31, 2024, we expect to generate nearly $54 billion of non-cancellable tenant lease revenue over future periods, before the impact of straight-line lease accounting.
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
•High lease renewal rates. Our tenants tend to renew leases because suitable alternative sites may not exist or be available and repositioning a site in their network may be expensive and may adversely affect network quality. We define churn as tenant billings lost when a tenant cancels or does not renew its lease or, in limited circumstances, when the lease rates on existing leases are reduced. We derive our churn rate for a given year by dividing our tenant billings lost on this basis by our prior-year tenant billings. During the year ended December 31, 2024, churn was approximately 2% of our tenant billings, primarily driven by churn in our U.S. & Canada property segment. We expect that our churn rate in our U.S. & Canada property segment will continue to be elevated through 2025 due to contractual lease cancellations and non-renewals by T-Mobile US, Inc. (“T-Mobile”), including legacy Sprint Corporation leases, pursuant to the terms of our master lease agreement with T-Mobile (the “T-Mobile MLA”) entered into in September 2020.
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

	2024	2023	2022
U.S. & Canada	52%	53%	52%
Africa & APAC (1)	12%	12%	12%
Europe	8%	8%	8%
Latin America	17%	18%	18%
Data Centers	9%	8%	8%
_______________
(1)    Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See Note 22 for further discussion.
Communications Sites. Approximately 87%, 88% and 87% of revenue in our property segments was attributable to our communications sites, excluding DAS networks and fiber, for the years ended December 31, 2024, 2023 and 2022, respectively.
We lease space on our communications sites to tenants providing a diverse range of communications services, including cellular voice and data, broadcasting, mobile video and a number of other applications. In addition, in many of our international markets, we receive pass-through revenue from our tenants to cover certain costs, including power and fuel costs and ground rent. Our top tenants by revenue for each property segment are as follows for the year ended December 31, 2024:
•U.S. & Canada: AT&T Inc. (“AT&T”); T-Mobile; and Verizon Communications Inc. (“Verizon Wireless”) accounted for an aggregate of 86% of U.S. & Canada property segment revenue.
•Africa & APAC: Bharti Airtel Limited (“Airtel”); and MTN Group Limited (“MTN”) accounted for an aggregate of 81% of Africa & APAC property segment revenue.
•Europe: Telefónica S.A. (“Telefónica”) accounted for an aggregate of 70% of Europe property segment revenue.
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
•Property Interests. We own portfolios of property interests in Canada and the United States, including land under carrier or other third-party communications sites, which provide recurring cash flow under complementary leasing arrangements.
•Shared Generators. We have contracts with certain of our tenants in the United States pursuant to which we provide access to shared backup power generators.
Services Operations
We offer tower-related services in the United States, including site application, zoning and permitting, structural and mount analyses, and construction management services. Our services operations primarily support our site leasing business, including through the addition of new tenants and equipment on our sites. This segment accounted for 2%, 1% and 2% of our total revenue for the years ended December 31, 2024, 2023 and 2022, respectively.
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
•Increase the occupancy of our existing communications real estate portfolio to support global connectivity. We believe that our highest incremental returns will be achieved by leasing additional space on our existing communications sites. Increasing demand for wireless services in our served markets has resulted in significant capital spending by major wireless carriers and other connectivity providers. As a result, we anticipate growing demand for our communications sites because they are attractively located and typically have capacity available for additional tenants and equipment. In the United States, incremental carrier network activity is being driven by ongoing 5G network deployments. In our international markets, carriers are increasingly deploying more advanced network technologies such as 4G and, in the case of our international markets with more mature network technology, 5G, while continuing to selectively augment legacy networks. We believe that the majority of our towers have capacity for additional tenants and that substantially all of our towers that are currently at or near full structural capacity can be upgraded or augmented to meet future tenant demand with relatively modest capital investment. Therefore, we will continue to target our sales and marketing activities to increase the utilization and return on investment of our existing communications sites.
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
•Further improve our operational performance and efficiency. We continue to seek opportunities to improve our operational performance throughout the organization. This includes investing in our systems and people as we strive to improve efficiency and provide superior service to our customers. To achieve this, we intend to continue to focus on customer service initiatives, such as reducing cycle times for key functions, including lease processing and tower structural analysis. We are also focused on developing and implementing sustainable power solutions across our footprint to reduce our reliance on fossil fuels and help improve the overall efficiency of the communications infrastructure and wireless industries through our sustainability and power as a service (PaaS) initiatives.
•Maintain a strong balance sheet. We remain committed to disciplined financial policies, which we believe result in our ability to maintain a strong balance sheet and will support our overall strategy and focus on asset growth and operational excellence. As a result of these policies, we currently have investment grade credit ratings. We continue to focus on maintaining a robust liquidity position and, as of December 31, 2024, had $12.0 billion of available liquidity. We believe that our investment grade credit ratings provide us consistent access to the capital markets and our liquidity provides us the ability to continue to invest in growing and augmenting our business.
Capital Allocation Strategy
The objective of our capital allocation strategy is to simultaneously increase adjusted funds from operations per share and our return on invested capital over the long term. To maintain our qualification for taxation as a REIT, we are required annually to distribute an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain) to our stockholders. After complying with our REIT distribution requirements, we plan to continue to allocate our available capital among investment alternatives that meet or exceed our return on investment criteria, while taking into account the repayment of debt consistent with our financial policies. On an ongoing basis, we also perform a comprehensive assessment of our global operations to ensure our portfolio is positioned to drive sustained growth and achieve our risk-adjusted return objectives. This assessment can influence our decisions on future capital allocation priorities between certain countries and assets, and may result in our decision to divest a portion, or all, of certain assets, including our Mexico fiber and Poland businesses in 2023, and our Australia, India and New Zealand businesses in 2024, and repurpose proceeds, and potential future capital, to other capital priorities.
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
International Strategy
We believe that, in certain international markets, we can create value by expanding our existing, communications real estate leasing business, and leveraging our shared global experience, capabilities and services, to deliver a best-in-class offering for our customers and attractive risk-adjusted return for our shareholders. We strive to maintain a diversified approach to our international strategy by operating in a geographically diverse array of markets in a variety of stages of wireless network development. Our international strategy includes a disciplined, individualized market evaluation, in which we conduct the following analyses, among others:
•Country analysis. Prior to entering a new market, and on an ongoing basis as we evaluate our portfolio, we conduct an extensive review of the country’s historical and projected macroeconomic fundamentals, including inflation and foreign currency exchange rate trends, demographics, capital markets, tax regime and investment alternatives, and the general business, political and legal environments, including property rights and regulatory regime.
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
In Africa & APAC, our subsidiaries in Burkina Faso, Ghana, Kenya, Niger, Nigeria and Uganda are required to hold a license in order to establish and maintain passive telecommunications infrastructure services and DAS networks for communications service providers. Our subsidiaries in the Philippines and Bangladesh are required to hold a registration or license in order to establish, manage and operate passive telecommunications infrastructure services.
In Latin America, our subsidiary in Chile holds a concession of intermediate telecommunications services and our subsidiary in Argentina holds an information and communications technology service license. In Peru, our subsidiaries are registered as infrastructure providers and in Colombia, passive infrastructure activities do not need any authorization, but our fiber subsidiary is registered as a carrier service provider. The subsidiary that holds our fiber business in Brazil is also licensed and regulated as a concession holder and permit holder authorized to provide telecommunications services. In certain of the markets in which we operate, we are required to provide tower space to service providers on a non-discriminatory basis, subject to the negotiation of mutually agreeable terms. Additionally, one of our Brazilian subsidiaries, American Tower do Brasil – Cessao de Infraestruturas S.A. (“ATC Brazil”) issued non-convertible debentures in 2023 and in 2025, which are listed on the Brazilian stock exchange. Although the non-convertible debentures are held by another subsidiary of ours and are eliminated in consolidation, ATC Brazil is still subject to the listing requirements of such exchange.

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
In all countries where we operate, we are subject to zoning restrictions and restrictive covenants imposed by local authorities or community organizations. While these regulations vary, they typically require tower owners or tenants to obtain approval from local authorities, environmental bodies or community standards organizations prior to tower construction or the addition of a new antenna to an existing tower. Local zoning authorities and community residents periodically oppose construction in their communities, which can delay or prevent new tower construction, new antenna installation or site upgrade projects, thereby limiting our ability to respond to tenant demand. This opposition and existing or new zoning, environmental or aviation regulations can increase costs associated with new tower construction, tower modifications or additions of new antennas to a site or site upgrades, as well as adversely affect the associated timing or cost of such projects. Further, additional regulations may be adopted that cause delays or result in additional costs to us or changes in the competitive landscape that may negatively affect our business. These factors could materially and adversely affect our operations. In the United States, the Telecommunications Act of 1996 prohibits any action by state and local authorities that would discriminate between different providers of wireless services or ban altogether the construction, modification or placement of communications sites. It also prohibits state or local restrictions based on the environmental effects of radio frequency emissions to the extent the facilities comply with FCC regulations. Further, in February 2012, the United States government adopted regulations requiring that local and state governments approve modifications or colocations that qualify as eligible facilities under the regulations.
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

With respect to our data center facilities, the presence of contamination, asbestos, lead or lead-based paint, mold or other air quality issues or the failure to remediate contamination, asbestos, lead or lead-based paint, mold or other air quality issues at our facilities may expose us to third-party liability or materially and adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral. Violations of these types of regulations could subject us to fines or criminal sanctions.

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
The U.S. Environmental Protection Agency, or EPA, some of the states and localities in which we operate and the governments of other countries in which we operate have also enacted or proposed certain climate-related disclosures and may adopt new regulations related to the use of fossil fuels or requiring the use of alternative fuel or renewable energy sources to power energy resources that serve our data centers. Efforts to support and enhance renewable electricity generation may increase our costs of electricity above those that would be incurred through procurement of conventional electricity. Our data centers require and consume significant amounts of power, including electricity generated by the burning of fossil fuels. These laws, regulations and stakeholder requests could limit our ability to develop new facilities or result in substantial compliance, maintenance, repair, retrofit and construction costs, including capital expenditures for environmental control facilities and other new equipment. Changes in regulations that affect electric power providers, such as regulations related to the control of greenhouse gas emissions or other climate change-related matters, could adversely affect the costs of electric power and increase our operating costs, which could adversely affect our business, financial condition and results of operations or those of our customers. See “Risk Factors” in Item 1A of this Annual Report for more information on our data center-related risks.

Health and Safety. In the United States and in other countries where we operate, we are subject to various national, state and local laws regarding employee health and safety, including protection from radio frequency exposure and air quality issues.
Competition
Our industry is highly competitive. We compete, both for new business and for the acquisition of assets, with other public tower companies, such as Crown Castle International Corp., SBA Communications Corporation, Telesites S.A.B. de C.V. and Cellnex Telecom, S.A., wireless carrier tower consortia and private tower companies, private equity sponsored firms, carrier-affiliated tower companies, independent wireless carriers, tower owners, broadcasters and owners of non-communications sites, including rooftops, utility towers, water towers and other alternative structures. Our data center business also competes with a variety of companies offering similar data center solutions and services, including space, power, interconnection and development services. We believe that location and capacity, grid distribution constraints, network and/or interconnection density, price, quality and speed of service have been, and will continue to be, significant competitive factors affecting owners, operators and managers of communications sites and data center facilities.

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
Human Capital Resources
As of December 31, 2024, we employed 4,691 full-time individuals, including 2,589 employees based in the United States and 2,102 employees based internationally. Our teams in our more than 20 countries around the world are our most important assets and fundamental to our success. Aligned with our business strategy, our human capital management strategy focuses on developing and delivering solutions to attract, develop, engage and retain top talent in each of the countries where we operate. Our Chief Human Resources Officer regularly reports to the Compensation Committee of our Board of Directors (our “Board”) on our initiatives related to human capital management.

Inclusion and Belonging. A critical factor in our success is ensuring that an inclusive and collaborative workplace remains at the core of our business culture, infusing fresh ideas, helping us remain connected to our customers in a dynamic global market and ensuring mutual respect guides us in our interactions both internally and externally.

Additionally, we have implemented several initiatives designed to support our inclusion efforts, including pledges from the American Tower Foundation. Furthermore, we have worked to provide access and opportunity for underrepresented groups in the REIT industry. We also enable global employee resource groups to promote better employee engagement. Our employee resource groups are open to all employees with the goal of enhancing professional development, connection and collaboration for everyone.

Talent Development and Recruitment. As a critical investment in our capacity to provide our customers with outstanding support and customer service, we offer a variety of development opportunities unique to each market to cultivate our talent throughout our global organization. For individual contributors, we provide resources in up to five languages that focus on job-specific training and general topics, such as productivity, collaboration and project management. We create and customize courses to meet regional needs and update these courses regularly to address changing marketplace dynamics and employee interests.

Developing our managers is critical to our success, and several resources and tools are provided to all levels of management. For example, our Management Essentials program provides continuous learning opportunities through training led by American Tower leaders globally. Managers learn tools and best practices that enable both management and team success, and that build and strengthen competencies to better respond to the needs of a growing and increasingly complex organization. Furthermore, our Gateway to Leadership program builds further on the skills and competencies we deliver through Management Essentials by providing additional leadership training for managers in Europe, Africa and Latin America. Our annual Accelerated Leadership Development program, in collaboration with the INSEAD executive education program, provides our next generation leaders in Latin America, Europe, the U.S. and Africa, with a seven-week intensive workshop to enhance management and leadership skills. For our employees with high potential, we offer several professional development opportunities designed to support these employees through a career path journey to become inclusive leaders. These are all supported by a comprehensive talent-management review process to develop future leaders and ensure effective succession planning. Additionally, our virtual corporate university, ATC YOU, provides our employees with a range of global learning resources for professional development and career growth.

Our recruiting efforts consistently include strategies to build qualified candidate pipelines with varied skills and backgrounds and promote a culture that supports a diverse team of global employees. We have developed education initiatives and increased access to professional development opportunities for employees, including an enhanced focus on mentoring opportunities.

Our Compensation Committee also approved a shared human capital management goal for the entire executive team for 2024, which focuses on developing talent.

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

Health and Wellness. We offer medical and parental leave benefits to full-time employees across all markets, with some local variation. We conduct wellness check-ins and offer resources to support our employees’ mental health and well-being, including access to a free Employee Assistance Program, which offers confidential assistance on a wide range of issues. We also offer market competitive benefits in all locations and, in 2024, continued our behavioral health benefit in the United States to support employees’ mental well-being.

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
•a decrease in demand for wireless or colocation services, including due to general economic conditions, changes in global tariff or trade policies or regulations, disruption in the financial and credit markets or global social, political or health crises, inflation, slowing growth, high interest rates or recession;
•delays or changes in the deployment of next generation wireless technologies;
•technological changes, including artificial intelligence, satellite technology and an increase in the use of radio access network (“RAN”) sharing among wireless service providers;
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

One or more of our customers, or their parent companies, may experience financial difficulties, file for bankruptcy or reduce or terminate operations as a result of a prolonged economic downturn, economic difficulties (such as those from the imposition of taxes, fees (including the cost of, and access to, spectrum), regulations or judicial interpretations of regulations, and any associated penalties or interest, which may be substantial) or otherwise. The current inflationary and high interest rate environment could materially and adversely affect our customers through disruptions of, among other things, their ability to procure their equipment through their supply chains, their ability to procure power and fuel and their ability to maintain liquidity and deploy network capital, with potential decreases in consumer spending contributing to liquidity risks. Such financial difficulties could result in uncollectible accounts receivable and an impairment of our deferred rent asset, tower asset, network location intangible asset, tenant-related intangible asset or goodwill. The loss of significant customers, or the loss of all or a portion of our anticipated lease revenues from certain customers, could have a material adverse effect on our business, results of operations or financial condition.

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

In addition, many of our customers and potential customers rely on capital raising activities to fund their operations and capital expenditures, which may be more difficult or expensive in the event of downturns in the economy or disruptions in the financial and credit markets, such as the current environment driven by the significant challenges caused by factors such as inflation, currency devaluations and other foreign currency exchange rate volatility, higher interest rates and supply chain disruptions. If our customers or potential customers are unable to raise adequate capital to fund their business plans or face capital constraints, they may reduce their spending, file for bankruptcy or reduce or terminate operations, which could materially and adversely affect demand for our communications infrastructure and our services business.

In the ordinary course of our business, we do occasionally experience disputes with our customers, generally regarding the interpretation of terms in our leases. Historically, we have resolved these disputes in a manner that did not have a material adverse effect on us or our relationships with our customers. However, it is possible that such disputes could lead to a termination of our leases with those customers, a material adverse modification of the terms of those leases or a deterioration in our relationships with those customers that leads to a failure to obtain new business from them, any of which could have a material adverse effect on our business, results of operations or financial condition. If we are forced to resolve any of these disputes through litigation or arbitration, our relationship with the applicable customer could be terminated or damaged, which could lead to decreased revenue or increased costs, resulting in a corresponding adverse effect on our business, results of operations or financial condition.

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

In addition, extensive sharing of site infrastructure through RAN sharing, roaming or resale arrangements among wireless service providers, including due to increases in advanced network technology such as 5G, as an alternative to leasing our communications sites, without compensation to us, may cause new lease activity to slow if carriers utilize shared equipment rather than deploy new equipment, or may result in the decommissioning of equipment on certain existing sites because portions of the customers’ networks may become redundant.

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

Competition to build or purchase assets could adversely affect our ability to achieve our return on investment criteria.

We may experience increased competition for contracts to build or acquire communications infrastructure assets, which could cause us to lose such contracts or make them significantly more costly. Some of our competitors are larger and may have greater financial resources than we do, while other competitors may apply less stringent investment criteria or less stringent contractual terms than we have. In addition, we may not anticipate or be able to address increased competition entering a particular market or competing for the build or acquisition of the same assets. Higher prices or less favorable terms for the construction or acquisition of assets or the failure to build or otherwise add new assets to our portfolio could make it more difficult to achieve our anticipated returns on investment or future growth, which could materially and adversely affect our business, results of operations or financial condition.

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

Moreover, the emergence of alternative technologies could reduce the need for tower-based broadcast services transmission and reception. Further, a customer may decide to cease outsourcing tower infrastructure or otherwise change its business model, which would result in a decrease in our revenue and operating results. Similarly, our data center site infrastructure may become antiquated due to the development of new systems that deliver power to, or eliminate heat from, the servers and other customer equipment that we house or due to the development of new technology, such as artificial intelligence, which is potentially more power-intensive, that requires levels of power and cooling density that our facilities may not be designed to provide. Our failure to innovate in response to the development and implementation of these or other new technologies or changes in a customer’s business model could have a material adverse effect on the growth of our business, results of operations or financial condition. Conversely, we may invest significant capital in technologies, platform expansion initiatives or new additions to our core business that may not provide expected returns or profitability, which could divert management attention and have a material adverse effect on our operating results.

Additionally, our customers may overestimate or overvalue the benefits and use of 5G networks and other new technology that are deployed onto our communications sites that, in turn, could adversely affect our customers' growth, thereby adversely affecting our growth.

Divestitures and strategic partnerships may materially and adversely affect our financial condition, results of operations or cash flows.

We continually evaluate the performance, capital needs and strategic fit of all of our businesses and, as a result of such evaluation, may sell some or all of the equity interests in a particular business or components of a business. During the year ended December 31, 2024, we divested from operations in several markets, including India, Australia and New Zealand. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel or requirements to obtain consents from third parties. We cannot assure you that we will be successful in managing these or any other significant risks that we may encounter related to the divestiture of a business. Any divestiture we undertake could materially and adversely affect our business, reputation, financial condition, results of operations and cash flows, and may also result in a diversion of management’s attention, operational difficulties and losses. Divestitures and our evaluation of assets or businesses in connection with potential divestitures may result in asset impairment charges, including those related to goodwill and other intangible assets, or losses realized in connection with a transaction, which could have an impact on our financial condition and results of operations.

Furthermore, as we continue to engage in partnership opportunities to support our expansion initiatives, our partners may have business or economic goals that are inconsistent or conflict with ours, be in positions to take action contrary to our interests, policies or objectives, have competing interests in our, or other, markets that could create conflict of interest issues, withhold consents contrary to our requests or become unable or unwilling to fulfill their commitments, any of which could present challenges with multiple partners or expose us to additional liabilities or costs, including requiring us to assume and fulfill the obligations of that partnership or to execute buyouts of our partners’ interests.

Risks Related to Our Financial Performance or General Economic Conditions

Our leverage and debt service obligations, including during a high interest rates environment, may materially and adversely affect our ability to raise additional financing to fund capital expenditures, future growth and expansion initiatives and may reduce funds available to satisfy our distribution requirements.

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
•limiting our ability to obtain additional debt or equity financing, thereby placing us at a possible competitive disadvantage to less leveraged competitors and competitors that may have better access to capital resources, including with respect to acquiring or building assets; and
•limiting our flexibility in planning for, or reacting to, changes in our business and the markets in which we compete.

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

Further, market volatility and disruption caused by factors such as inflation, higher interest rates and supply chain disruptions may impact our ability to raise additional capital through debt and equity financing activities or our ability to repay or refinance maturing liabilities, or impact the terms of any new obligations, which in turn may have an adverse impact on our credit ratings. Federal fund rates have been elevated for several years and, although there were several rate cuts in 2024, rates could remain at current elevated levels for an extended period of time. Such elevated rates have a corresponding impact to our costs of borrowing and may have an adverse impact on our ability to raise funds through the offering of our securities or through the issuance of debt due to higher debt capital costs, diminished credit availability and less favorable equity markets. The extent to which these factors will impact our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted at this time due to the rapid evolution of this uncertain situation.

High inflation may adversely affect us by increasing costs beyond what we can recover through price increases.

The United States and other large global economies experienced historically high inflation in recent years. Current and future inflationary effects may be driven by, among other things, supply chain disruptions, changes in trade policies, governmental stimulus or fiscal policies, as well as ongoing global military conflicts. Inflation can materially and adversely affect us by increasing the costs of land, materials, labor and other costs required to manage and grow our business. In addition, should inflation rates exceed our fixed escalator percentages in markets where our leases include fixed escalators, our returns could be adversely affected. In an inflationary environment, such as the current economic environment, depending on the terms of our contracts and other economic conditions, we may be unable to raise prices enough to keep up with the rate of inflation or our customers may be unwilling to pay contractual increases or demand discounts upon renewal, which would reduce our profit margins and returns. If we are unable to increase our prices to offset the effects of inflation, our business, results of operations and financial condition could be materially and adversely affected. Inflation has also contributed to foreign currency exchange rate volatility, including in several of the markets where we operate. The ongoing impact of inflation may continue to create foreign exchange rate instability in our international markets, including in markets such as Africa and Latin America, that could, in turn, depress the value of that market’s currency, thereby adversely impacting our business, results of operations, financial condition or the underlying value of foreign subsidiaries.

In addition, inflation is often accompanied by higher interest rates. Although the Federal Reserve Board and other central banks began cutting interest rates in the latter part of 2024, interest rates remain above recent norms. The combination of higher interest rates and high inflation could lead to an extended economic downturn, which could reduce our ability to incur debt or access capital and impact our results of operations and financial condition even after these conditions improve. Additionally, higher inflation or higher costs of capital could also impact the risk premiums or market returns on our assets. Changes in costs of capital could adversely impact the underlying value of our assets, which could in turn result in impairment charges.

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
•expropriation resulting in government takeover of our or our customers’ operations;
•governmental regulation restricting foreign ownership or requiring reversion or divestiture;
•laws or regulations that tax or otherwise restrict repatriation of earnings or other funds or otherwise limit distributions of capital;
•changes in a specific country’s or region’s political or economic conditions, including inflation, currency devaluation, coup d’états and other violent and/or unplanned transitions of power;
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
•anti-American sentiment or adverse impacts from United States trade or foreign policy;
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

Our business, and that of our customers, is subject to federal, state, local and foreign laws, treaties and regulations and administrative and judicial decisions. In certain jurisdictions, these regulations, laws and treaties could be applied or be enforced retroactively. Zoning authorities and community organizations are sometimes opposed to the construction of communications sites in their communities, which can delay, prevent or increase the cost of new tower or data center construction, modifications, additions of new antennas to a site or site upgrades, thereby limiting our ability to respond to customer demands. Existing or new regulatory policies, regulations or laws may materially and adversely affect the timing, cost or completion of our communications sites or result in changes in the competitive landscape that may negatively affect our business. Noncompliance could result in the imposition of fines or an award of damages to litigants or result in decreased revenue. In addition, in certain jurisdictions, we and certain of our customers are required to pay annual licenses, fees or taxes, which may be subject to substantial increases by the government, or new fees may be enacted and applied retroactively. In some instances, government regulation restricting foreign ownership of our customers could result in loss of revenue or penalties. Governmental licenses may also be subject to periodic renewal and additional conditions to receive or maintain such license. Additionally, we have government customers for several of our communications sites and data centers, which subjects us to risks including early termination, audits, investigations, sanctions and penalties.

Furthermore, the tax laws, regulations, applicable license terms and conditions, and interpretations governing our business, and that of our customers, in jurisdictions where we operate, may change at any time, potentially with retroactive effect. Due to the evolving nature of global tax laws and regulations and compliance approaches, it is currently not possible to assess the ultimate impact of these actions on our financial statements, but these actions could have an impact on our financial results. This includes changes in tax laws, transfer pricing regulations, spectrum use terms, administrative compliance guidance or judicial interpretations thereof. In recent years, there have been some legislative proposals regarding tax laws applicable to REITs. Any increases in tax liability could reduce the amount of cash available for other purposes.

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

Efforts to regulate greenhouse gas emissions, the use of fossil fuels or requirements to use alternative fuel to power energy resources that serve our data centers or the generators we use in our emerging markets to deliver primary power to our customers may have direct or indirect effects on our business by increasing the cost of compliance. In addition, there is an increased focus by many governments, regulators, investors, employees, customers and other stakeholders regarding environmental and energy policies relating to climate change, greenhouse gas emissions and other climate-related matters, including policies related to disclosure requirements. Additionally, we will need to be prepared to contend with overlapping, yet distinct, climate-related disclosure requirements in multiple jurisdictions, including in California and in the European Union. These governmental initiatives are becoming more stringent and may require us and our customers to make capital expenditures, such as investing in internal compliance systems and personnel, which would result in increased costs for us. Failure to comply with applicable laws and regulations or other requirements imposed on us could also lead to fines and/or lost revenue.

In 2021, we adopted science-based greenhouse gas reduction targets, which were approved by the Science Based Targets initiative and are in line with the goals set forth in the 2015 Paris Agreement. Our ability to achieve these goals are based on several factors, some of which are outside of our control including changing regulatory requirements, the pace of changes in technology and the availability of requisite financing. With changes to our portfolio, such as the divestiture of India and the CoreSite Acquisition, our ability to meet these goals may also be impacted. In addition, to meet our goals, we may need to expend significant resources, which could increase our operational costs. We cannot guarantee that we will achieve our announced environmental, social and governance goals and initiatives. In addition, consumers’ perceptions of our efforts to achieve these goals often differ widely and present risks to our reputation and brand. Failing to meet these goals could result in customer dissatisfaction and damage to our reputation with our key stakeholders, which could in turn adversely impact our results of operations, reputation, financial condition and stock price.

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

In addition, the majority of our income and cash flows from our TRSs are generated from our international operations. In many cases, there are local withholding taxes and currency controls that may impact our ability or willingness to repatriate funds to the United States to help satisfy REIT distribution requirements. Additionally, to the extent we have excess cash in foreign locations that could be used in, or is needed by, our U.S. or foreign operations, we may incur significant foreign taxes to repatriate these funds, which would reduce the net amount ultimately available for such purposes.

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

Additionally, we rely on our landlords for basic maintenance of our leased data centers. If such landlords have not maintained our leased properties sufficiently, we may be forced into an early exit from one or more of these data centers, which could be disruptive to our business or cause us to incur additional costs.

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

Our expansion and operational initiatives involve a number of risks and uncertainties, including those related to integrating acquired or leased assets, that could adversely affect our operating results, disrupt our operations or expose us to additional risk.

As we continue to acquire and build communications sites and other communications infrastructure assets, including data center facilities and related assets, in our existing markets and expand into new markets, we are subject to a number of risks and uncertainties, including not meeting our return on investment criteria and financial objectives, increased costs, assumed liabilities and the diversion of managerial attention. Achieving the benefits of acquisition and platform expansion initiatives depends in part on timely and efficient integration of operations, telecommunications infrastructure assets and personnel. Integration may be difficult and unpredictable for many reasons, including, among other things, increased construction costs or supply chain disruptions, portfolios without requisite permits, differing systems, cultural differences, conflicting policies, procedures and operations or with incomplete information.

We continue to seek to drive organizational improvement through a variety of actions, including operational and digital transformation, integration activities, strategic initiatives and business and operating model assessments. These initiatives can be time-consuming, disruptive to operations, and costly in the short-term. Successfully implementing these and other initiatives throughout our operations is critical to our future competitiveness and our ability to achieve long-term profitability. However, we cannot be certain that these initiatives will be successful in creating profit margins sufficient to sustain our current operating structure and business. Additionally, our future success depends upon our ability to recruit and retain the services of, among others, personnel with IT, data centers and telecommunications-related skills. There may be competition in attracting qualified personnel, and we may experience difficulty retaining and motivating existing employees and attracting qualified personnel to fill key positions.

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

Moreover, we may fail to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity. If we are not able to meet these integration challenges, we may not realize the benefits we expect from our acquired portfolios and businesses, and our business, financial condition and results of operations will be adversely affected. Post-integration, certain operational complexities may remain into the mid- or long-term arising from the acquisition of assets from different sellers until they can be renegotiated, such as the requirement to manage multiple master lease agreements with differing terms with a single client.

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

We have service level commitment obligations to substantially all of our data center customers. As a result, service interruptions, increased construction costs, significant equipment damage in our data centers and failing to recruit and develop qualified personnel could result in difficulty maintaining service level commitments to these customers and potential claims related to such failures. Because our data centers are critical to many of our customers’ businesses, service interruptions or significant equipment damage in our data centers could also result in lost profits or other indirect or consequential damages to our customers. In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results. Furthermore, we are dependent upon internet service providers, telecommunications carriers and utility providers, some of which have experienced significant system failures and outages in the past. Our customers may in the future experience difficulties due to system failures unrelated to our systems and offerings. If, for any reason, these providers fail to provide the required services, our business, financial condition and results of operations could be adversely impacted.

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

Our platform expansion growth initiatives may not be successful, or we may be required to record impairment charges for our goodwill or for other intangible assets, which could have an adverse effect on our business, results of operations or financial condition, and could limit our continued investments in such platform expansion initiatives.

Our towers, fiber networks, data centers or computer systems may be affected by natural disasters (including as a result of climate change), public perception of health risks and other unforeseen events for which our insurance may not provide adequate coverage or result in increased insurance premiums.

Our towers, fiber networks, data centers and computer systems are subject to risks associated with natural disasters, such as hurricanes, ice and windstorms, tornadoes, floods, earthquakes and wildfires, as well as other unforeseen events, such as the potential adverse effects of pandemics and acts of terrorism. During the past several years, we have seen an increase in severe weather events and expect this trend to continue due to climate change. Additionally, certain natural disasters or unforeseen events could lead to supply chain delays or shortages, which could impact our operational and financial performance. Further, environmental liabilities, such as contamination, asbestos-containing building materials, lead or lead-based paint and mold or other air quality issues at some of our data centers, could arise and have a material adverse effect on our financial condition and performance.

Any damage or destruction to, or inability to access, our towers, fiber networks, data centers or computer systems may cause supply chain delays or impact our ability to provide services to our customers and lead to customer loss, which could have a material adverse effect on our business, results of operations or financial condition. Additionally, our communications sites could be subject to attacks instigated by claims that the deployment of 5G or similar networks is linked to adverse health effects.

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

Public perception of possible health risks associated with cellular and other wireless communications technology could slow the growth of wireless companies, which could in turn slow our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks, including claims that the deployment of 5G networks is linked to adverse health effects, could undermine the market acceptance of wireless communications services and increase opposition to the development and expansion of tower sites. If a scientific study, court decision, government agency ruling, or misinformation, disinformation or malinformation campaigns resulted in a finding that radio frequency emissions pose health risks to consumers, it could negatively impact our customers and the market for wireless services, which could materially and adversely affect our business, results of operations or financial condition.

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
Governance
Board of Directors
Our cybersecurity program is overseen by the independent Audit Committee of our Board. Our Chief Information Security Officer (“CISO”) presents a quarterly report of cybersecurity updates to the Audit Committee. Each quarter, the Board receives a report from the Audit Committee chair on items covered during that quarter’s meeting. In 2024, the topics included, among other items, our focus on cybersecurity resilience, new cybersecurity initiatives and our approach to responsible use of artificial intelligence. Our Board's and Audit Committee’s inputs are key components in the development of our long-term cybersecurity strategy, aligning the program’s goals within our risk tolerance.
In addition, a periodic cybersecurity risk assessment is completed with an external third party to provide us with a more complete view of our cybersecurity risk. We retain a prominent cybersecurity consulting firm to assist with, and advise on, our cybersecurity and incident response program. We engage on a quarterly basis with our internal auditors on matters regarding cybersecurity and maintain a robust control environment, in compliance with the Sarbanes-Oxley Act of 2002, as amended, that includes controls to protect the confidentiality, integrity and availability our data.
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
Our steering committee includes our CISO, our Chief Information Officer, our Senior Vice President and Chief Security Officer, our Senior Vice President, Internal Audit, our Chief Technology Officer, our Vice President, Corporate Legal, CoreSite’s Senior Vice President of IT & Digitization and CoreSite’s Vice President of Information Security and IT Infrastructure. Our CISO has held information security and IT leadership positions across large organizations for eight years, which included overseeing governance and compliance programs. Our Chief Information Officer has held IT leadership positions across large, multi-national companies for nearly three decades, where he has overseen cybersecurity programs. Our Chief Security Officer heads our converged physical and information security team and has over 26 years of experience in the corporate security, crisis management, and security consulting industries, including as head of global security for a major mining company and through leadership positions in several international risk consultancies. Our Senior Vice President, Internal Audit, has over 30 years of international finance leadership experience and heads our Internal Audit function, including the evaluation of risk and vulnerabilities for both physical and system assets and the testing of related controls. Our Chief Technology Officer has over 30 years of experience in the technology space, including leadership roles with wireless carriers and chip manufacturers, where cybersecurity was critical to the delivery of secure solutions. Our Vice President, Corporate Legal also serves as our lead Privacy Officer and is a lawyer who has led our privacy program since its inception. CoreSite’s Senior Vice President of IT & Digitization has led CoreSite’s IT function for over 5 years, including having responsibility for securing the business’s cybersecurity environment. CoreSite’s Vice President of Information Security and IT Infrastructure has over 25 years of experience building secure IT solutions across large network and data center environments and has been responsible for the day-to-day operation of CoreSite’s business-critical IT environment since 2015.
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
Our cybersecurity awareness program provides training for all global employees at onboarding and subsequently three times every year. In 2024, across our organization, employees completed over 8,943 training classes related to cybersecurity. Additionally, in 2024, to elevate cybersecurity awareness, we also conducted live training as part of our Employee Development program, sent monthly phishing tips to all employees and provided weekly communications during October, which is cybersecurity awareness month.
Operationally, we, along with CoreSite, each perform periodic penetration testing to identify weaknesses in systems and networks so that they can be addressed appropriately. At least once per year, we also engage an outside cybersecurity firm to perform independent testing. Our vulnerability management program is in place to adequately identify, classify, prioritize and remediate vulnerabilities affecting assets. Our security operations program monitors our systems and networks, and is responsible for investigating, responding to, and reporting any potential security incidents in a timely manner. Our Incident Response Plan includes steps to determine materiality of any such incident and escalate matters to the Board and our employees are regularly trained on the plan. We conduct an incident response exercise at least annually to ensure a timely, consistent and compliant response. In 2024, we performed an IT-focused tabletop exercise which simulated multiple types of cybersecurity incidents, including (a) compromised credentials, (b) brute force attack, (c) uncleaned malware and (d) ransomware. This tabletop exercise was facilitated by a third-party.

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
As of December 31, 2024, we owned and operated a portfolio of 148,957 communications sites, including 860 DAS networks. See the table in Item 7 of this Annual Report, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview” for more detailed information on the geographic locations of our communications sites. In addition, we own property interests that we lease to communications service providers and third-party tower operators in Canada and the United States, which are included in our U.S. & Canada property segment, and also own and operate data center facilities and related assets in the United States, which are included in our Data Centers segment.
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
•Rooftop towers are primarily used in metropolitan areas in our Africa & APAC, Europe and Latin America markets, where locations for traditional tower structures are unavailable. Rooftop towers typically have heights ranging from 10 to 100 feet.
U.S. & Canada Property Segment Encumbered Sites. As of December 31, 2024, the loan underlying the securitization transactions completed in March 2018 and March 2023 (the “2018 Securitization” and the “2023 Securitization”, respectively, and together, the “Trust Securitizations”) is secured by mortgages, deeds of trust and deeds to secure the loan on substantially all of the 5,029 broadcast and wireless communications towers and related assets owned by the borrowers (the “Trust Sites”) and the secured revenue notes issued in a private transaction completed in May 2015 (the “2015 Securitization”) are secured by mortgages, deeds of trust and deeds to secure debt on substantially all of the 3,338 communications sites owned by subsidiaries of the issuer (the “2015 Secured Sites”).
There are no encumbered sites in our Africa & APAC, Europe or Latin America property segments or in our Data Centers segment.
Ground Leases. Of the 148,097 towers in our portfolio as of December 31, 2024, approximately 80% were located on land we lease. Typically, we seek to enter long-term ground leases, which have initial terms of approximately five to ten years with one or more automatic or exercisable renewal periods. As a result, 56% of the ground leases for our sites have a final expiration date of 2034 and beyond.
Customers. Our customers are primarily wireless service providers, broadcasters and other companies in a variety of industries. For the year ended December 31, 2024, our top three customers by total revenue were T-Mobile (19%), AT&T (18%) and Verizon Wireless (13%).
Across most of our markets, our tenant leases for our communications sites with wireless carriers have initial non-cancellable terms of five to ten years with multiple renewal terms. As a result, approximately 52% of our current tenant leases have a renewal date of 2030 or beyond.
Data Centers. We own and operate data center facilities and related assets, and as of December 31, 2024, our data center portfolio consisted of 29 data center facilities across ten United States markets, across 3.3 million net rentable square feet (“NRSF”).
Offices. Our principal corporate headquarters is leased and located in Boston, Massachusetts, where we currently lease approximately 100,000 square feet of office space. We also own or have entered into long-term leases for the majority of our facilities in international and regional locations for the management and operation of our property and services businesses, including offices in each of our U.S. & Canada, Africa & APAC, Europe, Latin America and Data Centers segments. Our international headquarters is leased and located in Amsterdam, Netherlands. We believe that our owned and leased facilities are suitable and adequate to meet our anticipated needs.

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
Our common stock is listed on the NYSE under the ticker symbol AMT. As of February 18, 2025, we had 467,457,256 outstanding shares of common stock and 127 holders of record.
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
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE Nareit All Equity REITs Index. The performance graph assumes that on December 31, 2019, $100 was invested in each of our common stock, the S&P 500 Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE Nareit All Equity REITs Index. The cumulative return shown in the graph assumes reinvestment of all dividends. The performance of our common stock reflected below is not necessarily indicative of future performance.

	Cumulative Total Returns
	12/19	12/20	12/21	12/22	12/23	12/24
American Tower Corporation	$100.00	$99.52	$132.26	$98.36	$103.63	$91.03
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
Dow Jones U.S. Telecommunications Equipment Index	100.00	102.32	149.24	115.46	135.99	189.66
FTSE Nareit All Equity REITs Index	100.00	94.88	134.06	100.62	112.04	117.56

ITEM 6.	[RESERVED]
N/A.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
During the year ended December 31, 2024, we completed the sale of ATC TIPL. The divestiture qualified for presentation as discontinued operations. See Note 22 for further discussion. Prior to the divestiture and classification as discontinued operations, ATC TIPL’s operating results were included within the Asia-Pacific property segment. Historical financial information included in Management’s Discussion and Analysis of Financial Condition and Results of Operations has been adjusted to reflect the operating results of ATC TIPL as discontinued operations for all periods presented.
During the year ended December 31, 2024, we also completed the sales of ATC Australia and ATC New Zealand. The divestitures did not qualify for presentation as discontinued operations.
During the fourth quarter of 2024, following recent divestitures, including the ATC TIPL Transaction, and changes to our organizational structure, we reviewed and changed our reportable segments. Our APAC property segment and our Africa property segment were combined into the Africa & APAC property segment. As a result, we now report our results in six segments: U.S. & Canada property (which includes all assets in the United States and Canada, other than our data center facilities and related assets), Africa & APAC property, Europe property, Latin America property, Data Centers and Services. In evaluating financial performance in each business segment, management uses, among other factors, segment gross margin and segment operating profit (see note 20 to our consolidated financial statements included in this Annual Report). Historical financial information included in Management’s Discussion and Analysis of Financial Condition and Results of Operations has been adjusted to reflect the change in reportable segments.
Executive Overview
We are one of the largest global REITs and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure and property interests that we lease primarily to communications service providers and third-party tower operators, and, as discussed further below, we hold a portfolio of highly interconnected data center facilities and related assets in the United States. Our customers include our tenants, licensees and other payers. We refer to the business encompassing the above as our property operations, which accounted for 98% of our total revenues for the year ended December 31, 2024 and includes our U.S. & Canada property, Africa & APAC property, Europe property and Latin America property segments and Data Centers segment.
We also offer tower-related services in the United States, including site application, zoning and permitting, structural and mount analyses, and construction management, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of December 31, 2024:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S. & Canada:
Canada	226	—	—
United States	26,583	14,979	434
U.S. & Canada total	26,809	14,979	434
Africa & APAC:
Bangladesh	900	—	—
Burkina Faso	733	—	—
Ghana	3,477	—	37
Kenya	4,272	—	11
Niger	916	—	—
Nigeria	9,079	—	—
Philippines	373	—	—
South Africa	2,517	—	—
Uganda	4,302	—	25
Africa & APAC total	26,569	—	73
Europe:
France	4,189	303	9
Germany	15,204	—	—
Spain	12,080	—	1
Europe total	31,473	303	10
Latin America:
Argentina	498	—	11
Brazil	21,171	1,440	124
Chile	3,712	—	110
Colombia	4,945	—	6
Costa Rica	712	—	2
Mexico	9,423	186	89
Paraguay	1,451	—	—
Peru	3,976	450	1
Latin America total	45,888	2,076	343
_______________
(1)Approximately 98% of the operated towers are held pursuant to long-term finance leases, including those subject to purchase options.
As of December 31, 2024, our property portfolio included 29 operating data center facilities across ten markets in the United States that collectively comprise approximately 3.3 million NRSF of data center space, as detailed below:

	Number of Data Centers	Total NRSF (1)
		(in thousands)
San Francisco Bay, CA	9	998
Los Angeles, CA	3	724
Northern Virginia, VA	5	651
New York, NY	2	285
Chicago, IL	2	216
Boston, MA	1	143
Orlando, FL	1	104
Atlanta, GA	2	95
Miami, FL	2	89
Denver, CO	2	38
Total	29	3,343
_______________
(1)Excludes approximately 0.4 million of office and light-industrial NRSF.
In most of our markets, our tenant leases for our communications sites with wireless carriers generally have initial non-cancellable terms of five to ten years with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the year ended December 31, 2024 was recurring revenue that we should continue to receive in future periods. Most of our tenant leases for our communications sites have provisions that periodically increase or “escalate” the rent due under the lease, typically based on (a) an annual fixed escalation (averaging approximately 3% in the United States), (b) an inflationary index in most of our international markets, or (c) a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs, such as ground rent or power and fuel costs.
Based upon existing customer leases and foreign currency exchange rates as of December 31, 2024, we expect to generate nearly $54 billion of non-cancellable customer lease revenue over future periods, before the impact of straight-line lease accounting.
In 2023, we initiated a strategic review of our India business, as further discussed below under “Results of Operations—Loss from Discontinued Operations, Net of Taxes.” The strategic review concluded in January 2024 with the signed agreement for the ATC TIPL Transaction. The ATC TIPL Transaction received all government and regulatory approvals during the three months ended September 30, 2024. On September 12, 2024, we completed the ATC TIPL Transaction and received total consideration of 182 billion INR (approximately $2.2 billion). ATC TIPL’s operating results are presented as discontinued operations. See discussion below and Note 22 for further discussion.
The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee.
Revenue lost from either tenant lease cancellations or the non-renewal of leases or rent renegotiations, which we refer to as churn, has historically not had a material adverse effect on the revenues generated by our consolidated property operations. During the year ended December 31, 2024, churn was approximately 2% of our tenant billings, primarily driven by churn in our U.S. & Canada property segment, as discussed below.
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
•Continued data growth, including through increased use of artificial intelligence, and emerging high-performance, latency-sensitive applications will drive an increased need for reliable, secure and interconnected data center solutions. We believe these trends will result in incremental utilization and interconnection demand at our data center facilities.
As part of our international expansion initiatives, we have targeted markets in various stages of network development to diversify our international exposure and position us to benefit from a number of different wireless technology deployments over the long term, while benefitting from our shared global experience, capabilities and services. In addition, we have focused on building relationships with large multinational carriers to increase the opportunities for growth or mutually beneficial transactional opportunities across common markets. We believe that consistent carrier network investments across our international markets will, over the long term, position us to generate meaningful organic revenue growth going forward.
In emerging markets, such as Bangladesh, Burkina Faso, Ghana, Kenya, Niger, Nigeria, the Philippines and Uganda, wireless networks tend to be significantly less advanced than those in the United States, and initial voice networks continue to be deployed in certain underdeveloped areas. A majority of consumers in these markets still utilize basic wireless services and advanced device penetration remains low. In more developed urban locations within these markets, mobile data usage tends to be higher and advanced network deployments are further along. Carriers are focused on completing voice network build-outs while increasing investments in data networks as mobile data usage and smartphone penetration within their customer bases begin to accelerate.
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
Finally, in markets with more mature network technology, such as Canada, Germany, France and Spain, carriers are focused on deploying 5G data networks to account for rapidly increasing wireless data usage among their customer base.
We believe that the network technology migration we have seen in the United States, which has led to significantly denser networks and meaningful new business commencements for us over a number of years, will be replicated in our international markets over time. As a result, we expect to be able to leverage our extensive international portfolio of approximately 107,000 communications sites and the relationships we have built with our carrier tenants to drive sustainable, long-term growth.
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
Demand for our communications infrastructure assets could be negatively impacted by a number of factors, including an increase in network sharing or consolidation among our customers and financial difficulties for our customers, as set forth in Item 1A of this Annual Report under the captions “Risk Factors—If our customers consolidate their operations, exit their businesses or share site infrastructure to a significant degree, our growth, revenue and ability to generate positive cash flows could be materially and adversely affected” and “Risk Factors—A substantial portion of our current and projected future revenue is derived from a small number of customers, and we are sensitive to adverse changes in the creditworthiness and financial strength of our customers.” In addition, the emergence and growth of new technologies could reduce demand for our sites, as set forth under the caption “Risk Factors—New technologies or changes, or lack thereof, in our or a customer’s business model could make our communications infrastructure leasing business less desirable and result in decreasing revenues and operating results.” Further, our customers may be subject to new regulatory policies from time to time that materially and adversely affect the demand for our communications infrastructure assets.
Property Operations New Site Revenue Growth. During the year ended December 31, 2024, we grew our portfolio of communications real estate through the acquisition and construction of approximately 2,450 communications sites globally. In a majority of our Africa & APAC, Europe and Latin America markets, the revenue generated from newly acquired or constructed sites resulted in increases in both tenant and pass-through revenues (such as ground rent or power and fuel costs) and expenses. We continue to evaluate opportunities to acquire communications real estate portfolios, both domestically and internationally, to determine whether they meet our risk-adjusted hurdle rates and whether we believe we can effectively integrate them into our existing portfolio.

New Sites (Acquired or Constructed)	2024	2023	2022
U.S. & Canada	15	20	55
Africa & APAC (1)	1,660	1,700	2,285
Europe	590	555	690
Latin America	185	215	340
_______________
(1)For the years ended December 31, 2024, 2023 and 2022, excludes approximately 90, 865, and 4,035 new sites in India, respectively.
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

Non-GAAP Financial Measures
Included in our analysis of our results of operations are discussions regarding earnings before interest, taxes, depreciation, amortization and accretion, as adjusted (“Adjusted EBITDA”), Funds From Operations, as defined by the National Association of Real Estate Investment Trusts (“Nareit FFO”) attributable to American Tower Corporation common stockholders, Adjusted Funds From Operations (“AFFO”) attributable to American Tower Corporation common stockholders (“AFFO attributable to American Tower Corporation common stockholders”) and Segment gross margin.
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
We define Segment gross margin as segment revenue less segment operating expenses, excluding depreciation, amortization and accretion; selling, general, administrative and development expense; and other operating expenses.
Adjusted EBITDA, Nareit FFO (common stockholders), AFFO (common stockholders) and Segment gross margin are not intended to replace net income or any other performance measures determined in accordance with GAAP. None of Adjusted EBITDA, Nareit FFO (common stockholders), AFFO (common stockholders) or Segment gross margin represents cash flows from operating activities in accordance with GAAP and, therefore, these measures should not be considered indicative of cash flows from operating activities, as a measure of liquidity or a measure of funds available to fund our cash needs, including our ability to make cash distributions. Rather, Adjusted EBITDA, Nareit FFO (common stockholders), AFFO (common stockholders) and Segment gross margin are presented as we believe each is a useful indicator of our current operating performance. We believe that these metrics are useful to an investor in evaluating our operating performance because (1) each is a key measure used by our management team for decision making purposes and for evaluating our operating segments’ performance; (2) Adjusted EBITDA is a component underlying our credit ratings; (3) Adjusted EBITDA is widely used in the telecommunications real estate sector to measure operating performance as depreciation, amortization and accretion may vary significantly among companies depending upon accounting methods and useful lives, particularly where acquisitions and non-operating factors are involved; (4) AFFO (common stockholders) is widely used in the telecommunications real estate sector to adjust Nareit FFO (common stockholders) for items that may otherwise cause material fluctuations in Nareit FFO (common stockholders) growth from period to period that would not be representative of the underlying performance of property assets in those periods; (5) Segment gross margin provides valuable insight into the site-level profitability of our assets (6) each provides investors with a meaningful measure for evaluating our period-to-period operating performance by eliminating items that are not operational in nature; and (7) each provides investors with a measure for comparing our results of operations to those of other companies, particularly those in our industry.
Our measurement of Adjusted EBITDA, Nareit FFO (common stockholders), AFFO (common stockholders) and Segment gross margin may not, however, be fully comparable to similarly titled measures used by other companies. Reconciliations of Adjusted EBITDA, Nareit FFO (common stockholders) and AFFO (common stockholders) to net income and Segment gross margin to gross margin, the most directly comparable GAAP measures, have been included below.

Results of Operations
Years Ended December 31, 2024, 2023 and 2022
(in millions, except percentages)

Revenue

	Year Ended December 31,			Percent Change 2024 vs 2023	Percent Change 2023 vs 2022
	2024	2023	2022
Property
U.S. & Canada	$5,248.1	$5,216.2	$5,006.3	1%	4%
Africa & APAC (1)	1,208.0	1,244.4	1,203.8	(3)	3
Europe	834.7	775.6	735.7	8	5
Latin America	1,717.9	1,798.3	1,691.9	(4)	6
Data Centers	924.8	834.7	766.6	11	9
Total property	9,933.5	9,869.2	9,404.3	1	5
Services	193.7	143.0	241.1	35	(41)
Total revenues	$10,127.2	$10,012.2	$9,645.4	1%	4%
_______________
(1)    Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See Note 22 for further discussion.
Year ended December 31, 2024
U.S. & Canada property segment revenue growth of $31.9 million was attributable to:
• Tenant billings growth of $216.2 million, which was driven by:
◦$180.3 million due to colocations and amendments; and
◦$49.1 million resulting from contractual escalations, net of churn;
◦Partially offset by a decrease of $13.2 million from other tenant billings;
• Partially offset by a decrease of $184.1 million in other revenue, which includes a $162.7 million decrease due to straight-line accounting and a decrease due to equipment removal and other fees received in the prior year period.
Segment revenue growth was partially offset by the negative impact of foreign currency translation related to fluctuations in Canadian Dollar (“CAD”).
Africa & APAC property segment revenue decrease of $36.4 million was attributable to:
• A decrease of $157.3 million attributable to the negative impact of foreign currency translation related which included, among others, negative impacts of $131.4 million related to fluctuations in Nigerian Naira (“NGN”), $29.3 million related to fluctuations in Ghanaian Cedi (“GHS”), $1.9 million related to fluctuations in Ugandan Shilling, partially offset by positive impacts of $5.0 million related to fluctuations in Kenyan Shilling (“KES”); and
• A decrease of $39.4 million in pass-through revenue, primarily due to a decrease in fuel costs;
• Partially offset by:
• Tenant billings growth of $154.2 million, which was driven by:
◦$51.7 million due to colocations and amendments;
◦$49.3 million generated from sites acquired or constructed since the beginning of the prior-year period (“newly acquired or constructed sites”);
◦$49.2 million resulting from contractual escalations, net of churn; and
◦$4.0 million from other tenant billings; and
• An increase of $6.1 million in other revenue.
Europe property segment revenue growth of $59.1 million was attributable to:
• Tenant billings growth of $38.5 million, which was driven by:
◦$20.4 million due to colocations and amendments;
◦$11.3 million resulting from contractual escalations, net of churn; and
◦$8.0 million generated from newly acquired or constructed sites;
◦Partially offset by a decrease of $1.2 million from other tenant billings;
• An increase of $14.3 million in pass-through revenue; and
• An increase of $5.5 million in other revenue.
Segment revenue growth included an increase of $0.8 million, primarily attributable to the positive impact of foreign currency translation related to fluctuations in Euro (“EUR”).

Latin America property segment revenue decrease of $80.4 million was attributable to:
• A decrease of $79.9 million, attributable to the impact of foreign currency translation, which included, among others, negative impacts of $58.6 million related to fluctuations in Brazilian Real (“BRL”), $13.4 million related to fluctuations in Mexican Peso (“MXN”) and $13.1 million related to fluctuations in Chilean Peso (“CLP”), partially offset by positive impacts of $6.4 million related to fluctuations in Colombian Peso (“COP”); and
• A decrease of $43.9 million in other revenue, primarily attributable to an increase in revenue reserves related to a customer in Colombia, a decrease in tenant settlements in Mexico and the sale of one of our subsidiaries in Mexico that held fiber assets (“Mexico Fiber”) in the prior year period, partially offset by the recognition of previously deferred revenue in Brazil;
• Partially offset by:
• Tenant billings growth of $28.9 million, which was driven by:
◦$31.8 million due to colocations and amendments; and
◦$1.9 million generated from newly acquired or constructed sites;
◦Partially offset by decreases of:
◦$3.2 million from other tenant billings; and
◦$1.6 million from churn in excess of contractual escalations; and
• An increase of $14.5 million in pass-through revenue.
Data Centers segment revenue growth of $90.1 million was attributable to:
•An increase of $56.9 million in rental, related and other revenue, primarily due to new lease commencements, customer expansions and rent increases upon customer renewals;
•An increase of $30.8 million in power revenue from new lease commencements, increased power consumption and pricing increases from existing customers; and
•An increase of $11.9 million in interconnection revenue, primarily due to customer interconnection net additions and set-up fees;
•Partially offset by a decrease of $9.5 million in straight-line revenue.
Services segment revenue growth of $50.7 million was primarily attributable to an increase in construction management and structural and mount analyses services.
Year ended December 31, 2023
U.S. & Canada property segment revenue growth of $209.9 million was attributable to:
• Tenant billings growth of $232.5 million, which was driven by:
◦$229.9 million due to colocations and amendments; and
◦$12.5 million resulting from contractual escalations, net of churn;
◦Partially offset by:
◦a decrease of $8.5 million from other tenant billings; and
◦a decrease of $1.4 million generated from newly acquired or constructed sites, which includes the impact of the disposition in the second quarter of 2022 of certain operations acquired in connection with our acquisition of InSite Wireless Group, LLC;
• Partially offset by a decrease of $22.0 million in other revenue, which includes a $66.9 million decrease due to straight-line accounting, partially offset by equipment removal and other fees.
Segment revenue growth included a decrease of $0.6 million attributable to the negative impact of foreign currency translation related to fluctuations in CAD.
Africa & APAC property segment revenue growth of $40.6 million was attributable to:
• Tenant billings growth of $147.9 million, which was driven by:
◦$58.5 million due to colocations and amendments;
◦$49.5 million generated from newly acquired or constructed sites;
◦$35.4 million resulting from contractual escalations, net of churn; and
◦$4.5 million from other tenant billings;
• An increase of $126.9 million in pass-through revenue, primarily due to an increase in energy costs; and
• An increase of $2.7 million in other revenue, primarily due to an increase from straight-line accounting, partially offset by an increase in revenue reserves.
Segment revenue growth was partially offset by a decrease of $236.9 million attributable to the negative impact of foreign currency translation related which included, among others, negative impacts of $148.2 million related to fluctuations in NGN, $45.4 million related to fluctuations in GHS, $22.3 million related to fluctuations in KES and $20.4 million related to fluctuations in South African Rand.

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
• Partially offset by a decrease of $74.0 million in other revenue, primarily attributable to the sale of Mexico Fiber and a decrease in tenant settlements in Mexico.
Segment revenue growth included an increase of $98.6 million, attributable to the impact of foreign currency translation, which included, among others, positive impacts of $69.3 million related to fluctuations in MXN, $25.4 million related to fluctuations in BRL and $4.0 million related to fluctuations in CLP, partially offset by negative impacts of $1.9 million related to fluctuations in COP.
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
Gross Margin

	Year Ended December 31,			Percent Change 2024 vs 2023	Percent Change 2023 vs 2022
	2024	2023	2022
Property
U.S. & Canada	$4,377.2	$4,366.3	$4,160.9	0%	5%
Africa & APAC (1)	827.5	806.0	755.7	3	7
Europe	525.3	476.1	416.1	10	14
Latin America	1,187.7	1,232.3	1,165.2	(4)	6
Data Centers	534.0	487.1	444.6	10	10
Total property	7,451.7	7,367.8	6,942.5	1	6
Services	101.1	82.9	133.7	22%	(38)%
_______________
(1)    Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See Note 22 for further discussion.

Year ended December 31, 2024
•The increase in U.S. & Canada property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $21.0 million, primarily attributable to impacts of straight-line accounting.
•The increase in Africa & APAC property segment gross margin was primarily attributable to a decrease in direct expenses of $12.9 million, primarily due to a decrease in costs associated with pass-through revenue, including fuel costs, partially offset by an increase in repair and maintenance spending. The decrease in direct expenses was partially offset by the decrease in revenue described above. Direct expenses also benefited by $45.0 million from the impact of foreign currency translation.
•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $9.6 million, primarily due to an increase in costs associated with pass-through revenue, including energy costs, an increase in land rent costs and an increase in repair and maintenance spending. Direct expenses were also negatively impacted by $0.3 million from the impact of foreign currency translation.
•The decrease in Latin America property segment gross margin was primarily attributable to the decrease in revenue described above, partially offset by a decrease in direct expenses of $13.8 million, including a decrease due to the sale of Mexico Fiber in the prior year period, as well as land rent costs. Direct expenses also benefited by $22.0 million from the impact of foreign currency translation.
•The increase in Data Centers segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $43.2 million, primarily due to an increase in costs associated with power revenue, including utility costs.
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
•The increase in Africa & APAC property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $93.4 million, primarily due to an increase in costs associated with pass-through revenue, including energy costs. Direct expenses also benefited by $103.1 million from the impact of foreign currency translation.
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

Selling, General, Administrative and Development Expense (“SG&A”)

	Year Ended December 31,			Percent Change 2024 vs 2023	Percent Change 2023 vs 2022
	2024	2023	2022
Property
U.S. & Canada	$161.1	$165.1	$183.2	(2)%	(10)%
Africa & APAC (1)	68.0	87.3	86.5	(22)	1
Europe	64.8	65.6	52.4	(1)	25
Latin America	111.0	107.9	107.6	3	0
Data Centers	78.8	72.4	63.9	9	13
Total property	483.7	498.3	493.6	(3)	1
Services	21.0	22.9	22.3	(8)	3
Other	428.7	424.8	386.2	1	10
Total selling, general, administrative and development expense	$933.4	$946.0	$902.1	(1)%	5%
_______________
(1)    Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See Note 22 for further discussion.
Year Ended December 31, 2024
•The decrease in our U.S. & Canada property segment SG&A was primarily driven by decreased personnel and related costs and lower canceled construction costs.
•The decrease in our Africa & APAC property segment SG&A was primarily driven by a benefit from the impact of foreign currency translation of $11.5 million and lower canceled construction costs, partially offset by a net increase in bad debt expense.
•The decrease in our Europe property segment SG&A was primarily driven by decreased professional services costs and decreased personnel and related costs.
•The increase in our Latin America property segment SG&A was primarily driven by a net increase in bad debt expense of $14.1 million, partially offset by decreased professional services costs, decreased personnel and related costs and a benefit from the impact of foreign currency translation.
•The increase in our Data Centers segment SG&A was primarily driven by increased personnel and related costs to support our business.
•The decrease in our Services segment SG&A was primarily driven by decreased personnel and related costs.
•The increase in other SG&A was primarily attributable to an increase in stock-based compensation expense and an increase in personnel and related costs to support our business, partially offset by a decrease in other corporate SG&A.
Year Ended December 31, 2023
•The decrease in our U.S. & Canada property segment SG&A was primarily driven by decreased personnel and related costs.
•The increase in our Africa & APAC property segment SG&A was primarily driven by increased personnel and related costs to support our business, increased costs associated with the cancellation of projects and an increase in bad debt expense, partially offset by a benefit from the impact of foreign currency translation.
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
•The increase in other SG&A was primarily attributable to an increase in stock-based compensation expense of $21.6 million, including an increase of $7.6 million related to the change in vesting terms as described in note 13 to our consolidated financial statements included in this Annual Report, and an increase in corporate SG&A, including an increase in personnel and related costs to support our business.

Operating Profit

	Year Ended December 31,			Percent Change 2024 vs 2023	Percent Change 2023 vs 2022
	2024	2023	2022
Property
U.S. & Canada	$4,216.1	$4,201.2	$3,977.7	0%	6%
Africa & APAC (1)	759.5	718.7	669.2	6	7
Europe	460.5	410.5	363.7	12	13
Latin America	1,076.7	1,124.4	1,057.6	(4)	6
Data Centers	455.2	414.7	380.7	10	9
Total property	$6,968.0	$6,869.5	$6,448.9	1%	7%
Services	$80.1	$60.0	$111.4	34%	(46)%
_______________
(1)    Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See Note 22 for further discussion.
Year Ended December 31, 2024
•The increases in operating profit for our U.S. & Canada, Africa & APAC and Europe property segments and our Services segment were primarily attributable to increases in our segment gross margin and decreases in our segment SG&A.
•The decrease in operating profit for Latin America property segment was primarily attributable to a decrease in our segment gross margin and an increase in our segment SG&A.
•The increase in operating profit for our Data Centers segment was primarily attributable to an increase in our segment gross margin, partially offset by an increase in our segment SG&A.
Year Ended December 31, 2023
•The increase in operating profit for our U.S. & Canada property segment was primarily attributable to an increase in our segment gross margin and a decrease in our segment SG&A.
•The increases in operating profit for our Africa & APAC, Europe and Latin America property segments and our Data Centers segment were primarily attributable to increases in our segment gross margin, partially offset by increases in our segment SG&A.
•The decrease in operating profit for our Services segment was primarily attributable to a decrease in our segment gross margin and an increase in our segment SG&A.
Depreciation, Amortization and Accretion

	Year Ended December 31,			Percent Change 2024 vs 2023	Percent Change 2023 vs 2022
	2024	2023	2022
Depreciation, amortization and accretion	$2,028.8	$2,928.5	$3,164.9	(31)%	(7)%
The decrease in depreciation, amortization and accretion expense for the year ended December 31, 2024 was primarily attributable to the change in estimated useful lives of our tower assets.
During the first quarter of 2024, we finalized our reviews of the estimated useful lives of our tower assets and estimated settlement dates for our asset retirement obligations. Based on information obtained, we determined that our estimated asset lives and our estimated settlement dates should be extended, which resulted in an estimated $730 million decrease in depreciation and amortization expense and an estimated $75 million decrease in accretion expense for the year ended December 31, 2024. For more information on the change in the estimated useful lives of our tower assets and the change in the estimated settlement dates for our asset retirement obligations, see the information under the captions “Property and Equipment” and “Asset Retirement Obligations” included in note 1 to our consolidated financial statements included in this Annual Report (“Note 1”).
The decrease in depreciation, amortization and accretion expense for the year ended December 31, 2023 was primarily attributable to the decrease in property and equipment and intangible assets subject to amortization as a result of impairments taken and disposals since the beginning of the prior-year period and foreign currency exchange rate fluctuations.

Other Operating Expenses

	Year Ended December 31,			Percent Change 2024 vs 2023	Percent Change 2023 vs 2022
	2024	2023	2022
Other operating expenses	$74.1	$370.7	$270.6	(80)%	37%
The decrease in other operating expenses for the year ended December 31, 2024 was primarily attributable to a decrease in impairment charges, excluding goodwill impairments, of $131.4 million, a decrease in losses on sales or disposals of assets of $113.4 million, primarily attributable to the loss on the sale of Mexico Fiber of $80.0 million in the prior year period, and a decrease in integration and acquisition related costs, including benefits related to pre-acquisition contingencies and settlements.
The increase in other operating expenses for the year ended December 31, 2023 was primarily attributable to a loss on the sale of Mexico Fiber of $80.0 million, an increase in impairment charges, excluding goodwill impairments, of $52.7 million and an increase in severance and related costs of $21.8 million, partially offset by a decrease in integration and acquisition related costs, including pre-acquisition contingencies and settlements, of $67.2 million.
Goodwill Impairment
There was no Goodwill impairment recorded during the year ended December 31, 2024. During the year ended December 31, 2023, Goodwill impairment consisted of $80.0 million of an impairment charge recorded for our Spain reporting unit. For more information on these impairments, see the information under the caption “Goodwill Impairments” included in note 5 to our consolidated financial statements included in this Annual Report.
Total Other Expense

	Year Ended December 31,			Percent Change 2024 vs 2023	Percent Change 2023 vs 2022
	2024	2023	2022
Total other expense	$891.7	$1,596.2	$652.6	(44)%	145%
Total other expense consists primarily of interest expense and realized and unrealized foreign currency gains and losses. We record unrealized foreign currency gains or losses as a result of foreign currency exchange rate fluctuations primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.
The decrease in total other expense during the year ended December 31, 2024 was primarily due to foreign currency gains of $308.3 million in the current period, as compared to foreign currency losses of $330.6 million in the prior-year period. Total other expense during the year ended December 31, 2024 also includes $70.4 million in unrealized gains from equity securities in the United States.
The increase in total other expense during the year ended December 31, 2023 was primarily due to foreign currency losses of $330.6 million in the current period, as compared to foreign currency gains of $451.4 million in the prior-year period, and an increase in net interest expense of $182.7 million, primarily due to increases in our weighted average interest rate.
Income Tax Provision

	Year Ended December 31,			Percent Change 2024 vs 2023	Percent Change 2023 vs 2022
	2024	2023	2022
Income tax provision	$366.3	$90.8	$112.8	303%	(20)%
Effective tax rate	10.1%	5.9%	5.4%
As a REIT, we may deduct earnings distributed to stockholders against the income generated by our REIT operations. Consequently, the effective tax rate on income from continuing operations for each of the years ended December 31, 2024 and 2023 differs from the federal statutory rate.
The increase in the income tax provision for the year ended December 31, 2024 was primarily attributable to increased earnings in certain foreign jurisdictions, partially due to the impacts of the change in estimated useful lives on depreciation and amortization expense as described in Note 1 and withholding taxes on equity distributions, including those related to the ATC TIPL Transaction, and management fees from certain foreign subsidiaries. Additionally, the income tax provision for the year ended December 31, 2024 included the reversal of valuation allowances of $20.5 million in foreign and domestic jurisdictions as compared to the reversal of valuation allowances of $87.2 million for the year ended December 31, 2023. The income tax provision for the year ended December 31, 2023 also included a benefit from the application of a tax law change in Kenya. For more information on the change in the estimated useful lives of our tower assets, see the information under the caption “Property and Equipment” included in Note 1.

The decrease in the income tax provision for the year ended December 31, 2023 was primarily attributable to a benefit in 2023 from the application of a tax law change in Kenya. The income tax provision for the year ended December 31, 2023 included the reversal of valuation allowances of $87.2 million in certain foreign jurisdictions as compared to the reversal of valuation allowances of $76.5 million for the year ended December 31, 2022.
Loss from Discontinued Operations, Net of Taxes
The ATC TIPL Transaction received all government and regulatory approvals during the three months ended September 30, 2024. The divestiture qualified for presentation as discontinued operations. Accordingly, the operating results of ATC TIPL are reported as discontinued operations for all periods presented. Prior to the divestiture and classification as discontinued operations, ATC TIPL’s operating results were included within the Asia-Pacific property segment. See Note 22 for further discussion.
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
The following table presents key components of Loss from discontinued operations, net of taxes in the consolidated statements of operations:

	Year Ended December 31,			Percent Change 2024 vs 2023	Percent Change 2023 vs 2022
	2024 (1)	2023	2022
Revenue	$911.2	$1,132.0	$1,065.7	(20)%	6%
Cost of operations	(473.8)	(699.1)	(694.6)	(32)	1
Depreciation, amortization and accretion	(96.0)	(158.0)	(190.2)	(39)	(17)
Selling, general, administrative and development expense	(58.7)	(46.5)	(70.2)	26	(34)
Other operating expense	(6.7)	(7.0)	(497.0)	(4)	(99)
Loss on sale of ATC TIPL	(1,245.5)	—	—	100	—
Goodwill impairment	—	(322.0)	—	(100)	100
Operating loss	$(969.5)	$(100.6)	$(386.3)	864%	(74)%
Interest income	30.7	24.8	22.5	24	10
Interest expense	(7.6)	(10.0)	(0.5)	(24)	1,900
Other income (expense), net	46.5	77.8	(1.0)	(40)	(7,880)
Loss from discontinued operations before taxes	$(899.9)	$(8.0)	$(365.3)	11,149%	(98)%
Income tax provision (benefit)	78.4	63.4	(88.8)	24	(171)
Loss from discontinued operations, net of taxes	$(978.3)	$(71.4)	$(276.5)	1,270%	(74)%
_______________
(1)    Includes the results of operations for ATC TIPL through September 12, 2024.
Following the rulings by the Supreme Court of India regarding carriers’ obligations for the adjusted gross revenue fees and charges prescribed by the court, we experienced variability and a level of uncertainty in collections in India. In the third quarter of 2022, one of our largest customers in India, Vodafone Idea Limited (“VIL”), communicated that it would make partial payments of its contractual amounts owed to us (the “VIL Shortfall”). We recorded reserves in late 2022 and the first half of 2023 for the VIL Shortfall. In the second half of 2023, VIL began making payments in full of its monthly contractual obligations owed to us.
During the year ended December 31, 2023, we deferred recognition of revenue of approximately $27.3 million, net of recoveries, related to VIL in India. During the year ended December 31, 2024, we recognized approximately $95.7 million of this previously deferred revenue. As of December 31, 2024, we have fully recognized this previously deferred revenue.
In 2023, we initiated a strategic review of our India business. During the process, and based on information gathered therein, we updated our estimate on the fair value of the India reporting unit and determined that the carrying value exceeded fair value. As a result, we recorded a goodwill impairment charge of $322.0 million in the third quarter of 2023 for our India reporting unit.
In February 2023, and as amended in August 2023, VIL issued optionally convertible debentures (the “VIL OCDs”) to ATC TIPL in exchange for VIL’s payment of certain amounts towards accounts receivables. The VIL OCDs were issued for an aggregate face value of 16.0 billion INR (approximately $193.2 million on the date of issuance). On March 23, 2024, we converted an aggregate face value of 14.4 billion INR (approximately $172.7 million) of VIL OCDs into 1,440 million shares of equity of VIL (the “VIL Shares”). On April 29, 2024, we completed the sale of 1,440 million VIL Shares at a price of 12.78 INR per share. The net proceeds for this transaction were approximately 18.0 billion INR (approximately $216.0 million at the date of settlement) after deducting commissions and fees. On June 5, 2024, we completed the sale of the remaining aggregate face value of 1.6 billion INR (approximately $19.2 million) of the VIL OCDs. The net proceeds for this transaction, excluding accrued interest, were approximately 1.8 billion INR (approximately $22.0 million at the date of settlement) after deducting fees. As of December 31, 2024, none of the VIL Shares or the VIL OCDs remained outstanding.
During the year ended December 31, 2024, we recognized a gain of $46.4 million on the sale of the VIL Shares and the VIL OCDs. The gains on the sales of the VIL Shares and the VIL OCDs are recorded in Loss from discontinued operations, net of taxes in the consolidated statements of operations in the current period. During the year ended December 31, 2023, we recognized an unrealized gain of $76.7 million related to the VIL OCDs. Gains related to the VIL Shares and the VIL OCDs are included in Other income, net in the table above.
During the year ended December 31, 2022, we recorded impairment charges of $97.0 million related to tower and network location intangible assets and $411.6 million related to tenant-related intangible assets related to a customer of ATC TIPL in India. Impairment changes are included in Other operating expense in the able above. For more information on these impairments, see the information under the caption “India Impairments” included in Note 22.
Net Income / Adjusted EBITDA and Net Income / Nareit FFO attributable to American Tower Corporation common stockholders / AFFO attributable to American Tower Corporation common stockholders
During the year ended December 31, 2024, we updated our presentation of Nareit FFO attributable to American Tower Corporation common stockholders and AFFO attributable to American Tower Corporation common stockholders to remove the separate presentation of Consolidated AFFO. We believe this presentation better aligns our reporting with management’s     current approach of allocating capital and resources, managing growth and profitability and assessing the operating performance of our business. The change in presentation has no impact on our Nareit FFO attributable to American Tower Corporation common stockholders or AFFO attributable to American Tower Corporation common stockholders for any periods. Historical financial information included below has been adjusted to reflect the change in presentation.

	Year Ended December 31,			Percent Change 2024 vs 2023	Percent Change 2023 vs 2022
	2024	2023	2022
Net income	$2,280.2	$1,367.1	$1,696.7	67%	(19)%
Loss from discontinued operations, net of taxes	978.3	71.4	276.5	1,270	(74)
Income tax provision	366.3	90.8	112.8	303	(20)
Other (income) expense	(377.6)	326.3	(434.7)	(216)	(175)
Loss on retirement of long-term obligations	—	0.3	0.4	(100)	(25)
Interest expense	1,404.5	1,388.2	1,136.0	1	22
Interest income	(135.2)	(118.6)	(49.1)	14	142
Other operating expenses	74.1	370.7	270.6	(80)	37
Goodwill impairment	—	80.0	—	(100)	100
Depreciation, amortization and accretion	2,028.8	2,928.5	3,164.9	(31)	(7)
Stock-based compensation expense	192.7	183.3	161.7	5	13
Adjusted EBITDA (1)	$6,812.1	$6,688.0	$6,335.8	2%	6%
_______________
(1)    Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See Note 22 for further discussion.

	Year Ended December 31,			Percent Change 2024 vs 2023	Percent Change 2023 vs 2022
	2024	2023	2022
Net income (1)	$2,280.2	$1,367.1	$1,696.7	67%	(19)%
Real estate related depreciation, amortization and accretion	1,879.6	2,682.7	2,925.5	(30)	(8)
Losses from sale or disposal of real estate and real estate related impairment charges (2)	91.6	414.6	184.0	(78)	125
Adjustments and distributions for unconsolidated affiliates and noncontrolling interests (3)	(352.7)	(324.0)	(210.4)	9	54
Adjustments for discontinued operations (4)	1,334.5	469.6	683.7	184	(31)
Nareit FFO attributable to American Tower Corporation common stockholders	$5,233.2	$4,610.0	$5,279.5	14%	(13)%
Straight-line revenue	(277.6)	(465.4)	(508.5)	(40)	(8)
Straight-line expense	46.8	24.4	34.0	92	(28)
Stock-based compensation expense	192.7	183.3	161.7	5	13
Deferred portion of income tax and other income tax adjustments (5)	88.7	(162.6)	(195.4)	(155)	(17)
GTP one-time cash tax settlement (6)	—	—	48.3	—	(100)
Non-real estate related depreciation, amortization and accretion	149.2	245.8	239.4	(39)	3
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	54.1	49.8	47.5	9	5
Other (income) expense (7)	(377.6)	326.3	(434.7)	(216)	(175)
Loss on retirement of long-term obligations	—	0.3	0.4	(100)	(25)
Other operating (income) expenses (8)	(17.5)	36.1	86.6	(148)	(58)
Capital improvement capital expenditures	(157.4)	(186.6)	(164.8)	(16)	13
Corporate capital expenditures	(13.9)	(16.2)	(9.4)	(14)	72
Adjustments and distributions for unconsolidated affiliates and noncontrolling interests (9)	4.4	19.4	20.0	(77)	(3)
Adjustments for discontinued operations (10)	9.0	(53.1)	(87.9)	(117)	(40)
AFFO attributable to American Tower Corporation common stockholders	$4,934.1	$4,611.5	$4,516.7	7%	2%
AFFO attributable to American Tower Corporation common stockholders from continuing operations	$4,568.9	$4,266.4	$4,197.4	7%	2%
AFFO attributable to American Tower Corporation common stockholders from discontinued operations	$365.2	$345.1	$319.3	6%	8%
_______________
(1)    For the years ended December 31, 2024, 2023 and 2022, includes Loss from discontinued operations, net of taxes of $978.3 million, $71.4 million and $276.5 million, respectively.
(2)    For the years ended December 31, 2024, 2023 and 2022, includes impairment charges of $68.6 million, $200.0 million and $147.3 million, respectively. For the year ended December 31, 2023, also includes a goodwill impairment charge of $80.0 million recorded for the Spain reporting unit and a loss on the sale of Mexico Fiber of $80.0 million.
(3)    Includes distributions to noncontrolling interest holders, distributions related to the outstanding mandatorily convertible preferred equity in connection with our agreements with certain investment vehicles affiliated with Stonepeak Partners LP and adjustments for the impact of noncontrolling interests on Nareit FFO attributable to American Tower Corporation common stockholders.
(4)    For the years ended December 31, 2024, 2023 and 2022, includes (i) real estate related depreciation, amortization and accretion for discontinued operations of $91.3 million, $151.4 million and $183.4 million, respectively, and (ii) losses from the sale or disposal of real estate and real estate related impairment charges for discontinued operations of $1.2 billion, $318.2 million and $500.3 million, respectively. For the year ended December 31, 2024, includes a loss on the sale of ATC TIPL of $1.2 billion. For the year ended December 31, 2023, includes goodwill impairment charges of $322.0 million recorded for the India reporting unit.
(5)    For the year ended December 31, 2024, includes adjustments for withholding taxes paid in Singapore of $36.4 million, which were incurred as a result of the ATC TIPL Transaction. We believe that these withholding tax payments are nonrecurring, and do not believe these are an indication of our operating performance. Accordingly, we believe it is more meaningful to present AFFO attributable to American Tower Corporation common stockholders excluding these amounts.
(6)    In 2015, we incurred charges in connection with certain tax elections wherein MIP Tower Holdings LLC, parent company to Global Tower Partners (“GTP”), would no longer operate as a separate REIT for federal and state income tax purposes. We finalized a settlement related to this tax election during the year ended December 31, 2022. We believe that these related transactions are nonrecurring, and do not believe it is an indication of our operating performance. Accordingly, we believe it is more meaningful to present AFFO attributable to American Tower Corporation common stockholders excluding these amounts.

(7)    Includes (gains) losses on foreign currency exchange rate fluctuations of $(308.3) million, $330.6 million and $(451.4) million, respectively.
(8)    Primarily includes acquisition-related costs, integration costs and disposition costs.
(9)    Includes adjustments for the impact of noncontrolling interests on other line items, excluding those already adjusted for in Nareit FFO attributable to American Tower Corporation common stockholders.
(10)    Includes the impact of discontinued operations associated with other line items, excluding the impact already included in Nareit FFO attributable to American Tower Corporation common stockholders.
Year Ended December 31, 2024
The increase in net income from continuing operations was primarily due to (i) a decrease in depreciation, amortization and accretion expense, (ii) changes in other (income) expense, primarily due to foreign currency exchange rate fluctuations, (iii) a decrease in other operating expense, (iv) an increase in segment operating profit and (v) a decrease in goodwill impairment, partially offset by an increase in the income tax provision.
The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin and a decrease in SG&A, excluding the impact of stock-based compensation expense of $22.0 million.
The increase in AFFO attributable to American Tower Corporation common stockholders was primarily attributable to (i) an increase in our operating profit, excluding the impact of straight-line accounting, (ii) a decrease in capital improvement capital expenditures and (iii) an increase in AFFO attributable to American Tower Corporation common stockholders from discontinued operations, partially offset by distributions and adjustments for noncontrolling interests, including distributions to noncontrolling interest holders in our Europe property segment and Data Centers segment.
Year Ended December 31, 2023
The decrease in net income from continuing operations was primarily due to (i) changes in other expense (income) primarily due to foreign currency exchange rate fluctuations, (ii) an increase in net interest expense, (iii) an increase in other operating expenses and (iv) an increase in goodwill impairment expense, partially offset by (x) an increase in segment operating profit, (y) a decrease in depreciation, amortization and accretion expense and (z) a decrease in the income tax provision.
The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin, partially offset by an increase in SG&A, excluding the impact of stock-based compensation expense, of $22.3 million.
The increase in AFFO attributable to American Tower Corporation common stockholders was primarily attributable to (i) an increase in our operating profit, excluding the impact of straight-line accounting, and (ii) an increase in AFFO attributable to American Tower Corporation common stockholders from discontinued operations, partially offset by (x) an increase in net cash paid for interest, (y) distributions and adjustments for noncontrolling interests, including distributions to noncontrolling interest holders in our Data Centers segment and (z) increases in cash paid for income taxes and capital improvement capital expenditures.

Segment Gross Margin Reconciliation
Gross margin is defined as revenue less costs of operations inclusive of real estate related depreciation, amortization and accretion. Segment gross margin excludes depreciation, amortization and accretion.

	Property					Total Property	Services	Total
Year ended December 31, 2024	U.S. & Canada	Africa & APAC (1)	Europe	Latin America	Data Centers
Gross margin	$3,790.6	$610.9	$240.9	$985.9	$(56.2)	$5,572.1	$101.1	$5,673.2
Real estate related depreciation, amortization and accretion	586.6	216.6	284.4	201.8	590.2	1,879.6	—	1,879.6
Segment gross margin	$4,377.2	$827.5	$525.3	$1,187.7	$534.0	$7,451.7	$101.1	$7,552.8
______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See note 22 for further discussion.

	Property					Total Property	Services	Total
Year ended December 31, 2023	U.S. & Canada	Africa & APAC (1)	Europe	Latin America	Data Centers
Gross margin	$3,362.7	$505.0	$122.9	$890.5	$(196.0)	$4,685.1	$82.9	$4,768.0
Real estate related depreciation, amortization and accretion	1,003.6	301.0	353.2	341.8	683.1	2,682.7	—	2,682.7
Segment gross margin	$4,366.3	$806.0	$476.1	$1,232.3	$487.1	$7,367.8	$82.9	$7,450.7
______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See note 22 for further discussion.

	Property					Total Property	Services	Total
Year ended December 31, 2022	U.S. & Canada	Africa & APAC (1)	Europe	Latin America	Data Centers
Gross margin	$3,136.3	$433.7	$71.0	$803.0	$(427.0)	$4,017.0	$133.7	$4,150.7
Real estate related depreciation, amortization and accretion	1,024.6	322.0	345.1	362.2	871.6	2,925.5	—	2,925.5
Segment gross margin	$4,160.9	$755.7	$416.1	$1,165.2	$444.6	$6,942.5	$133.7	$7,076.2
______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See note 22 for further discussion.

Liquidity and Capital Resources
For a discussion of our 2023 Liquidity and Capital Resources, including a discussion of cash flows for the fiscal year ended December 31, 2023 compared to the fiscal year ended December 31, 2022, refer to Part I, Item 7 of the 2023 Form 10-K.
Overview
During the year ended December 31, 2024, we increased our financial flexibility and our ability to grow our business while maintaining our long-term financial policies. Our significant 2024 financing transactions included:
•Redemption of our 0.600% senior unsecured notes due 2024 (the “0.600% Notes”), our 5.00% senior unsecured notes due 2024 (the “5.00% Notes”) and our 3.375% senior unsecured notes due 2024 (the “3.375% Notes”) upon their maturity;
•Registered public offering in an aggregate principal amount of $3.6 billion, including 1.0 billion EUR, of senior unsecured notes with maturities ranging from 2029 to 2035;
•Repayment of 825.0 million EUR ($895.5 million as of the repayment date) unsecured term loan, as amended in December 2021 (the “2021 EUR Three Year Delayed Draw Term Loan”); and
•Repayment of indebtedness under the 2021 Multicurrency Credit Facility using proceeds from the ATC TIPL Transaction.
The following table summarizes our liquidity as of December 31, 2024 (in millions):

Available under the 2021 Multicurrency Credit Facility	$6,000.0
Available under the 2021 Credit Facility	4,000.0
Letters of credit	(35.6)
Total available under credit facilities, net	9,964.4
Cash and cash equivalents	1,999.6
Total liquidity	$11,964.0
Subsequent to December 31, 2024, we made additional borrowings of $610.0 million under the 2021 Credit Facility (as defined below) and net borrowings of $210.0 million under the 2021 Multicurrency Credit Facility. The borrowings were used to repay existing indebtedness and for general corporate purposes.
Summary cash flow information is set forth below for the years ended December 31, (in millions):

	2024	2023
Net cash provided by (used for):
Operating activities	$5,290.5	$4,722.4
Investing activities (1)	410.6	(1,695.5)
Financing activities	(5,452.4)	(3,097.4)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(233.9)	23.2
Net increase (decrease) in cash and cash equivalents, and restricted cash	$14.8	$(47.3)
_______________
(1)    For the year ended December 31, 2024, includes $2.2 billion of proceeds from the ATC TIPL Transaction.
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
On an on-going basis, we also perform a comprehensive assessment of our global operations to ensure our portfolio is positioned to drive sustained growth and achieve our risk-adjusted return objectives. This assessment may result in our decision to divest a portion, or all, of certain assets, including our Australia and New Zealand businesses in 2024, and the ATC TIPL Transaction, and repurpose proceeds, and potential future capital, to other capital priorities.
As of December 31, 2024, we had total outstanding indebtedness of $36.8 billion, with a current portion of $3.7 billion. During the year ended December 31, 2024, we generated sufficient cash flow from operations, together with borrowings under our credit facilities, proceeds from our debt issuances and cash on hand, to fund our acquisitions, capital expenditures and debt service obligations, as well as our required distributions. We believe the cash generated by operating activities during the year ending December 31, 2025, together with our borrowing capacity under our credit facilities, will suffice to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions.
As of December 31, 2024, we had $1.1 billion of cash and cash equivalents held by our foreign subsidiaries. As of December 31, 2024, we had $228.2 million of cash and cash equivalents held by our joint ventures, of which $211.6 million was held by our foreign joint ventures. Certain foreign subsidiaries may pay us interest or principal on intercompany debt. Additionally, in the event that we repatriate funds from our foreign subsidiaries, we may be required to accrue and pay certain taxes.
Cash Flows from Operating Activities
For the year ended December 31, 2024, cash provided by operating activities increased $568.1 million as compared to the year ended December 31, 2023. The primary factors that impacted cash provided by operating activities as compared to the year ended December 31, 2023, include:
•increases in the operating profits of our U.S. & Canada, Africa & APAC and Europe property segments, our Data Centers segment, our Services segment and in India, excluding the loss on sale of ATC TIPL;
•a decrease in the impact of straight-line revenue; and
•a decrease in cash required for working capital;
•Partially offset by increases in cash paid for interest and cash paid for taxes.
Cash Flows from Investing Activities
Our significant investing activities during the year ended December 31, 2024 are highlighted below:
•We spent approximately $123.0 million for acquisitions, including $25.7 million in payments made for acquisitions completed in 2023, $59.1 million in payments for sites acquired in connection with the AT&T transaction described in note 18 to our consolidated financial statements included in this Annual Report.
•We received $238.0 million from the sales of the VIL Shares and the VIL OCDs.
•We received $2.2 billion from the ATC TIPL Transaction.
•We spent $1.6 billion for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$851.0
Ground lease purchases (2)	144.2
Capital improvements and corporate expenditures (3)	189.3
Redevelopment	350.0
Start-up capital projects	81.3
Total capital expenditures (4)	$1,615.8
_______________
(1)Includes the construction of 2,391 communications sites globally, the construction of 90 communications sites in India, which are reported as discontinued operations, and approximately $491.6 million of spend related to data center assets.
(2)Includes $32.7 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in our consolidated statements of cash flows.
(3)Includes $4.7 million of finance lease payments reported in Repayments of notes payable, credit facilities, senior notes, secured debt, term loans and finance leases in the cash flows from financing activities in our consolidated statements of cash flows.
(4)Net of purchase credits of $11.6 million on certain assets, which are recorded in investing activities in our consolidated statements of cash flows.
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
We expect that our 2025 total capital expenditures will be as follows (in millions):

Discretionary capital projects (1)	$880	to	$910
Ground lease purchases	190	to	210
Capital improvements and corporate expenditures	155	to	165
Redevelopment	360	to	390
Start-up capital projects	50	to	70
Total capital expenditures	$1,635	to	$1,745

_______________
(1)    Includes the construction of approximately 1,950 to 2,550 communications sites globally and approximately $610 million of anticipated spend related to data center assets.
Cash Flows from Financing Activities
Our significant financing activities were as follows (in millions):

	Year Ended December 31,
	2024	2023
Proceeds from issuance of senior notes, net	$3,568.6	$5,678.3
Repayments of credit facilities, net	(2,321.1)	(2,563.8)
Repayments of term loans (1)	(1,015.4)	(1,500.0)
Proceeds from issuance of securities in securitization transaction	—	1,300.0
Repayments of securitized debt	—	(1,300.0)
Repayments of senior notes	(2,150.0)	(1,700.0)
Distributions paid on common stock	(3,074.9)	(2,949.3)
_______________
(1)For the year ended December 31, 2024, includes the repayments of the 2021 EUR Three Year Delayed Draw Term Loan and the India Term Loan (as defined below).

Senior Notes
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
Repayment of 3.375% Senior Notes—On May 15, 2024, we repaid $650.0 million aggregate principal amount of the 3.375% Notes upon their maturity. The 3.375% Notes were repaid using borrowings under the 2021 Credit Facility (as defined below). Upon completion of the repayment, none of the 3.375% Notes remained outstanding.
Repayment of 2.950% Senior Notes—On January 14, 2025, we repaid $650.0 million aggregate principal amount of our 2.950% senior unsecured notes due 2025 (the “2.950% Notes”) upon their maturity. The 2.950% Notes were repaid using cash on hand and borrowings under the 2021 Multicurrency Credit Facility. Upon completion of the repayment, none of the 2.950% Notes remained outstanding.
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
3.900% Senior Notes and 4.100% Senior Notes Offering—On May 29, 2024, we completed a registered public offering of 500.0 million EUR ($540.1 million at the date of issuance) aggregate principal amount of 3.900% senior unsecured notes due 2030 (the “3.900% Notes”) and 500.0 million EUR ($540.1 million at the date of issuance) aggregate principal amount of 4.100% senior unsecured notes due 2034 (the “4.100% Notes”). The net proceeds from this offering were approximately 988.4 million EUR (approximately $1,067.5 million at the date of issuance), after deducting commissions and estimated expenses. We used the net proceeds to repay existing EUR indebtedness under the 2021 Multicurrency Credit Facility.
5.000% Senior Notes and 5.400% Senior Notes Offering— On November 21, 2024, we completed a registered public offering of $600.0 million aggregate principal amount of 5.000% senior unsecured notes due 2030 (the “5.000% Notes”) and $600.0 million aggregate principal amount of 5.400% senior unsecured notes due 2035 (the “5.400% Notes” and, collectively with the 5.200% Notes, the 5.450% Notes, the 3.900% Notes, the 4.100% Notes and the 5.000% Notes, the “2024 Notes”). The

net proceeds from this offering were approximately $1,183.7 million, after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility.
The key terms of the 2024 Notes are as follows:

Senior Notes	Aggregate Principal Amount (in millions)	Issue Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
5.200% Notes	$650.0	March 7, 2024	February 15, 2029	5.200%	August 15, 2024	February 15 and August 15	January 15. 2029
5.450% Notes	$650.0	March 7, 2024	February 15, 2034	5.450%	August 15, 2024	February 15 and August 15	November 15. 2033
3.900% Notes (3)	$540.1	May 29, 2024	May 16, 2030	3.900%	May 16, 2025	May 16	February 16, 2030
4.100% Notes (3)	$540.1	May 29, 2024	May 16, 2034	4.100%	May 16, 2025	May 16	February 16. 2034
5.000% Notes	$600.0	November 21, 2024	January 31, 2030	5.000%	July 31, 2025	January 31 and July 31	December 31, 2029
5.400% Notes	$600.0	November 21, 2024	January 31, 2035	5.400%	July 31, 2025	January 31 and July 31	October 31, 2034
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
(2)We may redeem the 2024 Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2024 Notes plus a make-whole premium, together with accrued interest to the redemption date. If we redeem the 2024 Notes on or after the par call date, we will not be required to pay a make-whole premium.
(3)The 3.900% Notes and the 4.100% Notes are denominated in EUR; dollar amounts represent the aggregate principal amount at the issuance date.
If we undergo a change of control and corresponding ratings decline, each as defined in the applicable supplemental indenture for the 2024 Notes, we may be required to repurchase all of the 2024 Notes at a purchase price equal to 101% of the aggregate principal amount of those 2024 Notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The 2024 Notes rank equally in right of payment with all of our other senior unsecured debt obligations and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries.
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
Bank Facilities
Amendments to Bank Facilities—On January 28, 2025, we amended our (i) 2021 Multicurrency Credit Facility, (ii) $4.0 billion senior unsecured revolving credit facility, as amended and restated on December 8, 2021, as further amended (the “2021 Credit Facility”) and (iii) $1.0 billion unsecured term loan, as amended and restated on December 8, 2021, as further amended (the “2021 Term Loan”).
These amendments, among other things,
i.extend the maturity dates of the 2021 Multicurrency Credit Facility and the 2021 Credit Facility to January 28, 2028 and January 28, 2030, respectively;
ii.extend the maturity date of the 2021 Term Loan to January 28, 2028; and
iii.update the Applicable Margins (as defined in the loan agreements).
2021 Multicurrency Credit Facility—As of December 31, 2024, we had the ability to borrow up to $6.0 billion under the 2021 Multicurrency Credit Facility, which includes a $3.5 billion sublimit for multicurrency borrowings, a $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans. During the year ended December 31, 2024, we borrowed an aggregate of $5.4 billion, including 0.9 billion EUR ($1.0 billion as of the borrowing date) and repaid an aggregate of $6.1 billion, including 1.1 billion EUR ($1.2 billion as of the repayment date), of revolving indebtedness under the 2021 Multicurrency Credit Facility. We used the borrowings to repay outstanding indebtedness, including the 0.600% Notes, the

5.00% Notes and the 2021 EUR Three Year Delayed Draw Term Loan, and for general corporate purposes. We used the proceeds from the ATC TIPL Transaction to repay existing indebtedness under the 2021 Multicurrency Credit Facility. As of December 31, 2024, there are no EUR borrowings outstanding under the 2021 Multicurrency Credit Facility.
2021 Credit Facility—As of December 31, 2024, we had the ability to borrow up to $4.0 billion under the 2021 Credit Facility, which includes a $2.5 billion sublimit for multicurrency borrowings, $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans. During the year ended December 31, 2024, we borrowed an aggregate of $1.5 billion and repaid an aggregate of $3.1 billion of revolving indebtedness under our 2021 Credit Facility. We used the borrowings to repay outstanding indebtedness, including the 3.375% Notes, and for general corporate purposes.
Repayment of 2021 EUR Three Year Delayed Draw Term Loan—On May 21, 2024, we repaid all amounts outstanding under the 2021 EUR Three Year Delayed Draw Term Loan using borrowings under the 2021 Multicurrency Credit Facility.
As of December 31, 2024, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 Term Loan were as follows:

Bank Facility		Outstanding Principal Balance	Maturity Date		SOFR or EURIBOR borrowing interest rate range (1)	Base rate borrowing interest rate range (1)	Current margin over SOFR or EURIBOR and the base rate, respectively (2)
2021 Multicurrency Credit Facility	(3)	$—	July 1, 2026	(4)	0.875% - 1.500%	0.000% - 0.500%	1.125% and 0.125%
2021 Credit Facility	(3)	—	July 1, 2028	(4)	0.875% - 1.500%	0.000% - 0.500%	1.125% and 0.125%
2021 Term Loan	(3)	1,000.0	January 31, 2027		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
_______________
(1)Represents interest rate above: (a) Secured Overnight Financing Rate (“SOFR”) for SOFR based borrowings, (b) Euro Interbank Offer Rate (“EURIBOR”) for EURIBOR based borrowings and (c) the defined base rate for base rate borrowings, in each case based on our debt ratings.
(2)As further discussed above, on January 28, 2025, we amended the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 Term Loan to update the current margin over SOFR or EURIBOR and the base rate to 1.000% and 0.000%, respectively.
(3)Currently borrowed at SOFR.
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
Other Subsidiary Debt—As of December 31, 2023, our other subsidiary debt included drawn letters of credit in Nigeria (the “Nigeria Letters of Credit”).
Amounts outstanding and key terms of other subsidiary debt consisted of the following as of December 31, (in millions, except percentages):

	Carrying Value (Denominated Currency)		Carrying Value (USD)		Interest Rate	Maturity Date
	2024	2023	2024	2023
Nigeria Letters of Credit (1)	$—	$3.4	$—	$3.4	Various	Various
_______________
(1)    Denominated in USD. During the years ended December 31, 2024 and 2023, we drew on letters of credit in Nigeria. The drawn amounts bear interest at a rate equal to the SOFR at the time of drawing plus a spread. Amounts are due 270 days from the date of drawing.
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
During the year ended December 31, 2024, there were no repurchases under either of the Buyback Programs.
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
Sales of Equity Securities—We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan (the “ESPP”) and upon exercise of stock options granted under our equity incentive plan, as amended (the “2007 Plan”). During the year ended December 31, 2024, we received an aggregate of $46.4 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
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
Distributions—As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. We have distributed an aggregate of approximately $20.5 billion to our common stockholders, including the dividend paid in February 2025, primarily classified as ordinary income that may be treated as qualified REIT dividends under Section 199A of the Code for taxable years beginning before 2026.
During the year ended December 31, 2024, we paid $6.56 per share, or $3.1 billion, to our common stockholders of record. In addition, we declared a distribution of $1.62 per share, or $757.1 million, paid on February 3, 2025 to our common stockholders of record at the close of business on December 27, 2024.
We accrue distributions on unvested restricted stock units, which are payable upon vesting. The amount accrued for distributions payable related to unvested restricted stock units was $22.5 million and $21.5 million as of December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, we paid $12.0 million of distributions upon the vesting of restricted stock units.
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

For more details on the cash distributions paid to our common stockholders during the year ended December 31, 2024, see note 14 to our consolidated financial statements included in this Annual Report.
Material Cash Requirements—The following table summarizes material cash requirements from known contractual and other obligations as of December 31, 2024 (in millions):

	2025	2026	2027	2028	2029	Thereafter	Total
Debt obligations (1)	$3,693.0	$3,319.3	$5,466.7	$6,027.4	$3,677.0	$14,572.9	$36,756.3
Operating lease obligations (2)	986.9	924.9	886.1	843.4	801.7	7,088.1	11,531.1
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

Distributions—We expect that our 2025 total distributions declared to our common stockholders will be $3.2 billion. The amount, timing and frequency of future distributions will be at the sole discretion of our Board.
Asset Retirement Obligations—We are required to remove our assets and remediate the leased sites upon which certain of our assets are located. As of December 31, 2024, the estimated undiscounted future cash outlay for asset retirement obligations was $4.5 billion.
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
Internally Generated Funds—Because the majority of our customer leases are multiyear contracts, a significant majority of the revenues generated by our property operations as of the end of 2024 is recurring revenue that we should continue to receive in future periods. Accordingly, a key factor affecting our ability to generate cash flow from operating activities is to maintain this recurring revenue and to convert it into operating profit by minimizing operating costs and fully achieving our operating efficiencies. In addition, our ability to increase cash flow from operating activities depends upon the demand for our communications infrastructure and our related services and our ability to increase the utilization of our existing communications infrastructure.
Restrictions Under Loan Agreements Relating to Our Credit Facilities—Each Bank Loan Agreement contains certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The Bank Loan Agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. As of December 31, 2024, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended December 31, 2024 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~5.4	~0.9
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~18.4 (4)	~6.1 (4)
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
Under the Securitization Loan Agreements, amounts due will be paid from the cash flows generated by the assets securing the Series 2015-2 Notes or the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”), the Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”), the Secured Tower Revenue Securities 2023-1, Subclass A (the “Series 2023-1A Securities”), the Secured Tower Revenue Securities, Series 2023-1, Subclass R (the “Series 2023-1R Securities” and, together with the Series 2023-1A Securities, the “2023 Securities”) issued in the Trust Securitizations (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after paying all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of these assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to us for use. As of December 31, 2024, $60.8 million held in such reserve accounts was classified as restricted cash.
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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During Year Ended December 31, 2024	DSCR as of December 31, 2024	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$354.0	18.10x	$309.1	$311.9
Trust Securitizations	AMT Asset Subs	Secured Tower Revenue Securities, Series 2023-1, Subclass A, Secured Tower Revenue Securities, Series 2023-1, Subclass R, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (2)	(3)(5)	$540.1	7.14x	$526.4	$540.0
_______________
(1)    Based on the net cash flow of the applicable issuer or borrower as of December 31, 2024 and the expenses payable over the next 12 months on the Series 2015-2 Notes or the Loan, as applicable.
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
A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners or the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions and to meet REIT distribution requirements. During an “amortization period,” all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to pay the principal of the Series 2015-2 Notes or the Loan, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to the Series 2015-2 Notes or subclass of the Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. With respect to the Series 2015-2 Notes, upon the occurrence of, and during, an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of the Series 2015-2 Notes, declare the Series 2015-2 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of those notes. Furthermore, if GTP Acquisition Partners or the AMT Asset Subs were to default on the Series 2015-2 Notes or the Loan, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,338 communications sites that secure the Series 2015-2 Notes or the 5,029 broadcast and wireless communications towers and related assets that secure the Loan, respectively, in which case we could lose those sites and their associated revenue.
As discussed above, we use our available liquidity and seek new sources of liquidity to fund capital expenditures, future growth and expansion initiatives, satisfy our distribution requirements and repay or repurchase our debt. If we determine that it is desirable or necessary to raise additional capital, we may be unable to do so, or such additional financing may be prohibitively expensive or restricted by the terms of our outstanding indebtedness. Further, as discussed under Item 1A of this Annual Report under the caption “Risk Factors,” market volatility and disruption caused by inflation, high interest rates and supply chain disruptions may impact our ability to raise additional capital through debt financing activities or our ability to repay or refinance maturing liabilities, or impact the terms of any new obligations. If we are unable to raise capital when our needs arise, we may not be able to fund capital expenditures, future growth and expansion initiatives, satisfy our REIT distribution requirements and debt service obligations, or refinance our existing indebtedness.
In addition, our liquidity depends on our ability to generate cash flow from operating activities. As set forth under Item 1A of this Annual Report under the caption “Risk Factors,” we derive a substantial portion of our current and projected future revenue from a small number of customers and, consequently, a failure by a significant customer to perform its contractual obligations to us could adversely affect our cash flow and liquidity.
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
We have reviewed our policies and estimates to determine our critical accounting policies for the year ended December 31, 2024. We have identified the following policies as critical to an understanding of our results of operations and financial condition. This is not a comprehensive list of our accounting policies. See note 1 to our consolidated financial statements included in this Annual Report for a summary of our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.
•Assets Held for Sale—We consider long-lived assets to be “held for sale” upon satisfaction of the following criteria: (a) management commits to a plan to sell an asset (or group of assets), (b) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets, (c) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, (d) the sale of the asset is probable and transfer of the asset is expected to be completed within one year, (e) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and (f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Typically, these criteria are all met when the relevant assets are under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing.
Assets classified as held for sale are reported at the lesser of the carrying value, or estimated fair value, less estimated costs to sell and are not depreciated. We reassess the fair value less costs to sell of assets held for sale in each reporting period in which they are classified as held for sale. Gains (losses) on held for sale assets are recorded in Other operating income in the accompanying consolidated statements of operations.
•Discontinued Operations—We classify the results of operations related to a disposal of assets and liabilities (“the disposal group”) in discontinued operations in the consolidated statements of operations if all of the following criteria are met: (a) the operations and cash flows of the disposal group can be clearly distinguished from the rest of the Company, (b) the disposal group meets the criteria to be classified as held for sale (as described above) or has been sold or disposed of by other means and (c) the disposal represents a strategic shift that has or will have a major effect on our operations and financial results.
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
•Accounting for Long-Lived Assets—Change in Useful Lives: We finalized our review of the estimated useful lives of our tower assets during the first quarter of 2024. We now have over 20 years of operating history, and determined that we should modify our current estimates for asset lives based on our historical operating experience. We previously depreciated our towers on a straight-line basis over the shorter of the term of the underlying ground lease (including renewal options) taking into account residual value or the estimated useful life of the tower, which we had historically estimated to be 20 years. We determined that the estimated useful life of our tower assets is 30 years, before taking into account residual value. Depreciation expense is recorded using the straight-line method over the assets’ estimated useful lives.
Additionally, certain of our intangible assets are amortized on a similar basis to our tower assets, as the estimated useful lives of such intangible assets correlate to the useful life of the towers. The acquired network location intangibles represent the value of the incremental revenue growth that could potentially be obtained from leasing the excess capacity on acquired tower communications infrastructure. The acquired tenant-related intangibles typically represent the value of tenant contracts and relationships in place at the time of an acquisition or similar transaction, including assumptions regarding estimated renewals. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful lives of our intangible assets are estimated based on the period over which the intangible asset is expected to benefit us.
We accounted for the changes in the useful lives as a change in accounting estimate under ASC 250 Accounting Changes and Error Corrections, which were recorded prospectively beginning on January 1, 2024. On January 1, 2024, we began depreciating our towers and related intangible assets on a straight-line basis over the remaining estimated useful life of the tower, taking into account the extended useful life and residual value. The extension of the asset lives (i) resulted in an approximately $515 million increase in the right of use asset, as additional renewal options may be included, with an offsetting adjustment made to increase the related operating lease liability and (ii) resulted in an estimated $730 million ($649 million after tax, or an increase of $1.39 per diluted share) decrease in depreciation and amortization expense for the year ended December 31, 2024.
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
•Impairment of Assets—Goodwill: We review goodwill for impairment at least annually (as of December 31) or whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. Goodwill is recorded in the applicable segment and assessed for impairment at the reporting unit level. We employ a discounted cash flow analysis when testing goodwill for impairment. The key assumptions utilized in the discounted cash flow analysis include current operating performance, terminal revenue growth rate, management’s expectations of future operating results and cash requirements, the current weighted average cost of capital and an expected tax rate. We compare the fair value of the reporting unit, as calculated under an income approach using future discounted cash flows, to the carrying amount of the applicable reporting unit. If the carrying amount exceeds the fair value, an impairment loss would be recognized for the amount of the excess. The loss recognized is limited to the total amount of goodwill allocated to that reporting unit.
During the year ended December 31, 2023, the results of our annual goodwill impairment test indicated that the carrying amount of our Spain reporting unit exceeded its estimated fair value, as calculated under an income approach using future discounted cash flows. As a result, we recorded a goodwill impairment charge of $80.0 million. The key assumptions utilized in the discounted cash flow analysis include current operating performance, terminal revenue growth rate, management’s expectations of future operating results and cash requirements, the current weighted average cost of capital and an expected tax rate. The reduction in the fair value of the Spain reporting unit was due to an increase in the weighted average cost of capital. The goodwill impairment charge in Spain was recorded in Goodwill impairment in the accompanying consolidated statements of operations.

During the year ended December 31, 2024, no potential goodwill impairment was identified as the fair value of each of our reporting units was in excess of its carrying amount.
•Revenue Recognition: Our revenue is derived from leasing the right to use our communications sites, the land on which the sites are located, the land underlying our customers’ sites and the space in our data center facilities (the “lease component”) and from the reimbursement of costs incurred in operating the communications sites and data center facilities and supporting the customers’ equipment as well as other services and contractual rights (the “non-lease component”). Most of our revenue is derived from leasing arrangements and is accounted for as lease revenue unless the timing and pattern of revenue recognition of the non-lease component differs from the lease component. If the timing and pattern of the non-lease component revenue recognition differs from that of the lease component, we separately determine the stand-alone selling prices and pattern of revenue recognition for each performance obligation.
Our revenue from leasing arrangements, including fixed escalation clauses present in non-cancellable lease arrangements, is reported on a straight-line basis over the term of the respective leases when collectibility is probable. Escalation clauses tied to a consumer price index or other inflation-based indices, and other incentives present in lease agreements with our tenants, are excluded from the straight-line calculation. Total property straight-line revenues for the years ended December 31, 2024, 2023 and 2022 were $277.6 million, $465.4 million and $508.5 million, respectively. Amounts billed upfront in connection with the execution of lease agreements are initially deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets and recognized as revenue over the terms of the applicable lease arrangements. Amounts billed or received for services prior to being earned are deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets until the criteria for recognition have been met. Periodically, we provide lease incentives to our tenants. If incentives are present in our leases, they are evaluated to determine proper treatment and, to the extent present, are recorded in Other current assets and Other non-current assets in the consolidated balance sheets and amortized on a straight line basis over the corresponding lease term as a non-cash reduction to revenue.
We derive the largest portion of our revenues, corresponding trade receivables and the related deferred rent asset from a small number of customers in the telecommunications industry, with 60% of our revenues derived from four customers. In addition, we have concentrations of credit risk in certain geographic areas. We mitigate the concentrations of credit risk with respect to trade receivables and the related deferred rent assets by actively monitoring the creditworthiness of our customers. In recognizing customer revenue we assess the collectibility of both the amounts billed and the portion recognized on a straight-line basis. This assessment takes customer credit risk and business and industry conditions into consideration to ultimately determine the collectibility of the amounts billed. To the extent the amounts, based on management’s estimates, may not be collectible, recognition is deferred until such point as the uncertainty is resolved. Any amounts that were previously recognized as revenue and are subsequently determined to present a risk of collection are reserved as bad debt expense. Accounts receivable are reported net of allowances for doubtful accounts related to estimated losses resulting from a customer’s inability to make required payments and allowances for amounts invoiced whose collectibility is not reasonably assured.
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
The following table provides information as of December 31, 2024 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. For more information, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and note 8 to our consolidated financial statements included in this Annual Report.

Long-Term Debt	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$3,693.0	$3,319.3	$4,466.7	$6,027.4	$3,677.0	$14,572.9	$35,756.3	$33,562.4
Weighted-Average Interest Rate (a)	2.69%	2.59%	2.57%	4.06%	3.45%	3.56%
Variable Rate Debt (b)	$—	$—	$1,000.0	$—	$—	$—	$1,000.0	$1,000.0
Weighted-Average Interest Rate (b)(c)	—%	—%	5.56%	—%	—%	—%
_______________
(a)    Fixed rate debt consisted of: Securities issued in the Trust Securitizations; Securities issued in the 2015 Securitization; our senior unsecured notes (see note 8 to our consolidated financial statements included in this Annual Report for a detailed description of all such senior unsecured notes); and other debt including finance leases.
(b)    Variable rate debt consisted of the 2021 Term Loan, which matures on January 31, 2027.
(c)    Based on rates effective as of December 31, 2024.
Interest Rate Risk
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of December 31, 2024 consisted of $1.0 billion under the 2021 Term Loan. A 10% increase in current interest rates would result in an additional $5.6 million of interest expense for the year ended December 31, 2024.
Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency fluctuations. For the year ended December 31, 2024, 32% of our revenues and 39% of our total operating expenses were denominated in foreign currencies.
As of December 31, 2024, we have incurred intercompany debt that is not considered to be permanently reinvested, and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $13.4 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the year ended December 31, 2024. As of December 31, 2024, we have 7.5 billion EUR (approximately $7.8 billion) denominated debt outstanding. An adverse change of 10% in the underlying exchange rates of our outstanding EUR debt would result in $0.9 billion of foreign currency losses that would be included in Other expense in our consolidated statements of operations for the year ended December 31, 2024.

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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2024 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024.
In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting is effective.
Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued an attestation report on management’s internal control over financial reporting, which is included in this Item 9A under the caption “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of American Tower Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 25, 2025

ITEM 9B.	OTHER INFORMATION.
(c) Insider Trading Arrangements and Policies
Rule 10b5-1 Plans
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our executive officers and their respective ages and positions as of February 18, 2025 are set forth below:

Steven O. Vondran	54	President and Chief Executive Officer
Rodney M. Smith	59	Executive Vice President, Chief Financial Officer and Treasurer
Ruth T. Dowling	55	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
Juan A. Font	56	Senior Vice President, President and CEO, CoreSite
Sanjay Goel	57	Executive Vice President and President, Asia-Pacific
Robert J. Meyer	61	Senior Vice President and Chief Accounting Officer
Eugene M. Noel	56	Executive Vice President, Chief Operating Officer
Olivier Puech	57	Executive Vice President and President, International
Richard C. Rossi	49	Executive Vice President and President, U.S. Tower

Steven O. Vondran is our President and Chief Executive Officer. Mr. Vondran joined us in 2000 as a member of our corporate legal team and served in a variety of positions, including Senior Vice President, U.S. Leasing Operations, Senior Vice President and General Counsel, U.S. Tower Division, Executive Vice President, U.S. Tower Division, and most recently, Executive Vice President and Chief Operating Officer. Mr. Vondran joined the Cellular Telecommunications Industry Association (CTIA) board in September 2018, and he served on the board of the Wireless Infrastructure Association (WIA) between 2018 and 2024. Mr. Vondran is a member of the Business Roundtable. Prior to joining us, Mr. Vondran was an associate at the law firm of Lewellen & Frazier LLP, served as a telecommunications consultant with the firm of Young & Associates, Inc., and was a Law Clerk to the Hon. John Stroud on the Arkansas Court of Appeals. Mr. Vondran currently serves on the board of directors of Ameren Corporation. He received his J.D. with high honors from the University of Arkansas at Little Rock School of Law and a Bachelor of Arts in Economics and Business from Hendrix College.
Rodney M. Smith is our Executive Vice President, Chief Financial Officer and Treasurer. He is also chair of the board of directors of ATC Europe. Mr. Smith joined us in October 2009, and previously held the roles of Senior Vice President, Corporate Finance and Treasurer and Senior Vice President and Chief Financial Officer of American Tower’s U.S. Tower Division. Prior to joining us, Mr. Smith served as Executive Vice President, Chief Financial Officer and as a general board member of Lightower, a private equity backed wireless infrastructure company. Prior to Lightower, he served as Chief Financial Officer and Treasurer (and earlier as Vice President and Controller) for RoweCom, a publicly traded company with operations in eight countries. Early in his career, Mr. Smith held several leadership positions at Nextel Communications, including Director of Finance and General Manager of one of the company’s Northeast markets. Mr. Smith earned his M.B.A from Suffolk University, a Certificate of Accountancy from Bentley University and a Bachelor of Science in Finance from Merrimack College. He also serves as co-Executive Sponsor of American Tower’s employee resource group for women, WAATCH.
Ruth T. Dowling is our Executive Vice President, Chief Administrative Officer, General Counsel and Secretary. She is also a member of the board of directors of ATC Europe and of CoreSite. Ms. Dowling joined us in 2011, and previously held the roles of Senior Vice President, Corporate Legal, and Senior Vice President and General Counsel for the EMEA and Latin America regions. In addition, she led American Tower’s Global Remobilization Project Team to care for the safety and well-being of employees during the pandemic. Prior to joining us, Ms. Dowling was a partner and co-chair of the 150-member litigation department at Edwards Angell Palmer & Dodge LLP and clerked for the Honorable Fred I. Parker of the United States Second Circuit Court of Appeals. Ms. Dowling earned her law degree from Duke University School of Law and a Bachelor of Arts from the University of North Carolina Chapel Hill. She also serves as co-Executive Sponsor of American Tower’s employee resource group for women, WAATCH.
Juan A. Font is our Senior Vice President and President and CEO, CoreSite. He is also a member of the board of directors of ATC Europe. Mr. Font is responsible for leading the strategy, innovation and growth to achieve CoreSite’s vision of empowering a more connected future by increasing revenue growth and return on invested capital to the American Tower data center portfolio. Mr. Font joined CoreSite in 2010 and has held positions of increasing responsibility within the organization. He has more than 25 years of experience in general management, direct sales, business operations, and finance in the data center and telecommunications industries. Prior to joining CoreSite, Mr. Font held direct sales contributor roles with Equinix, covering strategic verticals. He also held positions of increasing responsibility with Teleglobe in financial management and business operations across European markets and increased his understanding of capital-intensive industries at The World Bank Group, where he oversaw investments in the power sector. Mr. Font received an M.B.A. from The Kogod School of Business at

The American University and a Bachelor of Arts in Business Economics and Finance from the Universidad Complutense of Madrid.
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
Robert J. Meyer is our Senior Vice President and Chief Accounting Officer. Mr. Meyer joined us in August 2008 as our Senior Vice President, Finance and Corporate Controller and served in that role until January 2020 when he was appointed to his current position. Prior to joining us, Mr. Meyer was with Bright Horizons Family Solutions since 1998, a provider of child care, early education and work/life consulting services, where he most recently served as Chief Accounting Officer. Mr. Meyer also served as Corporate Controller and Vice President of Finance while at Bright Horizons. Prior to that, from 1997 to 1998, Mr. Meyer served as Director of Financial Planning and Analysis at First Security Services Corp. Mr. Meyer earned a Masters in Finance from Bentley University and a Bachelor of Science in Accounting from Marquette University, and is a Certified Public Accountant. Mr. Meyer serves as non-executive chair on the board of directors of ATC CSR Foundation in India.
Eugene M. Noel is our Executive Vice President and Chief Operating Officer. He is also a member of the board of directors of CoreSite. Mr. Noel joined us in 2011, and previously held the roles of Executive Vice President and President, U.S. Tower Division and Senior Vice President and Chief Operating Officer, U.S. Tower Division. Mr. Noel has more than 25 years of network deployment experience in the telecommunications industry. Prior to joining us, he was Vice President of Network Development for LightSquared (now Ligado Networks), with responsibility for the development and implementation of the company’s national network deployment strategy. He spent 11 years with Sprint Nextel, beginning as Director of Radio Services, then becoming Vice President for Northeast Site Development, and finally becoming Vice President for National Site Development. Mr. Noel is a graduate of East Carolina University with a Bachelor of Science in Industrial Engineering and has earned an Executive Certificate from the McDonough School of Business at Georgetown University. Mr. Noel is a board member of the WIA and a former board member of the Tower Families Foundation and Warriors4Wireless.
Olivier Puech is our Executive Vice President and President, International. Mr. Puech joined us in 2013 as Senior Vice President and CEO of Latin America and served in that role until October 2018 when he was appointed to his current position. Prior to joining us, Mr. Puech spent 25 years as a senior executive in the telecom and internet sectors of international organizations. Most recently, he was with Nokia where he held various leadership roles including Senior Vice President Americas, Senior Vice President Asia Pacific and Vice President Latin America. Before Nokia, Mr. Puech spent 12 years at Gemalto, where he last held the position of Vice President, Sales and Marketing with responsibility for South Europe, Eastern Europe and Latin America. Mr. Puech holds a Bachelor’s degree in International Business Administration from Ecole Supérieure De Commerce in Marseille, in France. He is fluent in English, French, Spanish, Italian and Portuguese.
Richard C. Rossi is our Executive Vice President and President, U.S. Tower. Prior to this role, Mr. Rossi served as our Senior Vice President and General Counsel, U.S. Tower Division, a position he had held since 2018. Mr. Rossi joined us in 2001 and served in various operational and legal roles for U.S. Tower, including Director of Contract Management and Vice President of Legal. Mr. Rossi received his J.D. from Boston College Law School and graduated magna cum laude from Providence College with a Bachelor of Arts degree in Political Science. Mr. Rossi serves on the board of directors of East Cambridge Savings Bank. Mr. Rossi also served as the chair for WIA’s Executive Advisory Committee.
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

Insider Trading Policies and Procedures
We have adopted an Anti-Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers, employees and contractors, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Anti-Insider Trading Policy is filed with this Annual Report as Exhibit 19.1.

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

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.

2.1	Agreement and Plan of Merger by and between American Tower Corporation and American Tower REIT, Inc., dated as of August 24, 2011	8-K	001-14195	August 25, 2011	2.1

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.1

3.2	Certificate of Merger, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.2

3.3	Amended and Restated By-Laws of the Company, effective as of January 3, 2025	8-K	001-14195	January 7, 2025	3.1

3.4	Certificate of Designations of the 5.25% Mandatory Convertible Preferred Stock, Series A, of the Company as filed with the Secretary of State of the State of Delaware, effective as of May 12, 2014	8-K	001-14195	May 12, 2014	3.1

3.5	Certificate of Designations of the 5.50% Mandatory Convertible Preferred Stock, Series B, of the Company as filed with the Secretary of State of the State of Delaware, effective as of March 3, 2015	8-K	001-14195	March 3, 2015	3.1

4.1	Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee	S-3ASR	333-188812	May 23, 2013	4.12

4.2	Supplemental Indenture No. 3, dated as of May 7, 2015, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 4.000% Senior Notes due 2025	8-K	001-14195	May 7, 2015	4.1

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
4.3	Supplemental Indenture No. 4, dated as of January 12, 2016, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 4.400% Senior Notes due 2026	8-K	001-14195	January 12, 2016	4.1

4.4	Supplemental Indenture No. 5, dated as of May 13, 2016, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.375% Senior Notes due 2026	8-K	001-14195	May 13, 2016	4.1

4.5	Supplemental Indenture No. 6, dated as of September 30, 2016, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.125% Senior Notes due 2027	8-K	001-14195	September 30, 2016	4.1

4.6	Supplemental Indenture No. 7, dated as of April 6, 2017, to Indenture dated as of May 23, 2013, by and among the Company, U.S. Bank National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 1.375% Senior Notes due 2025	8-K	001-14195	April 6, 2017	4.1

4.7	Supplemental Indenture No. 8, dated as of June 30, 2017, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.55% Senior Notes due 2027	8-K	001-14195	June 30, 2017	4.1

4.8	Supplemental Indenture No. 9, dated as of December 8, 2017, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.600% Senior Notes due 2028	8-K	001-14195	December 8, 2017	4.1

4.9	Supplemental Indenture No. 10, dated as of May 22, 2018, to Indenture dated as of May 23, 2013, by and among the Company and U.S. Bank National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 1.950% Senior Notes due 2026	8-K	001-14195	May 22, 2018	4.1

4.10	Supplemental Indenture No. 11, dated as of March 15, 2019, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.950% Senior Notes due 2029	8-K	001-14195	March 15, 2019	4.1

4.11	Indenture dated as of June 4, 2019, by and between the Company and U.S. Bank National Association, as Trustee	S-3ASR	333-231931	June 4, 2019	4.22

4.12	Supplemental Indenture No. 1, dated as of June 13, 2019, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 2.950% Senior Notes due 2025 and the 3.800% Senior Notes due 2029	8-K	001-14195	June 13, 2019	4.1

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
4.13	Supplemental Indenture No. 2, dated as of October 3, 2019, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 2.750% Senior Notes due 2027 and the 3.700% Senior Notes due 2049	8-K	001-14195	October 3, 2019	4.1

4.14	Supplemental Indenture No. 3, dated as of January 10, 2020, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 2.400% Senior Notes due 2025 and the 2.900% Senior Notes due 2030	8-K	001-14195	January 10, 2020	4.1

4.15	Supplemental Indenture No. 4, dated as of June 3, 2020, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 1.300% Senior Notes due 2025, the 2.100% Senior Notes due 2030 and the 3.100% Senior Notes due 2050	8-K	001-14195	June 3, 2020	4.1

4.16	Supplemental Indenture No. 5, dated as of September 10, 2020, to Indenture dated as of June 4, 2019, by and among the Company, U.S. Bank National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 0.500% Senior Notes due 2028 and the 1.000% Senior Notes due 2032	8-K	001-14195	September 10, 2020	4.1

4.17	Supplemental Indenture No. 6, dated as of September 28, 2020, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 1.875% Senior Notes due 2030	8-K	001-14195	September 28, 2020	4.1

4.18	Supplemental Indenture No. 7, dated as of November 20, 2020, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 1.500% Senior Notes due 2028 and the 2.950% Senior Notes due 2051	8-K	001-14195	November 20, 2020	4.1

4.19	Supplemental Indenture No. 8, dated as of March 29, 2021, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 1.600% Senior Notes due 2026 and the 2.700% Senior Notes due 2031	8-K	001-14195	March 29, 2021	4.1

4.20	Supplemental Indenture No. 9, dated as of May 21, 2021, to Indenture dated as of June 4, 2019, by and among the Company, U.S. Bank National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 0.450% Senior Notes due 2027, the 0.875% Senior Notes due 2029 and the 1.250% Senior Notes due 2033	8-K	001-14195	May 21, 2021	4.1

4.21	Supplemental Indenture No. 10, dated as of September 27, 2021, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 1.450% Senior Notes due 2026 and the 2.300% Senior Notes due 2031	8-K	001-14195	September 27, 2021	4.1

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
4.22	Supplemental Indenture No. 11, dated as of October 5, 2021, to Indenture dated as of June 4, 2019, by and among the Company, U.S. Bank National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 0.400% Senior Notes due 2027 and the 0.950% Senior Notes due 2030	8-K	001-14195	October 5, 2021	4.1

4.23	Supplemental Indenture No. 12, dated as of April 1, 2022, by and between American Tower Corporation and U.S. Bank Trust Company, National Association, as Trustee, for the 3.650% Senior Notes due 2027 and the 4.050% Senior Notes due 2032	8-K	001-14195	April 1, 2022	4.1

4.24	Indenture dated as of June 1, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee	S-3ASR	333-265348	June 1, 2022	4.32

4.25	Supplemental Indenture No. 1, dated as of March 3, 2023, to Indenture dated as of June 1, 2022, by and between American Tower Corporation and U.S. Bank Trust Company, National Association, as Trustee, for the 5.500% Senior Notes due 2028 and the 5.650% Senior Notes due 2033	8-K	001-14195	March 3, 2023	4.1

4.26	Supplemental Indenture No. 2, dated as of May 16, 2023, to Indenture dated as of June 1, 2022 by and among the Company, U.S. Bank Trust Company, National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 4.125% Senior Notes due 2027 and the 4.625% Senior Notes due 2031	8-K	001-14195	May 16, 2023	4.1

4.27	Supplemental Indenture No. 3, dated as of May 25, 2023, to Indenture dated as of June 1, 2022, by and between American Tower Corporation and U.S. Bank Trust Company, National Association, as Trustee, for the 5.250% Senior Notes due 2028 and the 5.550% Senior Notes due 2033	8-K	001-14195	May 25, 2023	4.1

4.28	Supplemental Indenture No. 4, dated as of September 15, 2023, to Indenture dated as of June 1, 2022, by and between American Tower Corporation and U.S. Bank Trust Company, National Association, as Trustee, for the 5.800% Senior Notes due 2028 and the 5.900% Senior Notes due 2033	8-K	001-14195	September 15, 2023	4.1

4.29	Supplemental Indenture No. 5, dated as of March 7, 2024, to Indenture dated as of June 1, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee, for the 5.200% Senior Notes due 2029 and the 5.450% Senior Notes due 2034	8-K	001-14195	March 7, 2024	4.1

4.30	Supplemental Indenture No. 6, dated as of May 29, 2024, to Indenture dated as of June 1, 2022, by and among the Company, U.S. Bank Trust Company, National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 3.900% Senior Notes due 2030 and the 4.100% Senior Notes due 2034	8-K	001-14195	May 29, 2024	4.1

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
4.31	Supplemental Indenture No. 7, dated as of November 21, 2024, to Indenture dated as of June 1, 2022, by and between American Tower Corporation and U.S. Bank Trust Company, National Association, as Trustee, for the 5.000% Senior Notes due 2030 and the 5.400% Senior Notes due 2035	8-K	001-14195	November 21, 2024	4.1
4.32	Third Amended and Restated Indenture, dated May 29, 2015, by and between GTP Acquisition Partners I, LLC, ACC Tower Sub, LLC, DCS Tower Sub, LLC, GTP South Acquisitions II, LLC, GTP Acquisition Partners II, LLC, GTP Acquisition Partners, III, LLC, GTP Infrastructure I, LLC, GTP Infrastructure II, LLC, GTP Infrastructure III, LLC, GTP Towers VIII, LLC, GTP Towers I, LLC, GTP Towers II, LLC, GTP Towers IV, LLC, GTP Towers V, LLC, GTP Towers VII, LLC, GTP Towers IX, LLC, PCS Structures Towers, LLC and GTP TRS I LLC, as Obligors, and The Bank of New York Mellon, as Trustee	10-Q	001-14195	July 29, 2015	4.2

4.33	Series 2015-2 Supplement, dated May 29, 2015, to the Third Amended and Restated Indenture dated May 29, 2015	10-Q	001-14195	July 29, 2015	4.4

4.34	Description of Registrant’s Securities	Filed herewith as Exhibit 4.34	—	—	—

10.1	American Tower Corporation 2000 Employee Stock Purchase Plan, as amended and restated	10-Q	001-14195	October 28, 2021	10.1

10.2*	American Tower Corporation 2007 Equity Incentive Plan	DEF 14A	001-14195	March 22, 2017	Annex A

10.3*	Amendment to American Tower Corporation 2007 Equity Incentive Plan	8-K	001-14195	March 14, 2017	10.1

10.4*	Form of Restricted Stock Unit Agreement (U.S. Employee / Non-Employee Director) (For grants made March 1, 2019 - December 4, 2022 (Non-Employee Directors) / September 30, 2023 (U.S. Employees)) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-K	001-14195	February 27, 2019	10.10

10.5*	Form of Restricted Stock Unit Agreement (Non-U.S. Employee) (For grants made March 1, 2019 – September 30, 2023) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-K	001-14195	February 27, 2019	10.11

10.6*	Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (U.S. Employee) (For grants made April 11, 2020 – September 30, 2023) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	8-K/A	001-14195	April 16, 2020	10.1

10.7*	Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (Non-U.S. Employee) (For grants made June 1, 2021 – September 30, 2023) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-Q	001-14195	July 29, 2021	10.1

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
10.8*	Form of Restricted Stock Unit Agreement (Non-Employee Director) (For grants made December 5, 2022 – September 30, 2023) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-K	001-14195	February 23, 2023	10.9

10.9*	Form of Restricted Stock Units Agreement (U.S. Employee) (For grants made October 1, 2023 – December 31, 2023) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-Q	001-14195	October 26, 2023	10.1

10.10*	Form of Restricted Stock Units Agreement (Non-U.S. Employee) (For grants made October 1, 2023 – December 31, 2023) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-Q	001-14195	October 26, 2023	10.2

10.11*	Form of Restricted Stock Units Agreement (Non-Employee Director) (For grants made beginning October 1, 2023) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-Q	001-14195	October 26, 2023	10.3

10.12*	Form of Restricted Stock Units Agreement (U.S. Employee) (For grants made beginning January 1, 2024) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-K	001-14195	February 27, 2024	10.14

10.13*	Form of Restricted Stock Units Agreement (Non-U.S. Employee) (For grants made beginning January 1, 2024) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-K	001-14195	February 27, 2024	10.15

10.14*	Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (U.S. Employee) (For grants made beginning February 28, 2024) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	8-K	001-14195	March 14, 2024	10.1

10.15*	Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (Non-U.S. Employee) (For grants made beginning February 28, 2024) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	8-K	001-14195	March 14, 2024	10.2

10.16	Second Amended and Restated Loan and Security Agreement, dated as of March 29, 2018, by and between American Tower Asset Sub, LLC and American Tower Assets Sub II, LLC, as Borrowers, and U.S. Bank National Association, as Trustee for American Tower Trust I, as Lender	10-Q	001-14195	May 2, 2018	10.2

10.17	Second Supplement and Amendment dated as of March 13, 2023 to the Second Amended and Restated Loan and Security Agreement dated as of March 29, 2018, by and among American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, and U.S. Bank Trust Company, National Association, as Trustee for American Tower Trust I Secured Tower Revenue Securities as Lender	10-Q	001-14195	April 26, 2023	10.1

10.18	First Amended and Restated Management Agreement, dated as of March 15, 2013, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Owners, and SpectraSite Communications, LLC, as Manager	10-Q	001-14195	May 1, 2013	10.2

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
10.19	Second Amended and Restated Trust and Servicing Agreement, dated as of March 29, 2018, by and among American Tower Depositor Sub, LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, and U.S. Bank National Association, as Trustee	10-Q	001-14195	May 2, 2018	10.3

10.20	Second Trust Agreement Supplement and Amendment dated as of March 13, 2023 to Second Amended and Restated Trust and Servicing Agreement dated as of March 29, 2018, by and among American Tower Depositor Sub, LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, and U.S. Bank Trust Company, National Association, as Trustee	10-Q	001-14195	April 26, 2023	10.3

10.21	Second Amended and Restated Cash Management Agreement, dated as of March 29, 2018, by and among American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, and U.S. Bank National Association, as Trustee for American Tower Trust I Secured Tower Revenue Securities, as Lender, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, U.S. Bank National Association, as Agent, and SpectraSite Communications, LLC, as Manager	10-Q	001-14195	May 2, 2018	10.4

10.22	First Amendment dated as of March 13, 2023 to the Second Amended and Restated Cash Management Agreement dated as of March 29, 2018, by and among American Tower Asset Sub, LLC, American Tower Asset Sub II, LLC, the Borrowers party thereto, U.S. Bank Trust Company, National Association, as Trustee for American Tower Trust I Secured Tower Revenue Securities as Lender, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, U.S. Bank National Association, as Agent, and Spectrasite Communications, LLC, as Manager	10-Q	001-14195	April 26, 2023	10.2

10.23	Agreement to Sublease by and among ALLTEL Communications, Inc. the ALLTEL entities and American Towers, Inc. and American Tower Corporation, dated December 19, 2000	10-K	001-14195	April 2, 2001	2.2

10.24	Lease and Sublease, dated as of December 14, 2000, by and among SBC Tower Holdings LLC, Southern Towers, Inc., SBC Wireless, LLC and SpectraSite Holdings, Inc.	SpectraSite Holdings, Inc. Quarterly Report on Form 10-Q	000-27217	May 11, 2001	10.2

10.25**	Amendment to Lease and Sublease, dated September 30, 2008, by and between SpectraSite, LLC, American Tower Asset Sub II, LLC, SBC Wireless, LLC and SBC Tower Holdings LLC	10-Q	001-14195	May 8, 2009	10.7

10.26*	Summary Compensation Information for Current Named Executive Officers	8-K	001-14195	March 1, 2024	Item 5.02(e)

10.27	Form of Waiver and Termination Agreement	8-K	001-14195	March 5, 2009	10.4

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
10.28*	American Tower Corporation Severance Plan, as Amended and Restated, as of January 1, 2024	10-K	001-14195	February 27, 2024	10.28

10.29*	American Tower Corporation Severance Plan, Program for Executive Vice Presidents and Chief Executive Officer, as of January 1, 2024	10-K	001-14195	February 27, 2024	10.29

10.30*	Letter Agreement, dated as of February 5, 2024, by and between the Company and Steven O. Vondran	10-K	001-14195	February 27, 2024	10.31

10.31*	Letter Agreement, dated as of January 3, 2025, by and between the Company and Eugene M. Noel	Filed herewith as Exhibit 10.31	—	—	—

10.32*	Letter Agreement, dated as of January 3, 2025, by and between the Company and Richard Rossi	Filed herewith as Exhibit 10.32	—	—	—

10.33
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
		10-K	001-14195	February 25, 2022	10.29

10.34	Amendment No. 1 to the Third Amended and Restated Multicurrency Revolving Credit Agreement, dated as of June 29, 2023, among the Company and certain of its subsidiaries as borrowers, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of lenders under the Third Amended and Restated Multicurrency Revolving Credit Agreement, dated as of December 8, 2021	10-Q	001-14195	July 27, 2023	10.2

10.35	Notice of Benchmark Replacement and Amendment No. 2, dated as of June 27, 2024, to the Third Amended and Restated Multicurrency Revolving Credit Agreement, among the Company and certain of its subsidiaries as borrowers, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of lenders under the Third Amended and Restated Multicurrency Revolving Credit Agreement, dated December 8, 2021, as further amended	10-Q	001-14195	July 30, 2024	10.1

10.36	Amendment No. 3 to the Third Amended and Restated Multicurrency Revolving Credit Agreement, dated as of January 28, 2025, among the Company and certain of its subsidiaries as borrowers, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of lenders under the Third Amended and Restated Multicurrency Revolving Credit Agreement, dated as of December 8, 2021, as further amended	Filed herewith as Exhibit 10.36	—	—	—

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.

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
		10-K	001-14195	February 25, 2022	10.30

10.38	Amendment No. 1 to the Fourth Amended and Restated Revolving Credit Agreement, dated as of June 29, 2023, among the Company and certain of its subsidiaries as borrowers, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of lenders under the Fourth Amended and Restated Revolving Credit Agreement, dated as of December 8, 2021	10-Q	001-14195	July 27, 2023	10.3

10.39	Amendment No. 2 to the Fourth Amended and Restated Revolving Credit Agreement, dated as of January 28, 2025, among the Company and certain of its subsidiaries as borrowers, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of lenders under the Fourth Amended and Restated Revolving Credit Agreement, dated as of December 8, 2021, as further amended	Filed herewith as Exhibit 10.39	—	—	—

10.40
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
		10-K	001-14195	February 25, 2022	10.31

10.41	Amendment No. 1 to the Second Amended and Restated Term Loan Agreement, dated as of June 29, 2023, among the Company, as borrower, Mizuho Bank, Ltd., as administrative agent, and a majority of the lenders under the Second Amended and Restated Term Loan Agreement, dated as of December 8, 2021	10-Q	001-14195	July 27, 2023	10.1

10.42	Amendment No. 2 to the Second Amended and Restated Term Loan Agreement, dated as of January 28, 2025, among the Company, as borrower, Mizuho Bank, Ltd., as administrative agent, and a majority of the lenders under the Second Amended and Restated Term Loan Agreement, dated as of December 8, 2021, as further amended	Filed herewith as Exhibit 10.42	—	—	—

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
10.43	Master Agreement, dated as of February 5, 2015, among the Company and Verizon Communications Inc.	10-K	001-14195	February 24, 2015	10.45

10.44	Master Prepaid Lease, dated as of March 27, 2015, among certain subsidiaries of the Company and Verizon Communications Inc.	10-Q	001-14195	April 30, 2015	10.8

10.45	Sale Site Master Lease Agreement, dated as of March 27, 2015, among certain subsidiaries of the Company, Verizon Communications Inc. and certain of its subsidiaries	10-Q	001-14195	April 30, 2015	10.9

10.46	MPL Site Master Lease Agreement, dated as of March 27, 2015, among Verizon Communications Inc. and certain of its subsidiaries and ATC Sequoia LLC	10-Q	001-14195	April 30, 2015	10.10

10.47	Management Agreement, dated as of March 27, 2015, among Verizon Communications Inc., and certain of its subsidiaries and ATC Sequoia LLC	10-Q	001-14195	April 30, 2015	10.11

10.48	Agreement For the Sale and Purchase of the Towers Europe Division of Telxius Telecom, S.A., dated as of January 13, 2021, between Telxius Telecom, S.A. and American Tower International, Inc.	10-K	001-14195	February 25, 2021	10.41

10.49	Agreement For the Sale and Purchase of the Towers LatAm Division of Telxius Telecom, S.A., dated as of January 13, 2021, between Telxius Telecom, S.A. and American Tower International, Inc.	10-K	001-14195	February 25, 2021	10.42

19.1	American Tower Corporation Anti-Insider Trading Policy	Filed herewith as Exhibit 19.1	—	—	—

21	Subsidiaries of the Company	Filed herewith as Exhibit 21	—	—	—

23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP	Filed herewith as Exhibit 23	—	—	—

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1	—	—	—

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2	—	—	—

Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
32	Certifications filed pursuant to 18. U.S.C. Section 1350	Filed herewith as Exhibit 32	—	—	—

97	American Tower Corporation Compensation Recovery Policy	10-K	001-14195	February 27, 2024	97

101	The following materials from American Tower Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): 101.SCH—Inline XBRL Taxonomy Extension Schema Document 101.CAL—Inline XBRL Taxonomy Extension Calculation Linkbase Document 101.LAB—Inline XBRL Taxonomy Extension Label Linkbase Document 101.PRE—Inline XBRL Taxonomy Extension Presentation Linkbase Document 101.DEF—Inline XBRL Taxonomy Extension Definition	Filed herewith as Exhibit 101	—	—	—

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	—

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(a)(3).

**	The exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of the exhibit have been omitted and are marked by an asterisk.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of February, 2025.

AMERICAN TOWER CORPORATION

By:	/S/ STEVEN O. VONDRAN
Steven O. Vondran President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEVEN O. VONDRAN	President and Chief Executive Officer (Principal Executive Officer), Director	February 25, 2025
Steven O. Vondran

/S/ RODNEY M. SMITH	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 25, 2025
Rodney M. Smith

/S/ ROBERT J. MEYER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2025
Robert J. Meyer

/S/ KELLY C. CHAMBLISS	Director	February 25, 2025
Kelly C. Chambliss

/S/ TERESA H. CLARKE	Director	February 25, 2025
Teresa H. Clarke

/S/ KENNETH R. FRANK	Director	February 25, 2025
Kenneth R. Frank

/S/ ROBERT D. HORMATS	Director	February 25, 2025
Robert D. Hormats

/S/ RAJESH KALATHUR	Director	February 25, 2025
Rajesh Kalathur

/S/ GRACE D. LIEBLEIN	Director	February 25, 2025
Grace D. Lieblein

/S/ CRAIG MACNAB	Director	February 25, 2025
Craig Macnab

/S/ NEVILLE R. RAY	Director	February 25, 2025
Neville R. Ray

/S/ JOANN A. REED	Director	February 25, 2025
JoAnn A. Reed

/S/ PAMELA D. A. REEVE	Chair of the Board, Director	February 25, 2025
Pamela D. A. Reeve

/S/ BRUCE L. TANNER	Director	February 25, 2025
Bruce L. Tanner

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of American Tower Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Change in estimated useful life of tower assets - Refer to Notes 1, 3, 4, and 5 to the financial statements.
Critical Audit Matter Description
As described in Note 1 to the financial statements, the Company finalized its review of the estimated useful lives of its tower assets, effective as of January 1, 2024. The Company determined that the estimated useful life of its tower assets should be changed from 20 years to 30 years. Additionally, consistent with the useful life of the tower assets, the Company changed the useful life of certain intangible assets as well as lease terms used to measure the right of use assets and lease liabilities.
The Company accounted for the change in useful life as a change in accounting estimate and applied the change on a prospective basis beginning on January 1, 2024. Accordingly, the Company began depreciating its tower assets and amortizing certain intangible assets over the extended useful life. The change in useful life resulted in (i) a $515 million increase to the right of use assets and related lease liabilities as of January 1, 2024 and (ii) an estimated $730 million decrease in depreciation and amortization expense for the year ended December 31, 2024.
We identified the change in estimated useful life of tower assets as a critical audit matter due to the significant judgments made by management to support the useful life of the tower assets. There was a high degree of auditor judgment in evaluating management’s assumptions and estimates and required the assistance of valuation specialists to validate the appropriateness of assumptions made by management.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the change in estimated useful life of tower assets included the following, among others:
•We inquired of management and operations and engineering personnel to understand the process to build, inspect, and maintain tower assets.
•We inquired of management’s independent consultant to understand the processes and procedures that were used to develop the revised estimates of useful life.
•We utilized our fair value specialists that possess relevant engineering expertise to assist us with:
◦Assessing the technical specifications of the Company’s towers and the Company’s operating procedures, as those specifications and procedures impact the useful life of the towers.
◦Performing independent research on the useful life of towers.
•For a selection of countries, we tested the completeness and accuracy of the tower data used by the Company in supporting the change in estimated useful life.
•We tested the effectiveness of internal controls over the development of the estimates of the useful life of the tower assets and the controls over measuring and recognizing the financial statement impacts of the change in estimate.
•With the assistance of professionals in our firm having expertise in lease accounting, we evaluated the Company’s conclusions regarding the accounting for the impact of the change in estimated useful life of the tower assets on the right of use assets and operating lease liabilities.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 25, 2025
We have served as the Company’s auditor since 1997.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,999.6	$1,753.7
Restricted cash	108.6	119.7
Accounts receivable, net	540.0	547.5
Prepaid and other current assets	530.6	559.5
Current assets of discontinued operations	—	729.6
Total current assets	3,178.8	3,710.0
PROPERTY AND EQUIPMENT, net	19,056.8	18,863.2
GOODWILL	11,768.1	12,083.5
OTHER INTANGIBLE ASSETS, net	14,474.3	15,932.3
DEFERRED TAX ASSET	122.7	179.1
DEFERRED RENT ASSET	3,710.2	3,478.2
RIGHT-OF-USE ASSET	8,089.6	8,205.1
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	676.9	755.3
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	—	2,820.9
TOTAL	$61,077.4	$66,027.6
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$240.8	$251.3
Accrued expenses	1,082.0	1,052.8
Distributions payable	780.3	906.2
Accrued interest	373.6	384.2
Current portion of operating lease liability	576.7	690.4
Current portion of long-term obligations	3,693.0	3,067.3
Unearned revenue	329.2	433.8
Current liabilities of discontinued operations	—	463.3
Total current liabilities	7,075.6	7,249.3
LONG-TERM OBLIGATIONS	32,808.8	35,734.0
OPERATING LEASE LIABILITY	6,875.6	6,815.3
ASSET RETIREMENT OBLIGATIONS	2,393.8	2,080.0
DEFERRED TAX LIABILITY	1,262.0	1,310.6
OTHER NON-CURRENT LIABILITIES	1,012.9	1,149.8
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	823.2
Total liabilities	51,428.7	55,162.2
COMMITMENTS AND CONTINGENCIES
EQUITY (shares in thousands):
Common stock: $0.01 par value; 1,000,000 shares authorized; 478,388 and 477,300 shares issued; and 467,384 and 466,296 shares outstanding, respectively	4.8	4.8
Additional paid-in capital	15,057.3	14,872.9
Distributions in excess of earnings	(4,424.1)	(3,638.8)
Accumulated other comprehensive loss	(5,954.6)	(5,739.5)
Treasury stock (11,004 shares at cost)	(1,301.2)	(1,301.2)
Total American Tower Corporation equity	3,382.2	4,198.2
Noncontrolling interests	6,266.5	6,667.2
Total equity	9,648.7	10,865.4
TOTAL	$61,077.4	$66,027.6
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
REVENUES:
Property	$9,933.5	$9,869.2	$9,404.3
Services	193.7	143.0	241.1
Total operating revenues	10,127.2	10,012.2	9,645.4
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property	2,481.8	2,501.4	2,461.8
Services	92.6	60.1	107.4
Depreciation, amortization and accretion	2,028.8	2,928.5	3,164.9
Selling, general, administrative and development expense	933.4	946.0	902.1
Other operating expense	74.1	370.7	270.6
Goodwill impairment	—	80.0	—
Total operating expenses	5,610.7	6,886.7	6,906.8
OPERATING INCOME	4,516.5	3,125.5	2,738.6
OTHER INCOME (EXPENSE):
Interest income	135.2	118.6	49.1
Interest expense	(1,404.5)	(1,388.2)	(1,136.0)
Loss on retirement of long-term obligations	—	(0.3)	(0.4)
Other income (expense) (including foreign currency gains (losses) of $308.3, $(330.6), and $451.4 respectively)	377.6	(326.3)	434.7
Total other expense	(891.7)	(1,596.2)	(652.6)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,624.8	1,529.3	2,086.0
Income tax provision	(366.3)	(90.8)	(112.8)
NET INCOME FROM CONTINUING OPERATIONS	3,258.5	1,438.5	1,973.2
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	(978.3)	(71.4)	(276.5)
NET INCOME	2,280.2	1,367.1	1,696.7
Net (income) loss attributable to noncontrolling interests	(25.2)	116.2	69.1
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$2,255.0	$1,483.3	$1,765.8
NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$3,233.3	$1,554.7	$2,042.3
NET LOSS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$(978.3)	$(71.4)	$(276.5)
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income from continuing operations attributable to American Tower Corporation common stockholders	$6.92	$3.34	$4.43
Basic net loss from discontinued operations attributable to American Tower Corporation common stockholders	(2.09)	(0.15)	(0.60)
Basic net income attributable to American Tower Corporation common stockholders	$4.83	$3.18	$3.83
Diluted net income from continuing operations attributable to American Tower Corporation common stockholders	$6.91	$3.33	$4.41
Diluted net loss from discontinued operations attributable to American Tower Corporation common stockholders	(2.09)	(0.15)	(0.60)
Diluted net income attributable to American Tower Corporation common stockholders	$4.82	$3.18	$3.82
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	467,011	466,063	461,519
DILUTED	468,120	467,162	462,750
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$2,280.2	$1,367.1	$1,696.7
Other comprehensive (loss) income:
Reclassification of cumulative translation adjustments associated with the sale of ATC TIPL	1,072.3	—	—
Foreign currency translation adjustments, net of tax (benefit) expense of $(0.8), $0.3, and $(0.8), respectively.	(1,521.5)	60.2	(1,165.0)
Other comprehensive (loss) income	(449.2)	60.2	(1,165.0)
Comprehensive income	1,831.0	1,427.3	531.7
Comprehensive loss attributable to noncontrolling interests	208.9	34.8	254.7
Comprehensive income attributable to American Tower Corporation stockholders	$2,039.9	$1,462.1	$786.4

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2022	466,687	$4.7	(10,915)	$(1,282.4)	$12,240.2	$(4,738.9)	$(1,142.4)	$3,988.4	$9,069.6
Stock-based compensation related activity	676	0.0	—	—	141.9	—	—	—	141.9
Issuance of common stock—stock purchase plan	75	0.0	—	—	15.3	—	—	—	15.3
Issuance of common stock	9,185	0.1	—	—	2,291.6	—	—	—	2,291.7
Treasury stock activity	—	—	(89)	(18.8)	—	—	—	—	(18.8)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(979.4)	—	(185.6)	(1,165.0)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	3,125.4	3,125.4
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(23.0)	(23.0)
Common stock distributions declared	—	—	—	—	—	—	(2,725.3)	—	(2,725.3)
Net income (loss)	—	—	—	—	—	—	1,765.8	(69.1)	1,696.7
BALANCE, DECEMBER 31, 2022	476,623	$4.8	(11,004)	$(1,301.2)	$14,689.0	$(5,718.3)	$(2,101.9)	$6,836.1	$12,408.5
Stock-based compensation related activity	586	0.0	—	—	169.6	—	—	—	169.6
Issuance of common stock—stock purchase plan	91	0.0	—	—	14.3	—	—	—	14.3
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(21.2)	—	81.4	60.2
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	12.7	12.7
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(146.8)	(146.8)
Common stock distributions declared	—	—	—	—	—	—	(3,020.2)	—	(3,020.2)
Net income (loss)	—	—	—	—	—	—	1,483.3	(116.2)	1,367.1
BALANCE, DECEMBER 31, 2023	477,300	$4.8	(11,004)	$(1,301.2)	$14,872.9	$(5,739.5)	$(3,638.8)	$6,667.2	$10,865.4
Stock-based compensation related activity	998	0.0	—	—	169.3	—	—	—	169.3
Issuance of common stock—stock purchase plan	90	0.0	—	—	15.1	—	—	—	15.1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(1,287.4)	—	(234.1)	(1,521.5)
Reclassification of cumulative translation adjustments associated with sale of ATC TIPL	—	—	—	—	—	1,072.3	—	—	1,072.3
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	154.6	154.6
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(346.4)	(346.4)
Common stock distributions declared	—	—	—	—	—	—	(3,040.3)	—	(3,040.3)
Net income	—	—	—	—	—	—	2,255.0	25.2	2,280.2
BALANCE, DECEMBER 31, 2024	478,388	$4.8	(11,004)	$(1,301.2)	$15,057.3	$(5,954.6)	$(4,424.1)	$6,266.5	$9,648.7

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in millions)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,280.2	$1,367.1	$1,696.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	2,124.8	3,086.5	3,355.1
Stock-based compensation expense	203.6	195.7	169.3
(Gain) loss on investments, unrealized foreign currency (gain) loss and other non-cash expense	(380.1)	279.0	(401.2)
Impairments, net loss on sale of long-lived assets, non-cash restructuring and merger related expenses	96.6	739.9	684.3
Loss on early retirement of long-term obligations	—	0.3	0.4
Loss on sale of ATC TIPL	1,245.5	—	—
Amortization of deferred financing costs, debt discounts and premiums and other non-cash interest	54.1	49.8	47.5
Deferred income taxes	52.3	(182.0)	(236.7)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(103.4)	(34.5)	(78.6)
Prepaid and other assets	32.8	(342.6)	(196.1)
Deferred rent asset	(276.3)	(472.0)	(499.8)
Right-of-use asset and Operating lease liability, net	(20.6)	(103.7)	(9.3)
Accounts payable and accrued expenses	48.0	(11.9)	(48.2)
Accrued interest	(9.6)	128.6	6.6
Unearned revenue	(79.3)	(43.4)	(818.9)
Other non-current liabilities	21.9	65.6	25.1
Cash provided by operating activities	5,290.5	4,722.4	3,696.2
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(1,590.0)	(1,798.1)	(1,873.6)
Payments for acquisitions, net of cash acquired	(123.0)	(168.0)	(549.0)
Proceeds from sales of short-term investments and other non-current assets	253.2	17.3	19.6
Proceeds from the sale of ATC TIPL	2,158.8	—	—
Deposits and other	(288.4)	253.3	47.8
Cash provided by (used for) investing activities	410.6	(1,695.5)	(2,355.2)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	8.8	148.7	28.8
Borrowings under credit facilities	6,932.9	6,120.0	4,190.0
Proceeds from issuance of senior notes, net	3,568.6	5,678.3	1,293.6
Proceeds from issuance of securities in securitization transaction	—	1,300.0	—
Repayments of notes payable, credit facilities, senior notes, secured debt, term loans and finance leases	(12,429.6)	(13,230.3)	(9,625.5)
Contributions from noncontrolling interest holders	104.7	4.1	3,120.8
Distributions to noncontrolling interest holders	(390.8)	(46.5)	(10.9)
Purchases of common stock	—	—	(18.8)
Proceeds from stock options and employee stock purchase plan	46.4	22.1	32.4
Distributions paid on common stock	(3,074.9)	(2,949.3)	(2,630.4)
Proceeds from the issuance of common stock, net	—	—	2,291.7
Deferred financing costs and other financing activities	(218.5)	(144.5)	(94.9)
Cash used for financing activities	(5,452.4)	(3,097.4)	(1,423.2)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(233.9)	23.2	(120.4)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	14.8	(47.3)	(202.6)
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	2,093.4	2,140.7	2,343.3
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$2,108.2	$2,093.4	$2,140.7
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business—American Tower Corporation (together with its subsidiaries, “ATC” or the “Company”) is one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. The Company’s primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. The Company refers to this business, inclusive of its data center business discussed below, as its property operations. Additionally, the Company offers tower-related services in the United States, which the Company refers to as its services operations. These services include site application, zoning and permitting (“AZP”), structural and mount analyses, and construction management, which primarily support the Company’s site leasing business, including the addition of new tenants and equipment on its sites. The Company’s customers include its tenants, licensees and other payers.
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
The use of TRSs enables the Company to continue to engage in certain businesses and jurisdictions while complying with REIT qualification requirements. The Company may, from time to time, change the election of previously designated TRSs to be included as part of the REIT. As of December 31, 2024, the Company’s REIT-qualified businesses included its U.S. tower leasing business, a majority of its U.S. DAS networks business, its Services and Data Centers segments, as well as most of its operations in Canada, Costa Rica, France, Germany, Ghana, Kenya, Mexico, Nigeria, South Africa, Spain and Uganda.
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
As of December 31, 2024, the Company holds (i) a 52% controlling interest in subsidiaries whose holdings consist of the Company’s operations in France, Germany and Spain (such subsidiaries collectively, “ATC Europe”) (Allianz and CDPQ (each as defined in note 15) hold the noncontrolling interests), (ii) a 51% controlling interest in a joint venture whose holdings consist of the Company’s operations in Bangladesh (Confidence Tower Holdings Ltd. (“Confidence Group”) holds the noncontrolling interest) and (iii) a controlling common equity interest of approximately 72% in the Company’s U.S. data center business (Stonepeak (as defined and further discussed in note 15) holds approximately 28% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity). As of December 31, 2024, ATC Europe holds an 87% and an 83% controlling interest in subsidiaries that consist of the Company’s operations in Germany and Spain, respectively (PGGM holds the noncontrolling interests). See note 15 for a discussion of changes to the Company’s noncontrolling interests during the years ended December 31, 2024 and 2023.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
ATC TIPL Transaction—On September 12, 2024, the Company completed the sale of its subsidiary ATC Telecom Infrastructure Private Limited (“ATC TIPL”), which held the Company’s operations in India (the “ATC TIPL Transaction”). The divestiture qualified for presentation as discontinued operations. See note 22 for further discussion. Prior to the divestiture and classification as discontinued operations, ATC TIPL’s operating results were included within the Asia-Pacific property segment. Historical financial information included in this Annual Report on Form 10-K has been adjusted to reflect the operating results of ATC TIPL as discontinued operations for all periods presented.
Australia & New Zealand—During the year ended December 31, 2024, the Company, through its subsidiary, ATC Asia Pacific Pte. Ltd., entered into agreements to sell 100% of the ownership interests in its subsidiaries in Australia (“ATC Australia”) and New Zealand (“ATC New Zealand”). On November 11, 2024, the Company completed the sale of ATC Australia for total consideration of 63.4 million Australian Dollars (approximately $41.2 million at the date of closing). On December 11, 2024, the Company completed the sale of ATC New Zealand for total consideration of 62.5 million New Zealand Dollars (approximately $36.4 million at the date of closing). The Company recorded a gain on the sales of ATC Australia and ATC New Zealand of $8.5 million, which is included in Other operating expenses in the accompanying consolidated statements of operations. Prior to the divestitures, ATC Australia and ATC New Zealand’s operating results were included within the Africa & APAC property segment. The divestitures did not qualify for presentation as discontinued operations.
Change in Reportable Segments—During the fourth quarter of 2024, following recent divestitures, including the ATC TIPL Transaction, and changes to its organizational structure, the Company reviewed and changed its reportable segments. The Company’s Asia-Pacific (“APAC”) property segment and its Africa property segment were combined into the Africa & APAC property segment. As a result, the Company has six reportable segments: U.S. & Canada property (which includes all assets in the United States and Canada, other than the Company’s data center facilities and related assets), Africa & APAC property, Europe property, Latin America property, Data Centers and Services, which are discussed further in note 20. The change in reportable segments had no impact on the Company’s consolidated financial statements for any periods. Historical financial information included in this Annual Report on Form 10-K has been adjusted to reflect the change in reportable segments.
Prior to the change in reportable segments in the fourth quarter of 2024, the Company reported its results in seven segments: U.S. & Canada property, Asia-Pacific property, Africa property, Europe property, Latin America property, Data Centers and Services.
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
Assets Held for Sale—The Company considers long-lived assets to be “held for sale” upon satisfaction of the following criteria: (a) management commits to a plan to sell an asset (or group of assets), (b) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets, (c) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, (d) the sale of the asset is probable and transfer of the asset is expected to be completed within one year, (e) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and (f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Typically, these criteria are all met when the relevant assets are under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing.
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
The results of operations classified as discontinued operations are reported in Loss from discontinued operations, net of taxes in the accompanying consolidated statements of operations for all periods presented. Historical financial information included in the notes to the consolidated financial statements is adjusted to reflect the classification of results of operations as discontinued operations. See note 22 for a discussion of the results of operations classified as discontinued operations as of December 31, 2024.
Accounts Receivable and Deferred Rent Asset—The Company derives the largest portion of its revenues and corresponding accounts receivable and the related deferred rent asset from a relatively small number of customers in the telecommunications industry, and 60% of its current-year revenues are derived from four customers.
The Company’s deferred rent asset is associated with non-cancellable tenant leases that contain fixed escalation clauses over the terms of the applicable lease for which revenue is recognized on a straight-line basis over the lease term.
The Company mitigates its concentrations of credit risk with respect to trade receivables and the related deferred rent assets by actively monitoring the creditworthiness of its customers. In recognizing customer revenue, the Company assesses the collectibility of both the amounts billed and the portion recognized in advance of billing on a straight-line basis. This assessment takes customer credit risk and business and industry conditions into consideration to ultimately determine the collectibility of the amounts billed. To the extent the amounts, based on management’s estimates, may not be collectible, revenue recognition is deferred until such point as collectibility is determined to be reasonably assured. Any amounts that were previously recognized as revenue and are subsequently determined to present a risk of collection are reserved as bad debt expense included in Selling, general, administrative and development expense in the accompanying consolidated statements of operations.
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

	Year Ended December 31,
	2024	2023	2022
Balance as of January 1,	$325.2	$217.8	$232.5
Current year increases	130.5	66.5	59.9
Write-offs, recoveries and other	(51.6)	40.9	(74.6)
Balance as of December 31,	$404.1	$325.2	$217.8
Functional Currency—The functional currency of each of the Company’s foreign operating subsidiaries is normally the respective local currency, except for Argentina, Costa Rica, Ghana and Nigeria, where the functional currency is the U.S. Dollar. All foreign currency assets and liabilities held by the subsidiaries are translated into U.S. Dollars at the exchange rate in effect at the end of the applicable fiscal reporting period and all foreign currency revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are reflected in equity as a component of Accumulated other comprehensive loss (“AOCL”) in the consolidated balance sheets and included as a component of Comprehensive income in the consolidated statements of comprehensive income.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
The Company recorded the following net foreign currency (gains) losses:

	Year Ended December 31,
	2024	2023	2022
Foreign currency losses (gains) recorded in AOCL	$660.8	$(103.9)	$336.7
Foreign currency (gains) losses recorded in Other expense	(308.3)	330.6	(451.4)
Total foreign currency losses (gains)	$352.5	$226.7	$(114.7)
Adoption of Highly Inflationary Accounting in Ghana and Nigeria—The Ghanaian economy was deemed to be highly inflationary and, as a result, the Company adopted highly inflationary accounting as of January 1, 2024 for its subsidiary in Ghana. Under highly inflationary accounting, the functional currency of its subsidiary in Ghana became the U.S. Dollar. All monetary and non-monetary assets and liabilities were remeasured at the U.S. Dollar to Ghanaian Cedis exchange rate of 1 to 11.95 as of December 31, 2023. These amounts became the new basis for those assets and liabilities as of January 1, 2024. Non-monetary assets and liabilities, as well as the corresponding income statement activities such as depreciation, amortization and equity, will continue to be measured at the historical exchange rate on December 31, 2023.
The Nigerian economy was deemed to be highly inflationary and, as a result, the Company adopted highly inflationary accounting as of October 1, 2024 for its subsidiary in Nigeria. Under highly inflationary accounting, the functional currency of its subsidiary in Nigeria became the U.S. Dollar. All monetary and non-monetary assets and liabilities were remeasured at the U.S. Dollar to Nigerian Naira exchange rate of 1 to 1,669 as of September 30, 2024. These amounts became the new basis for those assets and liabilities as of October 1, 2024. Non-monetary assets and liabilities, as well as the corresponding income statement activities such as depreciation, amortization and equity, will continue to be measured at the historical exchange rate on September 30, 2024.
Gains and losses on foreign currency arising in connection with the remeasurement of local currency denominated monetary assets and liabilities for foreign operating subsidiaries in economies that are deemed to be highly inflationary are reflected in Other expense in the consolidated statements of operations. These changes are not expected to have a material impact on the Company’s financial statements, as Ghana’s assets and revenue are approximately 1% and 1% of consolidated assets and revenue, respectively, and Nigeria’s assets and revenue are approximately 1% and 4% of consolidated assets and revenue, respectively.
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
The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statements of cash flows is as follows:

	Year Ended December 31,
	2024	2023	2022
Cash and cash equivalents	$1,999.6	$1,753.7	$1,548.9
Restricted cash	108.6	119.7	111.1
Cash and cash equivalents included in assets of discontinued operations	—	219.6	479.5
Restricted cash included in assets of discontinued operations	—	0.4	1.2
Total cash, cash equivalents and restricted cash	$2,108.2	$2,093.4	$2,140.7
Property and Equipment—Property and equipment is recorded at cost or, in the case of acquired properties, at estimated fair value on the date acquired. Cost for self-constructed sites includes direct materials and labor and certain indirect costs associated with construction of the site, such as transportation costs, employee benefits and payroll taxes. The Company begins the capitalization of costs during the pre-construction period, which is the period during which costs are incurred to evaluate the site, and continues to capitalize costs until the site is substantially completed and ready for occupancy by a customer. Labor and related costs capitalized for the years ended December 31, 2024, 2023 and 2022 were $67.4 million, $62.1 million and $62.4 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Expenditures for repairs and maintenance are expensed as incurred. Augmentation and improvements that extend an asset’s useful life or enhance capacity are capitalized.
Depreciation expense is recorded using the straight-line method over the assets’ estimated useful lives. The Company finalized its review of the estimated useful lives of its tower assets during the first quarter of 2024. The Company now has over 20 years of operating history, and determined that it should modify its current estimates for asset lives based on its historical operating experience. The Company retained an independent consultant to assist the Company in completing this review and analysis. The Company previously depreciated its towers on a straight-line basis over the shorter of the term of the underlying ground lease (including renewal options) taking into account residual value or the estimated useful life of the tower, which the Company had historically estimated to be 20 years. The Company determined that the estimated useful life of its tower assets is 30 years, before taking into account residual value. Additionally, certain of the Company’s intangible assets are amortized on a similar basis to its tower assets, as the estimated useful lives of such intangible assets correlate to the useful life of the towers. The Company accounted for the changes in the useful lives as a change in accounting estimate under ASC 250 Accounting Changes and Error Corrections, which were recorded prospectively beginning on January 1, 2024. On January 1, 2024, the Company began depreciating its towers and related intangible assets on a straight-line basis over the remaining estimated useful life of the tower, taking into account the extended useful life and residual value. The extension of the asset lives (i) resulted in an approximately $515 million increase in the right of use asset, as additional renewal options may be included, with an offsetting adjustment made to increase the related operating lease liability and (ii) resulted in an estimated $730 million ($649 million after tax, or an increase of $1.39 per diluted share) decrease in depreciation and amortization expense for the year ended December 31, 2024.
Towers or assets acquired through finance leases are recorded net at the present value of future minimum lease payments or the fair value of the leased asset at the inception of the lease. Property and equipment and assets held under finance leases are amortized over the shorter of the applicable lease term or the estimated useful life of the respective assets for periods generally not exceeding thirty years.
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
During the year ended December 31, 2023, the Company concluded that a triggering event occurred with respect to its India reporting unit. As a result, the Company performed a goodwill impairment test based on information observed during its review of strategic alternatives for this reporting unit. The result of the Company’s goodwill impairment test indicated that the carrying amount of the Company's India reporting unit exceeded its estimated fair value. As a result, the Company recorded a goodwill impairment charge of $322.0 million during the quarter ended September 30, 2023, which is recorded in Loss from discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2023.
The results of the annual goodwill impairment test as of December 31, 2023 indicated that the carrying amount of the Company’s Spain reporting unit exceeded its estimated fair value. As a result, the Company recorded a goodwill impairment charge of $80.0 million. The goodwill impairment charge for the Spain reporting unit is recorded in Goodwill impairment in the accompanying consolidated statements of operations for the year ended December 31, 2023.
During the years ended December 31, 2024, 2023 and 2022, no other goodwill impairment was identified, as the fair value of each of the reporting units was in excess of its carrying amount.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Intangible assets that are separable from goodwill and are deemed to have a definite life are amortized over their useful lives, generally ranging from two to thirty years and are evaluated separately for impairment at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.
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
The Company finalized its review of the estimated settlement dates for its asset retirement obligations during the first quarter of 2024. The Company now has over 20 years of operating history, and determined that it should modify its current estimated settlement dates based on its historical operating experience, management’s intent with respect to the assets, and the assets’ estimated useful lives. Based on its review and analysis, the Company concluded that a revision in the estimated settlement dates for its asset retirement obligations was appropriate. The Company accounted for the change in estimated settlement dates as a change in accounting estimate under ASC 250 Accounting Changes and Error Corrections, which was recorded prospectively beginning on January 1, 2024. The extension in the estimated settlement dates (i) resulted in a $470 million increase in the asset retirement obligation liability, with an offsetting adjustment made to the related long-lived tangible asset and an $875 million increase in the estimated undiscounted future cash outlay for asset retirement obligations, and (ii) resulted in an estimated $75 million decrease in accretion expense for the year ended December 31, 2024.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
The Company estimates the liabilities from uncertain tax positions, which are recorded in Other non-current liabilities in the consolidated balance sheet, unless expected to be paid within one year. The Company reports penalties and tax-related interest expense and interest income from tax refunds as a component of the income tax provision in the consolidated statements of operations.
Other Comprehensive Income (Loss)—Other comprehensive income (loss) refers to items excluded from net income that are recorded as an adjustment to equity, net of tax. The Company’s other comprehensive income (loss) primarily consisted of changes in fair value of effective derivative cash flow hedges, foreign currency translation adjustments, reclassification of unrealized losses on effective derivative cash flow hedges and other items. The AOCL balance included accumulated foreign currency translation losses of $6.0 billion, $5.7 billion and $5.7 billion as of December 31, 2024, 2023 and 2022, respectively.
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
The Company’s revenue from leasing arrangements, including fixed escalation clauses present in non-cancellable lease arrangements, is reported on a straight-line basis over the term of the respective leases when collectibility is probable. Escalation clauses tied to a consumer price index (“CPI”), or other inflation-based indices, and other incentives present in lease agreements with the Company’s tenants, are excluded from the straight-line calculation. Total property straight-line revenues for the years ended December 31, 2024, 2023 and 2022 were $277.6 million, $465.4 million and $508.5 million, respectively.
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
Some of the Company’s contracts with customers contain multiple performance obligations. For these arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price, which is typically based on the price charged to customers in a stand-alone transaction.
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
Revenue is disaggregated by geography in a manner consistent with the Company’s business segments, which are discussed further in note 20. A summary of revenue disaggregated by source and geography is as follows:

Year Ended December 31, 2024	U.S. & Canada	Africa & APAC (1)	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$297.4	$29.5	$12.1	$109.2	$132.7	$580.9
Services revenue	193.7	—	—	—	—	193.7
Total non-lease revenue	$491.1	$29.5	$12.1	$109.2	$132.7	$774.6
Property lease revenue	4,950.7	1,178.5	822.6	1,608.7	792.1	9,352.6
Total revenue	$5,441.8	$1,208.0	$834.7	$1,717.9	$924.8	$10,127.2
_______________
(1)    Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See note 22 for further discussion.

Year Ended December 31, 2023	U.S. & Canada	Africa & APAC (1)	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$322.4	$24.4	$13.5	$127.5	$116.5	$604.3
Services revenue	143.0	—	—	—	—	143.0
Total non-lease revenue	$465.4	$24.4	$13.5	$127.5	$116.5	$747.3
Property lease revenue	4,893.8	1,220.0	762.1	1,670.8	718.2	9,264.9
Total revenue	$5,359.2	$1,244.4	$775.6	$1,798.3	$834.7	$10,012.2
(1)    Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See note 22 for further discussion.

Year Ended December 31, 2022	U.S. & Canada	Africa & APAC (1)	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$295.4	$27.4	$16.3	$154.5	$106.0	$599.6
Services revenue	241.1	—	—	—	—	241.1
Total non-lease revenue	$536.5	$27.4	$16.3	$154.5	$106.0	$840.7
Property lease revenue	4,710.9	1,176.4	719.4	1,537.4	660.6	8,804.7
Total revenue	$5,247.4	$1,203.8	$735.7	$1,691.9	$766.6	$9,645.4
(1)    Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See note 22 for further discussion.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Information about non-lease receivables, contract assets and contract liabilities from contracts with customers is as follows:

	December 31, 2024	December 31, 2023
Accounts receivable	$97.4	$73.0
Prepaids and other current assets	45.2	19.1
Notes receivable and other non-current assets	30.4	30.3
Unearned revenue (1)	86.7	90.7
Other non-current liabilities (1)	239.1	256.8
_______________
(1)    Includes capital contributions related to DAS networks.
The Company records unearned revenue when payments are received from customers in advance of the completion of the Company’s performance obligations. Long-term unearned revenue is included in Other non-current liabilities.
During the year ended December 31, 2024, the Company recognized $116.8 million of revenue that was previously included in the contract liabilities balances, primarily arising from balances as of December 31, 2023.
The Company records unbilled receivables, which are included in Prepaids and other current assets, when it has completed a performance obligation prior to its ability to bill under the customer arrangement. Other contract assets are included in Notes receivable and other non-current assets. The Company recorded an immaterial change in unbilled receivables attributable to non-lease property revenue recognized during each of the years ended December 31, 2024 and 2023. The changes in contract assets attributable to revenue recognized during the years ended December 31, 2024 and 2023 were immaterial.
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
The straight-line component of ground rent expense for the years ended December 31, 2024, 2023 and 2022 was $46.8 million, $24.4 million and $34.0 million, respectively.
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
The Company grants performance-based restricted stock units (“PSUs”) to its executive officers. Threshold, target and maximum parameters are established for a three-year performance period at the time of grant. The metrics are used to calculate the number of shares that will be issuable when the awards vest, which may range from zero to 200% of the target amounts. The Company recognizes compensation expense for PSUs over the three-year vesting period, subject to adjustment based on the date the employee becomes eligible for retirement benefits as well as performance relative to grant parameters. The Company’s PSUs granted in 2024 also include a market condition component.
The fair value of stock options is determined using the Black-Scholes option-pricing model and the fair value of RSUs and PSUs is based on the fair value of the Company’s common stock on the date of grant. For the component of the PSUs subject to a market condition, fair value is determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The Company recognizes all stock-based compensation expense in Selling, general, administrative and development expense.
In connection with the vesting of restricted stock units, the Company withholds from issuance a number of shares of common stock to satisfy certain employee tax withholding obligations arising from such vesting. The shares withheld are considered constructively retired. The Company recognizes the fair value of the shares withheld in Additional paid-in capital on the consolidated balance sheets. As of December 31, 2024, the Company has withheld from issuance an aggregate of 3.3 million shares, including 0.3 million shares related to the vesting of restricted stock units during the year ended December 31, 2024.
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
Retirement Plan—The Company has a 401(k) plan covering nearly all eligible employees who meet certain age and employment requirements. For the years ended December 31, 2024, 2023 and 2022, the Company matched 100% of the first 5% of a participant's contributions. For the years ended December 31, 2024, 2023 and 2022, the Company contributed $15.0 million, $15.6 million and $15.8 million to the plan, respectively.
Stonepeak Development Partnership— During the year ended December 31, 2024, the Company entered into an agreement with Stonepeak (as defined in note 15) to form a joint venture to construct a new data center in Denver, CO (the “Stonepeak Development Partnership”). At formation, the Company contributed assets with a value of $14.6 million to the Stonepeak Development Partnership and acquired a minority ownership interest (Stonepeak holds the controlling interests). The Company accounts for the Stonepeak Development Partnership as an equity method investment. Under this method, investments are

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
recorded at cost, and are adjusted for the Company’s share of the entities’ income or loss and for distributions and contributions. The investment is recorded in Other non-current assets in the consolidated balance sheets.
Accounting Standards Updates—In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this guidance for the fiscal year ended December 31, 2024. The adoption of this guidance did not have a material impact on the Company’s financial statements and related disclosures.
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
In November 2024, the FASB issued guidance which is intended to improve the disclosures about a public business entity’s expenses, primarily through additional disclosures about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in each relevant expense caption presented on the face of the income statement within continuing operations. The guidance is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	As of
	December 31, 2024	December 31, 2023
Prepaid assets	$82.6	$90.7
Prepaid income tax	77.2	62.7
Unbilled receivables	189.3	185.9
Value added tax and other consumption tax receivables	55.5	79.8
Other miscellaneous current assets	126.0	140.4
Prepaid and other current assets	$530.6	$559.5
3.    PROPERTY AND EQUIPMENT
Property and equipment (including assets held under finance leases) consisted of the following:

	Estimated Useful Lives (years)	As of
		December 31, 2024	December 31, 2023
Towers (1)	Up to 30	$15,745.0	$15,499.9
Equipment (2)	3 - 20	4,921.8	4,480.5
Buildings and improvements	Up to 40	3,786.3	3,775.1
Land and improvements (3)	Up to 30	4,311.0	4,265.4
Construction-in-progress		1,298.4	1,355.4
Total		30,062.5	29,376.3
Less accumulated depreciation		(11,005.7)	(10,513.1)
Property and equipment, net		$19,056.8	$18,863.2
_______________
(1)    Beginning on January 1, 2024, towers are amortized over the remaining estimated useful life of the tower, taking into account residual value, generally up to 30 years. Prior to January 1, 2024, towers were amortized over the shorter of the term of the corresponding ground lease, taking into consideration residual value, or the estimated useful life of the tower, generally up to 20 years.
(2)    Includes fiber, DAS and data center related assets.
(3)    Estimated useful lives apply to improvements only.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Total depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $1.1 billion, $1.4 billion and $1.5 billion, respectively. Depreciation expense includes amounts related to finance lease assets for the years ended December 31, 2024, 2023 and 2022 of $86.5 million, $138.5 million and $145.4 million, respectively.
Information about finance lease-related balances is as follows:

		As of December 31,
Finance leases:	Classification	2024	2023
Property and equipment	Towers	$2,786.9	$2,776.8
Accumulated depreciation		(1,638.7)	(1,581.3)
Property and equipment, net		$1,148.2	$1,195.5

Property and equipment	Buildings and improvements	$185.1	$192.6
Accumulated depreciation		(106.5)	(102.9)
Property and equipment, net		$78.6	$89.7

Property and equipment	Land	$130.6	$131.9
Accumulated depreciation		(0.2)	(0.1)
Property and equipment, net		$130.4	$131.8

Property and equipment	Equipment	$35.0	$41.6
Accumulated depreciation		(11.4)	(13.3)
Property and equipment, net		$23.6	$28.3
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Communications infrastructure assets are depreciated over their estimated useful lives, which generally do not exceed thirty years.
As of December 31, 2024, the Company does not have any material related party leases as a lessor. To the extent there are any intercompany leases, these are eliminated in consolidation.
Historically, the Company has been able to successfully renew its applicable leases as needed to ensure continuation of its revenue. Accordingly, the Company assumes that it will have access to the communications infrastructure or ground space underlying its sites when calculating future minimum rental receipts through the end of the respective terms. Future minimum rental receipts expected under non-cancellable operating lease agreements as of December 31, 2024, were as follows:

Fiscal Year	Amount (1) (2)
2025	$7,749.4
2026	7,345.2
2027	7,196.5
2028	5,888.8
2029	5,536.1
Thereafter	20,040.7
Total	$53,756.7
_______________
(1)    Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
(2)    Balances represent contractual amounts owned with no adjustments made for expected collectibility.

The Company generally does not enter into sales-type leases or direct financing leases. If incentives are present in the Company’s leases, they are evaluated to determine proper treatment and, to the extent present, are recorded in Other current assets and Other non-current assets in the consolidated balance sheets and amortized on a straight line basis over the corresponding lease term as a non-cash reduction to revenue. As of December 31, 2024, the remaining weighted average amortization period of the Company’s lease incentives was 10 years. As of December 31, 2024, Other current assets and Other non-current assets include $36.7 million and $328.7 million, respectively, for lease incentives. In addition, the Company’s leases do not include any lessee purchase options.
Lessee—The Company enters into arrangements as a lessee primarily for ground space underneath its communications sites. These arrangements are typically long-term lease agreements with initial non-cancellable terms of approximately five to ten years with one or more automatic or exercisable renewal periods and specified increases in lease payments upon renewal. The Company typically exercises its ground lease renewal options in order to utilize the assets used and provide ongoing tenant space on or in its communications sites through the end of the tenant lease term. Escalation clauses present in operating leases, excluding those tied to CPI or other inflation-based indices, are recognized on a straight-line basis over the estimated lease term of the applicable lease as a component of rent expense. Additionally, the escalations tied to CPI or another inflation-based index are considered variable lease payments. In certain circumstances, the Company enters into revenue sharing arrangements with the ground space owner, which results in variability in lease payments. In most markets outside of the United States, in the event there are no tenants on the communications site, the Company generally has unilateral termination rights and in certain situations, the lease is structured to allow for termination by the Company with minimal or no penalties. Ground lease arrangements usually include annual escalations and do not contain any residual value guarantees or restrictions on dividends, other financial obligations or other similar terms. The Company has entered into certain transactions whereby at the end of a lease, sublease or similar arrangement, the Company has the option to purchase the corresponding communications sites. These transactions are further described in note 18.
During the year ended December 31, 2024, as a result of the change in estimated useful lives of its assets as described in note 1, the Company reviewed its lease portfolio to determine whether additional renewal options were likely to be exercised. The Company concluded that these incremental renewals were lease modifications and has accounted for them accordingly. The extension of the asset lives resulted in an approximately $515 million increase in the right of use asset, as additional renewal options may be included, with an offsetting adjustment made to increase the related operating lease liability.
The Company’s lease liability is the present value of the remaining minimum rental payments to be made over the remaining lease term, including renewal options reasonably certain to be exercised. The Company also considers termination options and factors those into the determination of lease payments when appropriate. To determine the lease term, the Company considers all renewal periods that are reasonably certain to be exercised, taking into consideration all economic factors, including the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
communications site’s estimated economic life (generally thirty years) and the respective lease terms of the Company’s tenants under the existing lease arrangements on such site.
The Company assesses its right-of-use asset and other lease-related assets for impairment, as described in note 1. During the years ended December 31, 2024, 2023 and 2022, the Company recorded $0.8 million, $6.7 million and $8.1 million, respectively, of impairment expense related to these assets.
As of December 31, 2024, the Company does not have any material related party leases as a lessee. The Company does not have any sale-leaseback arrangements as lessee and typically does not enter into leveraged leases.
The Company leases certain land, buildings, equipment and office space under operating leases and land and improvements, towers, equipment and vehicles under finance leases. As of December 31, 2024, operating lease assets were included in Right-of-use asset and finance lease assets were included in Property and equipment, net in the consolidated balance sheet.
Information about other lease-related balances is as follows:

	As of
	December 31, 2024	December 31, 2023
Operating leases:
Right-of-use asset	$8,089.6	$8,205.1

Current portion of lease liability	$576.7	$690.4
Lease liability	6,875.6	6,815.3
Total operating lease liability	$7,452.3	$7,505.7

Finance leases:
Current portion of lease liability	$2.6	$3.4
Lease liability	14.0	17.2
Total finance lease liability	$16.6	$20.6
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
The weighted-average remaining lease terms and incremental borrowing rates are as follows:

	As of
	December 31, 2024	December 31, 2023
Operating leases:
Weighted-average remaining lease term (years) (1)	14.3	11.9
Weighted-average incremental borrowing rate	6.5%	5.5%

Finance leases:
Weighted-average remaining lease term (years) (1)	19.2	16.2
Weighted-average incremental borrowing rate	7.9%	7.4%
_______________
(1)    As of December 31, 2024, reflects the change in estimated useful lives as described in note 1.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
The following table sets forth the components of lease cost for the years ended December 31,:

	2024	2023	2022
Operating lease cost	$994.2	$1,084.1	$1,059.1
Variable lease costs not included in lease liability (1)	489.2	434.5	375.3
_______________
(1)    Primarily includes property tax paid on behalf of the landlord.
The interest expense on finance lease liabilities was $1.0 million, $1.1 million and $1.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Assets held under finance leases are recorded in property and equipment and are depreciated over the lesser of the remaining lease term or the remaining useful life.
Supplemental cash flow information is as follows for the years ended December 31,:

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,202.7)	$(1,264.8)	$(1,228.1)
Operating cash flows from finance leases	$(1.0)	$(1.1)	$(1.1)
Financing cash flows from finance leases	$(4.7)	$(6.2)	$(6.7)

Non-cash items:
New operating leases (1)	$230.0	$245.7	$402.4
Operating lease modifications and reassessments (2)	$859.9	$405.9	$80.5
Reduction of operating lease liability due to the ATC TIPL Transaction	$(766.4)	$—	$—
_______________
(1)    Amount includes new operating leases and leases acquired in connection with acquisitions.
(2)    For the year ended December 31, 2024, reflects the change in estimated useful lives as described in note 1.
As of December 31, 2024, the Company does not have material operating or financing leases that have not yet commenced.
Maturities of operating and finance lease liabilities as of December 31, 2024 were as follows:

Fiscal Year	Operating Lease (1)	Finance Lease (1)
2025	$986.9	$4.2
2026	924.9	2.6
2027	886.1	2.1
2028	843.4	1.6
2029	801.7	1.2
Thereafter	7,088.1	19.5
Total lease payments	11,531.1	31.2
Less amounts representing interest	(4,078.8)	(14.6)
Total lease liability	7,452.3	16.6
Less current portion of lease liability	576.7	2.6
Non-current lease liability	$6,875.6	$14.0
_______________
(1)    Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
5.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying value of goodwill for each of the Company’s business segments were as follows:

	Property					Services	Total
	U.S. & Canada	Africa & APAC (1)	Europe	Latin America	Data Centers
Balance as of December 31, 2022	$4,637.5	$556.1	$3,044.0	$915.5	$2,920.0	$2.0	$12,075.1
Impairments (2)	—	—	(80.0)	—	—	—	(80.0)
Other (3)	—	—	—	(20.7)	—	—	(20.7)
Effect of foreign currency translation	1.1	(51.2)	87.9	71.3	—	—	109.1
Balance as of December 31, 2023	$4,638.6	$504.9	$3,051.9	$966.1	$2,920.0	$2.0	$12,083.5
Effect of foreign currency translation	(3.9)	11.6	(189.6)	(133.5)	—	—	(315.4)
Balance as of December 31, 2024	$4,634.7	$516.5	$2,862.3	$832.6	$2,920.0	$2.0	$11,768.1
_______________
(1)    Excludes goodwill associated with the India reporting unit, which is reported as discontinued operations. See note 22 for further discussion.
(2)    Includes $80.0 million of goodwill impairments associated with the Spain reporting unit.
(3)    Other represents the goodwill associated with the sale of one of our subsidiaries in Mexico that held fiber assets (“Mexico Fiber”), which was sold during the year ended December 31, 2023.

Goodwill Impairments
The Company reviews goodwill for impairment annually (as of December 31) or whenever events or circumstances indicate the carrying amount of an asset may not be recoverable, as further discussed in note 1.
For the year ended December 31, 2023, the results of the annual goodwill impairment test indicated that the carrying amount of the Company’s Spain reporting unit exceeded its estimated fair value, as calculated under an income approach using future discounted cash flows. As a result, the Company recorded a goodwill impairment charge of $80.0 million. The key assumptions utilized in the discounted cash flow analysis included current operating performance, terminal revenue growth rate, management’s expectations of future operating results and cash requirements, the current weighted average cost of capital and an expected tax rate. The reduction in the fair value of the Spain reporting unit was primarily due to an increase in the weighted average cost of capital. The goodwill impairment charge is recorded in Goodwill impairment in the consolidated statements of operations for the year ended December 31, 2023.
The Company’s other intangible assets subject to amortization consisted of the following:

		As of December 31, 2024			As of December 31, 2023
	Estimated Useful Lives (years) (1)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired network location intangibles (2)	Up to 30	$5,365.4	$(2,659.8)	$2,705.6	$5,584.9	$(2,622.8)	$2,962.1
Acquired tenant-related intangibles	Up to 30	17,666.0	(6,823.7)	10,842.3	18,328.3	(6,477.1)	11,851.2
Acquired licenses and other intangibles	2-30	1,406.8	(480.4)	926.4	1,560.7	(441.7)	1,119.0
Total other intangible assets		$24,438.2	$(9,963.9)	$14,474.3	$25,473.9	$(9,541.6)	$15,932.3
_______________
(1)    As of December 31, 2024, reflects the change in estimated useful lives as described in note 1.
(2)    Beginning January 1, 2024, acquired network location intangibles are amortized over the remaining estimated useful life of the tower, taking into account residual value, generally up to 30 years, as the Company considers these intangibles to be directly related to the tower assets. Prior to January 1, 2024, acquired network location intangibles were amortized over the shorter of the term of the corresponding ground lease, taking into consideration lease renewal options and residual value, or the estimated useful life of the tower, generally up to 20 years.

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
The Company amortizes its acquired intangible assets on a straight-line basis over their estimated useful lives. As of December 31, 2024, the remaining weighted average amortization period of the Company’s intangible assets was 20 years. Amortization of intangible assets for the years ended December 31, 2024, 2023 and 2022 was $892.0 million, $1.4 billion and $1.6 billion, respectively.
Based on current exchange rates, the Company expects to record amortization expense as follows over the next five years:

Fiscal Year	Amount
2025	$847.1
2026	812.6
2027	797.0
2028	788.0
2029	771.4
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
Impact of current year acquisitions—The Company typically acquires communications sites and other communications infrastructure assets from wireless carriers or other tower operators and subsequently integrates those sites and related assets into its existing portfolio of communications sites and related assets. In the United States, acquisitions may also include data center facilities and related assets. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the year ended December 31, 2024 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend on, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Communications sites acquired from communications service providers may never have been operated as a business and may instead have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
During the years ended December 31, 2024, 2023 and 2022, the Company recorded acquisition, disposition and merger related expenses for business combinations, dispositions and non-capitalized asset acquisition costs and integration costs as follows:

	Year Ended December 31,
	2024	2023	2022
Acquisition, disposition and merger related expenses	$3.3	$16.9	$57.0
Integration costs	$8.9	$16.3	$45.0
During the years ended December 31, 2024, 2023 and 2022, the Company recorded net benefits of $23.4 million, $10.3 million and $11.9 million related to pre-acquisition contingencies and settlements, respectively. The year ended December 31, 2022 included acquisition and merger related costs associated with the Stonepeak Transaction (as defined in note 15).
2024 Transactions
The estimated aggregate impact of the acquisitions completed in 2024 on the Company’s revenues and gross margin for the year ended December 31, 2024 was not material to the Company’s operating results. Acquisitions completed in 2024 were included in the Company’s U.S. & Canada and Europe property segments.
Other Acquisitions—During the year ended December 31, 2024, the Company acquired a total of 55 communications sites, as well as other communications infrastructure assets, in the United States, Canada and France for an aggregate purchase price of $51.5 million. Of the aggregate purchase price, $11.9 million, inclusive of value-added tax, is reflected as a payable in the consolidated balance sheet as of December 31, 2024. These acquisitions were accounted for as asset acquisitions and are included in the table below in “Other.”
The following table summarizes the allocations of the purchase prices for the fiscal year 2024 acquisitions based upon their estimated fair value at the date of acquisition:

Other
Current assets	$2.7
Property and equipment	24.5
Intangible assets (1):
Tenant-related intangible assets	18.2
Network location intangible assets	4.6
Other non-current assets	3.3
Current liabilities	(0.5)
Other non-current liabilities	(1.3)
Net assets acquired	51.5
Fair value of net assets acquired	51.5
Purchase price	$51.5
______________
(1)    Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets.

In addition to the acquisitions discussed above, during the year ended December 31, 2024, the Company purchased 80 towers in connection with the AT&T transaction described in note 18 for an aggregate purchase price of $59.1 million. During the year ended December 31, 2024, the Company made 88.6 million EUR (approximately $92.8 million) of deferred payments, including post-closing adjustments, associated with the Company’s acquisition of the European and Latin American tower divisions from Telxius Telecom, S.A. in 2021 (the “Telxius Acquisition”), which is included in Deferred financing costs and other financing activities in the cash flows from financing activities in the Company’s consolidated statements of cash flows.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
7.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of
	December 31, 2024	December 31, 2023
Accrued construction costs	$166.7	$180.0
Accrued income tax payable	20.6	16.3
Accrued pass-through costs	56.8	34.0
Amounts payable for acquisitions (1)	106.4	27.7
Amounts payable to tenants	74.7	102.5
Accrued property and real estate taxes	199.3	194.9
Accrued rent	54.7	51.8
Payroll and related withholdings	129.6	134.0
Other accrued expenses	273.2	311.6
Accrued expenses	$1,082.0	$1,052.8
_______________
(1)As of December 31, 2024 includes $94.9 million of deferred payments, including post-closing adjustments, associated with the Telxius Acquisition due in 2025.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
8.    LONG-TERM OBLIGATIONS
Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums and debt issuance costs, consisted of the following:

	As of
	December 31, 2024	December 31, 2023	Contractual Interest Rate (1)	Maturity Date (1)
2021 Multicurrency Credit Facility (2) (3)	$—	$723.4	—%	July 1, 2026
2021 Term Loan (2)	997.9	997.0	5.562%	January 31, 2027
2021 Credit Facility (2)	—	1,603.4	—%	July 1, 2028
2021 EUR Three Year Delayed Draw Term Loan (3) (4)	—	910.7	N/A	N/A
0.600% senior notes (5)	—	500.0	N/A	N/A
5.00% senior notes (6)	—	1,000.1	N/A	N/A
3.375% senior notes (7)	—	649.7	N/A	N/A
2.950% senior notes (8)	650.0	648.2	2.950%	January 15, 2025
2.400% senior notes	749.7	748.5	2.400%	March 15, 2025
1.375% senior notes (9)	517.3	550.0	1.375%	April 4, 2025
4.000% senior notes	749.4	748.1	4.000%	June 1, 2025
1.300% senior notes	499.3	498.3	1.300%	September 15, 2025
4.400% senior notes	499.3	498.7	4.400%	February 15, 2026
1.600% senior notes	698.5	697.4	1.600%	April 15, 2026
1.950% senior notes (9)	516.4	549.6	1.950%	May 22, 2026
1.450% senior notes	597.4	595.9	1.450%	September 15, 2026
3.375% senior notes	996.6	994.7	3.375%	October 15, 2026
3.125% senior notes	399.3	398.9	3.125%	January 15, 2027
2.750% senior notes	748.0	747.0	2.750%	January 15, 2027
0.450% senior notes (9)	774.1	824.3	0.450%	January 15, 2027
0.400% senior notes (9)	515.0	548.2	0.400%	February 15, 2027
3.650% senior notes	646.4	644.8	3.650%	March 15, 2027
4.125% senior notes (9)	618.5	658.6	4.125%	May 16, 2027
3.55% senior notes	747.9	747.1	3.550%	July 15, 2027
3.600% senior notes	697.0	696.0	3.600%	January 15, 2028
0.500% senior notes (9)	772.6	822.8	0.500%	January 15, 2028
1.500% senior notes	647.8	647.1	1.500%	January 31, 2028
5.500% senior notes	695.0	693.6	5.500%	March 15, 2028
5.250% senior notes	645.2	643.9	5.250%	July 15, 2028
5.800% senior notes	744.6	743.4	5.800%	November 15, 2028
5.200% senior notes	643.7	—	5.200%	February 15, 2029
3.950% senior notes	594.8	593.7	3.950%	March 15, 2029
0.875% senior notes (9)	773.0	823.7	0.875%	May 21, 2029
3.800% senior notes	1,640.5	1,638.6	3.800%	August 15, 2029
2.900% senior notes	745.1	744.2	2.900%	January 15, 2030
5.000% senior notes	593.2	—	5.000%	January 31, 2030
3.900% senior notes (9)	512.9	—	3.900%	May 16, 2030
2.100% senior notes	744.1	743.1	2.100%	June 15, 2030
0.950% senior notes (9)	512.6	546.0	0.950%	October 5, 2030
1.875% senior notes	794.3	793.3	1.875%	October 15, 2030
2.700% senior notes	695.6	695.0	2.700%	April 15, 2031
4.625% senior notes (9)	511.7	545.2	4.625%	May 16, 2031
2.300% senior notes	693.6	692.7	2.300%	September 15, 2031
1.000% senior notes (9)	667.6	711.5	1.000%	January 15, 2032
4.050% senior notes	643.7	642.9	4.050%	March 15, 2032
5.650% senior notes	791.4	790.6	5.650%	March 15, 2033
1.250% senior notes (9)	512.1	545.8	1.250%	May 21, 2033

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

5.550% senior notes	841.4	840.6	5.550%	July 15, 2033
5.900% senior notes	742.2	741.5	5.900%	November 15, 2033
5.450% senior notes	640.6	—	5.450%	February 15, 2034
4.100% senior notes (9)	510.5	—	4.100%	May 16, 2034
5.400% senior notes	591.9	—	5.400%	January 31, 2035
3.700% senior notes	592.6	592.4	3.700%	October 15, 2049
3.100% senior notes	1,038.8	1,038.6	3.100%	June 15, 2050
2.950% senior notes	1,023.8	1,023.2	2.950%	January 15, 2051
Total American Tower Corporation debt	34,174.9	36,472.0

Series 2015-2 Notes (10)	524.7	524.1	3.482%	June 16, 2025
Series 2018-1A Securities (11)	497.6	496.8	3.652%	March 15, 2028
Series 2023-1A Securities (12)	1,288.0	1,284.4	5.490%	March 15, 2028
Other subsidiary debt (13) (14)	—	3.4	Various	Various
Total American Tower subsidiary debt	2,310.3	2,308.7
Finance lease obligations	16.6	20.6
Total	36,501.8	38,801.3
Less current portion of long-term obligations	(3,693.0)	(3,067.3)
Long-term obligations	$32,808.8	$35,734.0
_______________
(1)Reflects interest rate or maturity date as of December 31, 2024.
(2)Accrues interest at a variable rate.
(3)As of December 31, 2023, reflects borrowings denominated in Euro (“EUR”) and, for the 2021 Multicurrency Credit Facility (as defined below), reflects borrowings denominated in both EUR and U.S. Dollars (“USD”).
(4)Repaid in full on May 21, 2024 using borrowings under the 2021 Multicurrency Credit Facility.
(5)Repaid in full on January 12, 2024 using borrowings under the 2021 Multicurrency Credit Facility.
(6)Repaid in full on February 14, 2024 using borrowings under the 2021 Multicurrency Credit Facility.
(7)Repaid in full on May 15, 2024 using borrowings under the 2021 Credit Facility (as defined below).
(8)Repaid in full on January 14, 2025 using cash on hand and borrowings under the 2021 Multicurrency Credit Facility.
(9)Notes are denominated in EUR.
(10)Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2050.
(11)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.
(12)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2053.
(13)As of December 31, 2023, includes amounts drawn under letters of credit in Nigeria, which are denominated in USD.
(14)As of December 31, 2023, excludes borrowings under the India Term Loan (as defined in note 22), which is included within Current liabilities of discontinued operations in the consolidated balance sheets.

Current portion of long-term obligations—The Company’s current portion of long-term obligations primarily includes (i) $650.0 million aggregate principal amount of the Company’s 2.950% senior unsecured notes due January 15, 2025 (the “2.950% Notes”), (ii) $750.0 million aggregate principal amount of the Company’s 2.400% senior unsecured notes due March 15, 2025, (iii) 500.0 million EUR aggregate principal amount of the Company’s 1.375% senior unsecured notes due April 4, 2025, (iv) $750.0 million aggregate principal amount of the Company’s 4.000% senior unsecured notes due June 1, 2025, (v) $500.0 million aggregate principal amount of the Company’s 1.300% senior unsecured notes due September 15, 2025 and (vi) $525.0 million aggregate principal amount of the Company’s Secured Tower Revenue Notes, Series 2015-2, Class A due June 16, 2025.
American Tower Corporation Debt
Bank Facilities
2021 Multicurrency Credit Facility—During the year ended December 31, 2024, the Company borrowed an aggregate of $5.4 billion, including 0.9 billion EUR ($1.0 billion as of the borrowing date) and repaid an aggregate of $6.1 billion, including 1.1 billion EUR ($1.2 billion as of the repayment date), of revolving indebtedness under its $6.0 billion senior unsecured multicurrency revolving credit facility, as amended and restated on December 8, 2021, as further amended (the “2021 Multicurrency Credit Facility”). The Company used the borrowings to repay outstanding indebtedness, including the 0.600% Notes, the 5.00% Notes and the 2021 EUR Three Year Delayed Draw Term Loan (each as defined below), and for general corporate purposes. The Company used the proceeds from the ATC TIPL Transaction to repay existing indebtedness under the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
2021 Multicurrency Credit Facility. As of December 31, 2024, there were no amounts outstanding under the 2021 Multicurrency Credit Facility.
2021 Credit Facility—During the year ended December 31, 2024, the Company borrowed an aggregate of $1.5 billion and repaid an aggregate of $3.1 billion of revolving indebtedness under its $4.0 billion senior unsecured revolving credit facility, as amended and restated on December 8, 2021, as further amended (the “2021 Credit Facility”). The Company used the borrowings to repay outstanding indebtedness, including the 3.375% Notes (as defined below), and for general corporate purposes. As of December 31, 2024, there were no amounts outstanding under the 2021 Credit Facility.
Repayment of 2021 EUR Three Year Delayed Draw Term Loan—On May 21, 2024, the Company repaid all amounts outstanding under its 825 million EUR ($895.5 million as of the repayment date) unsecured term loan, as amended in December 2021 (the “2021 EUR Three Year Delayed Draw Term Loan”) using borrowings under the 2021 Multicurrency Credit Facility.
As of December 31, 2024, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, and the Company’s $1.0 billion unsecured term loan, as amended and restated in December 2021, as further amended (the “2021 Term Loan”) were as follows:

	Outstanding Principal Balance	Undrawn letters of credit	Maturity Date		Current margin over SOFR or EURIBOR (1)	Current commitment fee (2)
2021 Multicurrency Credit Facility	$—	$5.2	July 1, 2026	(3)	1.125%	0.110%
2021 Credit Facility	$—	$30.4	July 1, 2028	(3)	1.125%	0.110%
2021 Term Loan	$1,000.0	N/A	January 31, 2027		1.125%	N/A
_______________
(1)    Secured Overnight Financing Rate (“SOFR”) applies to the USD denominated borrowings under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 Term Loan.
(2)    Fee on undrawn portion of each credit facility.
(3)    Subject to two optional renewal periods.
Subsequent to December 31, 2024, the Company amended the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 Term Loan, as further discussed in note 24.
The loan agreements for each of the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, and the 2021 Term Loan contain certain reporting, information, financial and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which the Company must comply. Failure to comply with the financial and operating covenants of the loan agreements could not only prevent the Company from being able to borrow additional funds under the revolving credit facilities, but may constitute a default, which could result in, among other things, the amounts outstanding under the applicable agreement, including all accrued interest and unpaid fees, becoming immediately due and payable.
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
3.900% Senior Notes and 4.100% Senior Notes Offering—On May 29, 2024, the Company completed a registered public offering of 500.0 million EUR ($540.1 million at the date of issuance) aggregate principal amount of 3.900% senior unsecured notes due 2030 (the “3.900% Notes”) and 500.0 million EUR ($540.1 million at the date of issuance) aggregate principal amount of 4.100% senior unsecured notes due 2034 (the “4.100% Notes”). The net proceeds from this offering were approximately 988.4 million EUR (approximately $1,067.5 million at the date of issuance), after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing EUR indebtedness under the 2021 Multicurrency Credit Facility.
5.000% Senior Notes and 5.400% Senior Notes Offering— On November 21, 2024, the Company completed a registered public offering of $600.0 million aggregate principal amount of 5.000% senior unsecured notes due 2030 (the “5.000% Notes”) and $600.0 million aggregate principal amount of 5.400% senior unsecured notes due 2035 (the “5.400% Notes” and, collectively with the 5.200% Notes, the 5.450% Notes, the 3.900% Notes, the 4.100% Notes and the 5.000% Notes, the “Notes”). The net proceeds from this offering were approximately $1,183.7 million, after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility.
The following table outlines key terms related to the Company’s outstanding senior notes as of December 31, 2024:

		Adjustments to Principal Amount (1)
	Aggregate Principal Amount	2024	2023	Interest payments due (2)	Issue Date	Par Call Date (3)
2.950% Notes	$650.0	—	(1.8)	January 15 and July 15	June 13, 2019	December 15, 2024
2.400% Notes	750.0	(0.3)	(1.5)	March 15 and September 15	January 10, 2020	February 15, 2025
1.375% Notes (4)	517.7	(0.4)	(1.9)	April 4	April 6, 2017	January 4, 2025
4.000% Notes	750.0	(0.6)	(1.9)	June 1 and December 1	May 7, 2015	March 1, 2025
1.300% Notes	500.0	(0.7)	(1.7)	March 15 and September 15	June 3, 2020	August 15, 2025
4.400% Notes	500.0	(0.7)	(1.3)	February 15 and August 15	January 12, 2016	November 15, 2025
1.600% Notes	700.0	(1.5)	(2.6)	April 15 and October 15	March 29, 2021	March 15, 2026
1.950% Notes (4)	517.7	(1.3)	(2.3)	May 22	May 22, 2018	February 22, 2026
1.450% Notes	600.0	(2.6)	(4.1)	March 15 and September 15	September 27, 2021	August 15, 2026
3.375% Notes	1,000.0	(3.4)	(5.3)	April 15 and October 15	May 13, 2016	July 15, 2026
3.125% Notes	400.0	(0.7)	(1.1)	January 15 and July 15	September 30, 2016	October 15, 2026
2.750% Notes	750.0	(2.0)	(3.0)	January 15 and July 15	October 3, 2019	November 15, 2026
0.450% Notes (4)	776.5	(2.4)	(3.6)	January 15	May 21, 2021	November 15, 2026
0.400% Notes (4)	517.7	(2.7)	(3.7)	February 15	October 5, 2021	December 15, 2026
3.650% Notes	650.0	(3.6)	(5.2)	March 15 and September 15	April 1, 2022	February 15, 2027
4.125% Notes (4)	621.2	(2.7)	(3.7)	May 16	May 16, 2023	March 16, 2027
3.55% Notes	750.0	(2.1)	(2.9)	January 15 and July 15	June 30, 2017	April 15, 2027
3.600% Notes	700.0	(3.0)	(4.0)	January 15 and July 15	December 8, 2017	October 15, 2027
0.500% Notes (4)	776.5	(3.9)	(5.1)	January 15	September 10, 2020	October 15, 2027
1.500% Notes	650.0	(2.2)	(2.9)	January 31 and July 31	November 20, 2020	November 30, 2027
5.500% Notes	700.0	(5.0)	(6.4)	March 15 and September 15	March 3, 2023	February 15, 2028
5.250% Notes	650.0	(4.8)	(6.1)	January 15 and July 15	May 25, 2023	June 15, 2028

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

5.800% Notes	750.0	(5.4)	(6.6)	May 15 and November 15	September 15, 2023	October 15, 2028
5.200% Notes	650.0	(6.3)	—	February 15 and August 15	March 7, 2024	January 15. 2029
3.950% Notes	600.0	(5.2)	(6.3)	March 15 and September 15	March 15, 2019	December 15, 2028
0.875% Notes (4)	776.5	(3.5)	(4.2)	May 21	May 21, 2021	February 21, 2029
3.800% Notes	1,650.0	(9.5)	(11.4)	February 15 and August 15	June 13, 2019	May 15, 2029
2.900% Notes	750.0	(4.9)	(5.8)	January 15 and July 15	January 10, 2020	October 15, 2029
5.000% Notes	600.0	(6.8)	—	January 31 and July 31	November 21, 2024	December 31, 2029
3.900% Notes (4)	517.7	(4.8)	—	May 16	May 29, 2024	February 16, 2030
2.100% Notes	750.0	(5.9)	(6.9)	June 15 and December 15	June 3, 2020	March 15, 2030
0.950% Notes (4)	517.7	(5.1)	(5.9)	October 5	October 5, 2021	July 5, 2030
1.875% Notes	800.0	(5.7)	(6.7)	April 15 and October 15	September 28, 2020	July 15, 2030
2.700% Notes	700.0	(4.4)	(5.0)	April 15 and October 15	March 29, 2021	January 15, 2031
4.625% Notes (4)	517.7	(6.0)	(6.7)	May 16	May 16, 2023	February 16, 2031
2.300% Notes	700.0	(6.4)	(7.3)	March 15 and September 15	September 27, 2021	June 15, 2031
1.000% Notes (4)	672.9	(5.3)	(6.0)	January 15	September 10, 2020	October 15, 2031
4.050% Notes	650.0	(6.3)	(7.1)	March 15 and September 15	April 1, 2022	December 15, 2031
5.650% Notes	800.0	(8.6)	(9.4)	March 15 and September 15	March 3, 2023	December 15, 2032
1.250% Notes (4)	517.7	(5.6)	(6.1)	May 21	May 21, 2021	February 21, 2033
5.550% Notes	850.0	(8.6)	(9.4)	January 15 and July 15	May 25, 2023	April 15, 2033
5.900% Notes	750.0	(7.8)	(8.5)	May 15 and November 15	September 15, 2023	August 15, 2033
5.450% Notes	650.0	(9.4)	—	February 15 and August 15	March 7, 2024	November 15. 2033
4.100% Notes (4)	517.7	(7.2)	—	May 16	May 29, 2024	February 16. 2034
5.400% Notes	600.0	(8.1)	—	January 31 and July 31	November 21, 2024	October 31, 2034
3.700% Notes	600.0	(7.4)	(7.6)	April 15 and October 15	October 3, 2019	April 15, 2049
3.100% Notes (5)	1,050.0	(11.2)	(11.4)	June 15 and December 15	June 3, 2020	December 15, 2049
2.950% Notes (6)	1,050.0	(26.2)	(26.8)	January 15 and July 15	November 20, 2020	July 15, 2050
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
(4)    Notes are denominated in EUR.
(5)    The original issue date for the initial 3.100% Notes was June 3, 2020. The issue date for the reopened 3.100% Notes was September 28, 2020.
(6)    The original issue date for the initial 2.950% Notes was November 20, 2020. The issue date for the reopened 2.950% Notes was September 27, 2021.
The Company may redeem each series of senior notes at any time, subject to the terms of the applicable supplemental indenture, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus a make-whole premium, as applicable, together with accrued interest to the redemption date. In addition, if the Company undergoes a change of control and corresponding ratings decline, each as defined in the applicable supplemental indenture for the notes, the Company may be required to repurchase all of the applicable notes at a purchase price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The notes rank equally in right of payment with all of the Company’s other senior unsecured debt obligations and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries.
Each applicable supplemental indenture for the notes contains certain covenants that restrict the Company’s ability to merge, consolidate or sell assets and its (together with its subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that the Company and its subsidiaries may incur certain liens on assets, mortgages or other liens securing indebtedness if the aggregate amount of indebtedness secured by such liens does not exceed 3.5x Adjusted EBITDA,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
as defined in the applicable supplemental indenture. As of December 31, 2024, the Company was in compliance with each of these covenants.
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
The outstanding Series 2015-2 Notes are secured by (i) mortgages, deeds of trust and deeds to secure debt on substantially all of the 3,338 communications sites (the “2015 Secured Sites”) owned by the GTP Entities and their operating cash flows, (ii) a security interest in substantially all of the personal property and fixtures of the GTP Entities, including GTP Acquisition Partners’ equity interests in its subsidiaries and (iii) the rights of the GTP Entities under a management agreement. American Tower Holding Sub II, LLC, whose only material assets are its equity interests in GTP Acquisition Partners, has guaranteed repayment of the Series 2015-2 Notes and pledged its equity interests in GTP Acquisition Partners as security for such payment obligations.
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
The assets of the Trust consist of a nonrecourse loan broken into components or “componentized” (the “Loan”), which secures each of the 2018 Securities and the 2023 Securities. The AMT Asset Subs are jointly and severally liable under the Loan, which is secured primarily by mortgages on the AMT Asset Subs’ interests in 5,029 broadcast and wireless communications towers and related assets (the “Trust Sites”).
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
Further, under the Loan Agreement and the 2015 Indenture, the AMT Asset Subs or GTP Acquisition Partners, respectively, are required to maintain reserve accounts, including for ground rents, real estate and personal property taxes and insurance premiums, and, under the 2015 Indenture and in certain circumstances under the Loan Agreement, to reserve a portion of advance rents from tenants on the Trust Sites. Based on the terms of the Loan Agreement and the 2015 Indenture, all rental cash receipts received for each month are reserved for the succeeding month and held in an account controlled by the applicable trustee and then released. The $53.9 million held in the reserve accounts with respect to the Trust Securitizations and the $6.9 million held in the reserve accounts with respect to the 2015 Securitization as of December 31, 2024 are classified as Restricted cash on the Company’s accompanying consolidated balance sheets.
Other Subsidiary Debt—As of December 31, 2023, the Company’s other subsidiary debt included drawn letters of credit in Nigeria (the “Nigeria Letters of Credit”).
Amounts outstanding and key terms of other subsidiary debt consisted of the following as of December 31, (in millions, except percentages):

	Carrying Value (Denominated Currency)		Carrying Value (USD)		Interest Rate	Maturity Date
	2024	2023	2024	2023
Nigeria Letters of Credit (1)	$—	$3.4	$—	$3.4	Various	Various
_______________
(1)    Denominated in USD. During the years ended December 31, 2024 and 2023, we drew on letters of credit in Nigeria. The drawn amounts bear interest at a rate equal to the SOFR at the time of drawing plus a spread. Amounts are due 270 days from the date of drawing.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Finance Lease Obligations—The Company’s finance lease obligations approximated $16.6 million and $20.6 million as of December 31, 2024 and 2023, respectively. Finance lease obligations are described further in note 4.

Maturities—Aggregate principal maturities of long-term debt, including finance leases, for the next five years and thereafter are expected to be:

Fiscal Year	Amount
2025	$3,693.0
2026	3,319.3
2027	5,466.7
2028	6,027.4
2029	3,677.0
Thereafter	14,572.9
Total cash obligations	36,756.3
Unamortized discounts, premiums and debt issuance costs, net	(254.5)
Balance as of December 31, 2024	$36,501.8
9.    OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	As of
	December 31, 2024	December 31, 2023
Unearned revenue	$520.9	$474.9
Other miscellaneous liabilities	492.0	674.9
Other non-current liabilities	$1,012.9	$1,149.8
10.    ASSET RETIREMENT OBLIGATIONS
The changes in the carrying amount of the Company’s asset retirement obligations were as follows:

	2024	2023
Beginning balance as of January 1,	$2,080.0	$1,973.0
Additions	15.5	12.0
Accretion expense (1)	35.5	112.7
Revisions in estimates (2)	304.1	(1.4)
Settlements	(41.3)	(16.3)
Balance as of December 31,	$2,393.8	$2,080.0
_______________
(1)For the year ended December 31, 2024 reflects an estimated $75.0 million decrease in accretion expense related to the extension in the estimated settlement dates, as discussed in note 1.
(2)Revisions in estimates include a decrease to the liability of $125.0 million and an increase to the liability of $22.8 million related to foreign currency translation for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024 includes a $470.0 million increase in the asset retirement obligation liability related to the extension in the estimated settlement dates, as discussed in note 1.
As of December 31, 2024, the estimated undiscounted future cash outlay for asset retirement obligations was $4.5 billion.

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
Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows:

	December 31, 2024			December 31, 2023
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investments in equity securities (1)	$98.6	$5.3	—	$28.2	$5.3	—
VIL OCDs (2)	—	—	—	—	$192.3	—
_______________
(1)    Investments in equity securities are recorded in Notes receivable and other non-current assets in the consolidated balance sheets at fair value. Unrealized holding gains and losses for equity securities are recorded in Other income (expense) in the consolidated statements of operations in the current period. During the years ended December 31, 2024 and 2023, the Company recognized unrealized gains of $70.4 million and $4.3 million, respectively, for equity securities held as of December 31, 2024.
(2)    As of December 31, 2023, included within Current assets of discontinued operations in the consolidated balance sheets.
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
During the year ended December 31, 2024, the Company recognized a gain of $46.4 million on the sales of the VIL Shares and the VIL OCDs. The gains on the sales of the VIL Shares and the VIL OCDs are recorded in Loss from discontinued operations, net of taxes in the consolidated statements of operations in the current period. As of December 31, 2024, none of the VIL Shares or the VIL OCDs remained outstanding.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs.
During the year ended December 31, 2024, long-lived assets held and used with a carrying value of $32.3 billion included assets of less than $0.1 billion that were written down to their net realizable value of less than $0.1 billion as a result of an asset impairment charge of $68.6 million. During the year ended December 31, 2023, long-lived assets held and used, including amounts presented as discontinued operations, with a carrying value of $35.2 billion, included assets of approximately $0.2 billion that were written down to their net realizable value of less than $0.1 billion as a result of an asset impairment charge of $202.4 million. The asset impairment charges are recorded in Other operating expenses and Loss from discontinued operations, net of taxes in the accompanying consolidated statements of operations. These adjustments were determined by comparing the estimated fair value of the subject assets utilizing projected future discounted cash flows to be provided from the long-lived assets to the asset’s carrying value.
The significant unobservable inputs used to determine the fair value of the individual tower and acquired network location intangible assets subject to impairment in 2024 and 2023 included the following:

	Year Ended December 31,
	2024		2023
	Range	Weighted Average	Range	Weighted Average
Terminal growth rates on cash flows (1)	2% to 8%	3%	2% to 7%	3%
Weighted average cost of capital (2)	6% to 56%	10%	6% to 46%	10%
_______________
(1)On a local currency basis.
(2)Specific to the country of each impaired asset. Due to the underlying economic characteristics of the markets the Company operates in, the weighted average cost of capital may vary significantly from market to market.
The table below indicates the percentages of the asset class that were subject to fair value measurement and subsequently impaired for the years ended December 31, 2024 and 2023:

	2024	2023
Towers and related assets	1%	1%
Acquired network location intangible assets	1%	1%
Acquired tenant-related intangible assets	< 1%	1%
The Company believes any reasonable change in the significant unobservable inputs utilized would not have a material impact on the fair value of the assets used in connection with the impairment recorded.
During the year ended December 31, 2023, the Company undertook a process to evaluate various strategic alternatives with respect to its India operations, which resulted in the ATC TIPL Transaction. As part of this process, the Company received indications of value from third parties, which were less than the carrying value of the India reporting unit. The Company incorporated this information as a significant input used to determine the fair value of the India reporting unit during the year ended December 31, 2023. During the year ended December 31, 2023, the Company recorded a goodwill impairment of $322.0 million, as discussed further in note 22.
The Company performed its annual goodwill impairment test as of December 31, 2023 and determined that the carrying amount of the Spain reporting unit exceeded its fair value, as calculated under an income approach using future discounted cash flows. The significant unobservable inputs used to determine the fair value of the Spain reporting until as of December 31, 2023 included the following:

2023
Terminal growth rates on cash flows	2%
Weighted average cost of capital	7%
During the year ended December 31, 2023, the Company recorded a goodwill impairment of $80.0 million related to Spain, as discussed further in note 5.
There were no other items measured at fair value on a nonrecurring basis during the years ended December 31, 2024 and 2023.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at December 31, 2024 and 2023 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of December 31, 2024, the carrying value and fair value of long-term obligations, including the current portion, were $36.5 billion and $34.6 billion, respectively, of which $31.3 billion was measured using Level 1 inputs and $3.3 billion was measured using Level 2 inputs. As of December 31, 2023, the carrying value and fair value of long-term obligations, including the current portion, and amounts presented as discontinued operations, were $38.9 billion and $36.7 billion, respectively, of which $30.0 billion was measured using Level 1 inputs and $6.7 billion was measured using Level 2 inputs.
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
The income tax provision from continuing operations consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$(1.1)	$(1.0)	$(6.5)
State	(8.0)	(4.9)	(5.8)
Foreign	(304.9)	(253.0)	(240.4)
Deferred:
Federal	(7.6)	1.8	(2.8)
State	(1.2)	0.8	0.8
Foreign	(43.5)	165.5	141.9
Income tax provision	$(366.3)	$(90.8)	$(112.8)
The effective tax rate (“ETR”) on income from continuing operations for the years ended December 31, 2024, 2023 and 2022 differs from the federal statutory rate primarily due to the Company’s qualification for taxation as a REIT, as well as adjustments for state and foreign items. As a REIT, the Company may deduct earnings distributed to stockholders against the income generated by its REIT operations.
For the year ended December 31, 2024, the increase in the income tax provision was primarily attributable to increased earnings in certain foreign jurisdictions, partially due to the impacts of the change in estimated useful lives on depreciation and amortization expense as described in note 1 and withholding taxes on equity distributions, including those related to the ATC TIPL Transaction, and management fees from certain foreign subsidiaries. Additionally, the income tax provision for the year ended December 31, 2024, included the reversal of valuation allowances of $20.5 million in foreign and domestic jurisdictions as compared to the reversal of valuation allowances of $87.2 million for the year ended December 31, 2023. The income tax provision for the year ended December 31, 2023 also included a benefit from the application of a tax law change in Kenya.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Reconciliation between the U.S. statutory rate and the effective rate from continuing operations is as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory tax rate	21%	21%	21%
Adjustment to reflect REIT status (1)	(21)	(21)	(21)
Foreign taxes	7	5	4
Foreign withholding taxes	3	4	3
Uncertain tax positions	1	4	2
Changes in tax laws	—	(2)	—
Changes in valuation allowance	(1)	(5)	(4)
Effective tax rate	10%	6%	5%
_______________
(1)As a result of the ability to utilize the dividends paid deduction to offset the Company’s REIT income and gains.
The domestic and foreign components of income from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2024	2023	2022
United States	$1,745.9	$1,371.4	$1,973.2
Foreign	1,878.9	157.9	112.8
Total	$3,624.8	$1,529.3	$2,086.0
The components of the net deferred tax asset and liability and related valuation allowance were as follows:

	December 31, 2024	December 31, 2023
Assets:
Operating lease liability	$900.8	$964.2
Net operating loss carryforwards	212.0	276.4
Accrued asset retirement obligations	245.6	226.3
Stock-based compensation	9.9	8.5
Unearned revenue	19.8	35.8
Unrealized loss on foreign currency	25.6	20.8
Other accruals and allowances	46.1	40.3
Nondeductible interest	51.6	67.1
Tax credits (1)	311.2	147.3
Capital loss carryforwards (2)	293.1	175.0
Items not currently deductible and other	58.6	57.3
Liabilities:
Depreciation and amortization	(1,566.0)	(1,568.0)
Right-of-use asset	(907.0)	(978.8)
Deferred rent	(116.3)	(122.9)
Other	(42.6)	(47.3)
Subtotal	(457.6)	(698.0)
Valuation allowance	(681.7)	(433.5)
Net deferred tax liabilities	$(1,139.3)	$(1,131.5)
_______________
(1)As of December 31, 2024 includes foreign tax credits determined to be available for use against taxable income.
(2)As of December 31, 2024 and 2023 includes amounts related to the sale of Mexico Fiber. As of December 31, 2024 also includes amounts related to the sale of ATC TIPL.

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
At December 31, 2024 and 2023, the Company has provided a valuation allowance of $681.7 million and $433.5 million, respectively, which primarily relates to foreign items. The increase in the valuation allowance for the year ending December 31, 2024 is due to uncertainty as to the timing of, and the Company’s ability to recover, net deferred tax assets in certain foreign operations in the foreseeable future, offset by reversals and fluctuations in foreign currency exchange rates. The amount of deferred tax assets considered realizable, however, could be adjusted if objective evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company’s projections for growth.
A summary of the activity in the valuation allowance is as follows:

	2024	2023	2022
Balance as of January 1,	$433.5	$335.7	$329.3
Additions (1)	305.6	249.1	93.9
Usage, expiration and reversals	(20.5)	(87.2)	(76.5)
Foreign currency translation	(36.9)	(64.1)	(11.0)
Balance as of December 31,	$681.7	$433.5	$335.7
_______________
(1)Includes net charges to expense and allowances established due to acquisition and divestitures.
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
The Company intends to reinvest foreign earnings indefinitely outside of the U.S., except for earnings in certain entities in Brazil, Burkina Faso, Costa Rica, Jersey, Mexico, Netherlands, Singapore, South Africa, Uganda and the United Kingdom. Any tax consequences for future distributions have been recorded as deferred tax liabilities.
At December 31, 2024, the Company had net federal, state and foreign operating loss carryforwards available to reduce future taxable income. If not utilized, the Company’s NOLs expire as follows:

Years ended December 31,	Federal	State	Foreign
2025 to 2029	$0.0	$168.7	$0.7
2030 to 2034	0.7	44.0	4.3
2035 to 2039	66.1	168.0	0.3
2040 to 2044	—	79.6	8.4
Indefinite carryforward	331.0	68.6	658.2
Total	$397.8	$528.9	$671.9
As of December 31, 2024 and 2023, the total amount of unrecognized tax benefits that would impact the ETR, if recognized, is $101.3 million and $116.9 million, respectively. The amount of unrecognized tax benefits for the year ended December 31, 2024 includes additions to the Company’s existing tax positions of $11.6 million.
The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, or if the applicable statute of limitations lapses. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $20.9 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	Year Ended December 31,
	2024	2023	2022
Balance at January 1	$116.9	$78.1	$67.4
Additions based on tax positions related to the current year	3.4	42.4	13.1
Additions and reductions for tax positions of prior years	6.9	0.5	18.2
Foreign currency	(14.4)	3.9	(1.1)
Reduction as a result of the lapse of statute of limitations	(2.3)	(2.1)	(0.6)
Reduction as a result of effective settlements	(9.2)	(5.9)	(18.9)
Balance at December 31	$101.3	$116.9	$78.1

During the year ended December 31, 2024, the statute of limitations on certain unrecognized tax benefits lapsed and certain positions were effectively settled, including effective settlements and revisions of prior year positions, which resulted in a decrease of $12.8 million in the liability for unrecognized tax benefits. During the year ended December 31, 2023, the statute of limitations on certain unrecognized tax benefits lapsed and certain positions were effectively settled, including effective settlements and revisions of prior year positions, which resulted in a decrease of $15.5 million in the liability for unrecognized tax benefits. During the year ended December 31, 2022, the statute of limitations on certain unrecognized tax benefits lapsed and certain positions were effectively settled, including effective settlements and revisions of prior year positions, which resulted in a decrease of $23.1 million in the liability for unrecognized tax benefits.
The Company recorded penalties and tax-related interest expense to the tax provision of $28.6 million, $21.8 million and $15.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. During the years ended December 31, 2024, 2023 and 2022, the Company reduced its liability for penalties and income tax-related interest expense related to uncertain tax positions by $10.4 million, $9.7 million and $19.9 million, respectively, due to the expiration of the statute of limitations in certain jurisdictions and certain positions that were effectively settled.
As of December 31, 2024 and 2023, the total amount of accrued income tax-related interest and penalties included in the consolidated balance sheets were $58.5 million and $49.1 million, respectively.
The Company has filed for prior taxable years, and for its taxable year ended December 31, 2024 will file, numerous consolidated and separate income tax returns, including U.S. federal and state tax returns and foreign tax returns. The Company is subject to examination in the United States and various state and foreign jurisdictions for certain tax years. As a result of the Company’s ability to carryforward federal, state and foreign NOLs, the applicable tax years generally remain open to examination several years after the applicable loss carryforwards have been used or have expired. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. The Company believes that adequate provisions have been made for income taxes for all periods through December 31, 2024.
13.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably. Awards granted prior to March 10, 2023 generally vest over four years for RSUs and stock options. In December 2022, the Company’s Compensation Committee changed the terms of its awards to generally vest over three years. The change in vesting terms is applicable for new awards granted beginning on March 10, 2023 and does not change the vesting terms applicable to grants awarded prior to March 10, 2023. PSUs generally vest over three years. Stock options generally expire ten years from the date of grant. As of December 31, 2024, the Company had the ability to grant stock-based awards with respect to an aggregate of 3.3 million shares of common stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
During the years ended December 31, 2024, 2023 and 2022, the Company recorded the following stock-based compensation expenses in selling, general, administrative and development expense:

	2024 (2)	2023 (3)	2022
Stock-based compensation expense (1)	$192.7	$183.3	$161.7
_______________
(1)For the years ended December 31, 2024, 2023 and 2022, excludes $10.9 million, $12.4 million, and $7.6 million, respectively, of stock-based compensation expense related to ATC TIPL, which is included in Loss from discontinued operations, net of taxes in the accompanying consolidated statements of operations.
(2)For the year ended December 31, 2024, includes $11.5 million of accelerated stock-based compensation expense related to unvested and outstanding awards for certain former employees that vested upon termination in accordance with the Company’s severance plan.
(3)For the year ended December 31, 2023, excludes $7.6 million of stock-based compensation expense related to severance incurred as part of the Company’s restructuring plan as discussed in note 16 recorded in Other operating expense in the accompanying consolidated statements of operations.
Stock Options—There were no options granted during the years ended December 31, 2024, 2023 and 2022. The fair values of previously granted stock options were estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions at the date of grant.
The intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $43.3 million, $9.3 million and $34.3 million, respectively. As of December 31, 2024, there was no unrecognized compensation expense related to unvested stock options. The amount of cash received from the exercise of stock options was $31.3 million during the year ended December 31, 2024.
The Company’s option activity for the year ended December 31, 2024 was as follows (share and per share data disclosed in full amounts):

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	766,955	$92.33
Granted	—	—
Exercised	(350,283)	89.40
Forfeited	—	—
Expired	—	—
Outstanding as of December 31, 2024	416,672	$94.79	0.75	$36.9
Exercisable as of December 31, 2024	416,672	$94.79	0.75	$36.9
Vested as of December 31, 2024	416,672	$94.79	0.75	$36.9

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
The following table sets forth information regarding options outstanding at December 31, 2024 (share and per share data disclosed in full amounts):

Options Outstanding				Options Exercisable
Range of Exercise Price Per Share	Outstanding Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price Per Share
$88.38 - $94.23	3,933	$90.86	0.61	3,933	$90.86
$94.57 - $94.71	408,258	94.65	0.74	408,258	94.65
$106.15 - $113.60	4,481	110.80	1.77	4,481	110.80
$88.38 - $113.60	416,672	$94.79	0.75	416,672	$94.79
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the year ended December 31, 2024 was as follows (share and per share data disclosed in full amounts):

	RSUs	Weighted Average Grant Date Fair Value	PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2024 (1)	1,638,711	$210.94	363,488	$208.14
Granted (2)	698,626	207.27	122,042	215.46
Vested and Released (3)	(822,455)	212.91	(144,925)	205.38
Forfeited	(54,180)	210.80	(1,337)	187.01
Outstanding as of December 31, 2024	1,460,702	$208.09	339,268	$212.03
Expected to vest as of December 31, 2024	1,460,702	$208.09	339,268	$212.03
Vested and deferred as of December 31, 2024 (4)	21,078	$215.27	—	$—
_______________
(1)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2023 PSUs and the 2022 PSUs (each as defined below), or 118,684 shares and 98,542 shares, respectively, the shares issuable at the end of the three-year performance period for the PSUs granted in 2021 (the “2021 PSUs”) based on achievement against the performance metrics for the three-year performance period, or 127,318 shares and the target remaining number of shares issuable at the end of the one-year performance period for PSUs granted to certain non-executive employees during the year ended December 31, 2023, net of forfeitures, or 18,944 shares (the “Retention PSUs”).
(2)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2024 PSUs (as defined below), or 87,550 shares. PSUs also include the shares above target that are issuable for the 2022 PSUs at the end of the three-year performance cycle based on exceeding the performance metric for the three-year performance period, or 34,492 shares.
(3)RSUs include 63,905 shares accelerated related to the ATC TIPL Transaction. PSUs consist of shares vested pursuant to the 2021 PSUs and the Retention PSUs. There are no additional shares to be earned related to the 2021 PSUs or the Retention PSUs.
(4)Vested and deferred RSUs are related to deferred compensation for certain former employees.
The total fair value of RSUs and PSUs that vested during the year ended December 31, 2024 was $201.8 million.
Restricted Stock Units—As of December 31, 2024, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $138.9 million and is expected to be recognized over a weighted average period of approximately two years. Vesting of RSUs is subject generally to the employee’s continued employment or death, disability or qualified retirement (each as defined in the applicable RSU award agreement).
Performance-Based Restricted Stock Units—During the year ended December 31, 2024, the Company’s Compensation Committee (the “Compensation Committee”) granted an aggregate of 87,550 PSUs (the “2024 PSUs”) to its executive officers and established the performance and market metrics for these awards. During the years ended December 31, 2023 and 2022, the Company’s Compensation Committee granted an aggregate of 118,684 PSUs (the “2023 PSUs”) and 98,542 PSUs (the “2022 PSUs”), respectively, to its executive officers and established the performance metrics for these awards.
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

Year Ended December 31, 2024
Expected term (years)	2.81
Risk-free interest rate	4.31%
Annualized volatility	26.75%
During the year ended December 31, 2024, the Company recorded $33.7 million in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at December 31, 2024 was $4.4 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted-average period over which the cost will be recognized is less than one year.
ATC TIPL Transaction— Upon completion of the ATC TIPL Transaction, RSUs granted to certain employees in India that were unvested and outstanding immediately vested. The Company recognized $5.3 million of accelerated stock-based compensation expense for these awards during the year ended December 31, 2024, which is included in Loss from discontinued operations, net of taxes.
14.    EQUITY
Dividends—The Company may pay dividends in cash or, subject to certain limitations, in shares of common stock or any combination of cash and shares of common stock.
Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to the ESPP and upon exercise of stock options granted under the 2007 Plan. During the year ended December 31, 2024, the Company received an aggregate of $46.4 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
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
During the year ended December 31, 2024, there were no repurchases under either of the Buyback Programs. As of December 31, 2024, the Company has repurchased a total of 14,451,325 shares of its common stock under the 2011 Buyback for an aggregate of $1.5 billion, including commissions and fees. As of December 31, 2024, the Company has not made any repurchases under the 2017 Buyback.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Distributions—During the years ended December 31, 2024, 2023 and 2022, the Company declared the following cash distributions (per share data reflects actual amounts):

	For the year ended December 31,
	2024		2023		2022
	Distribution per share	Aggregate Payment Amount	Distribution per share	Aggregate Payment Amount	Distribution per share	Aggregate Payment Amount
Common Stock	$6.48	$3,027.3	$6.45	$3,006.7	$5.86	$2,715.3
The following table characterizes the tax treatment of distributions declared per share of common stock.

	For the year ended December 31,
	2024			2023			2022
	Per Share		%	Per Share		%	Per Share		%
Common Stock
Ordinary dividend	$6.5600		100.00%	$6.3100		100.00%	$4.3000		100.00%
Capital gains distribution	—		—	—		—	—		—
Total	$6.5600	(1)	100.00%	$6.3100	(2)	100.00%	$4.3000	(3)	100.00%
_______________
(1)    Excludes dividend declared on December 5, 2024 of $1.62 per share, which was paid on February 3, 2025 to common stockholders of record at the close of business on December 27, 2024 and which will apply to the 2025 tax year. Includes dividend declared on December 13, 2023 of $1.70 per share, which was paid on February 1, 2024 to common stockholders of record at the close of business on December 28, 2023 and which applied to the 2024 tax year.
(2)    Excludes dividend declared on December 13, 2023 of $1.70 per share, which was paid on February 1, 2024 to common stockholders of record at the close of business on December 28, 2023 and which applied to the 2024 tax year. Includes dividend declared on December 7, 2022 of $1.56 per share, which was paid on February 2, 2023 to common stockholders of record at the close of business on December 28, 2022 and which applied to the 2023 tax year.
(3)    Excludes dividend declared on December 7, 2022 of $1.56 per share, which was paid on February 2, 2023 to common stockholders of record at the close of business on December 28, 2022 and which applied to the 2023 tax year.
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. The amount accrued for distributions payable related to unvested restricted stock units was $22.5 million and $21.5 million as of December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, the Company paid $12.0 million of distributions upon the vesting of restricted stock units. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.
15.    NONCONTROLLING INTERESTS
European Interests—In 2021, PGGM converted its previously held noncontrolling interest in a subsidiary that primarily consisted of the Company’s operations in France, Germany and Poland into noncontrolling interests in subsidiaries, consisting of the Company's operations in Germany and Spain. In 2021, Caisse de dépôt et placement du Québec (“CDPQ”) and Allianz insurance companies and funds managed by Allianz Capital Partners GmbH, including the Allianz European Infrastructure Fund (collectively, “Allianz”) acquired 30% and 18% noncontrolling interests, respectively, in ATC Europe for total aggregate consideration of 2.6 billion EUR (approximately $3.1 billion at the date of closing).
As of December 31, 2024, ATC Europe consists of the Company’s operations in France, Germany and Spain. The Company currently holds a 52% controlling interest in ATC Europe, with CDPQ and Allianz holding 30% and 18% noncontrolling interests, respectively. ATC Europe holds a 100% interest in the subsidiaries that consist of the Company’s operations in France and an 87% and an 83% controlling interest in the subsidiaries that consist of the Company’s operations in Germany and Spain, respectively, with PGGM holding a 13% and a 17% noncontrolling interest in each respective subsidiary.
Bangladesh Partnership—In August 2021, the Company acquired a 51% controlling interest in Kirtonkhola Tower Bangladesh Limited (“KTBL”) for 900 million BDT (approximately $10.6 million at the date of closing). Confidence Group holds a 49% noncontrolling interest in KTBL.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
As of December 31, 2024, the Company holds a common equity interest of approximately 72% in its U.S. data center business, with Stonepeak holding approximately 28% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity. On a fully converted basis, which is expected to occur four years from August 2022, and on the basis of the currently outstanding equity, the Company will hold a controlling ownership interest of approximately 64%, with Stonepeak holding approximately 36%. The mandatorily convertible preferred equity, which accrues dividends at 5.0%, will convert into common equity on a one for one basis, subject to adjustment that will be measured upon conversion.
Dividends to noncontrolling interests—Certain of the Company’s subsidiaries may, from time to time, declare dividends.
During the year ended December 31, 2024, the Company’s U.S. data center business declared distributions of $46.2 million related to the outstanding Stonepeak mandatorily convertible preferred equity (the “Stonepeak Preferred Distributions”). As of December 31, 2024, the amount accrued for Stonepeak Preferred Distributions was $11.6 million.
Beginning in January 2024, pursuant to the terms of the ownership agreement with Stonepeak, on a quarterly basis, the Company’s U.S. data center business will distribute common dividends to the Company and to Stonepeak in proportion to their respective equity interests in the Company’s U.S. data center business (the “Stonepeak Common Dividend”). During the year ended December 31, 2024, the Company’s U.S. data center business made distributions of $91.7 million related to the Stonepeak Common Dividend for the period from the initial closing of the Stonepeak Transaction in August 2022 through December 31, 2023, which was accrued for as of December 31, 2023. The $91.7 million distribution during the year ended December 31, 2024 included a noncash distribution of $37.5 million made in lieu of a common equity contribution from Stonepeak. Additionally, during the year ended December 31, 2024, the Company’s U.S. data center business declared and paid distributions of $47.4 million, related to the Stonepeak Common Dividend.
During the year ended December 31, 2024 , pursuant to the terms of the ownership agreements, ATC Europe C.V., one of the Company’s subsidiaries in the Netherlands, declared and paid aggregate dividends of 422.5 million EUR (approximately $465.1 million at the dates of payment), pursuant to the terms of the ownership agreements, to the Company, CDPQ and Allianz in proportion to their respective equity interests in ATC Europe C.V.
During the year ended December 31, 2024, pursuant to the terms of the ownership agreements, AT Rhine C.V., one of the Company’s subsidiaries in Germany, declared and paid aggregate dividends of 105.0 million EUR (approximately $115.6 million at the dates of payment), pursuant to the terms of the ownership agreements, to ATC Europe and PGGM in proportion to their respective equity interests in AT Rhine C.V.
During the year ended December 31, 2024, pursuant to the terms of the ownership agreements, AT Iberia C.V., one of the Company’s subsidiaries in Spain, declared and paid aggregate dividends of 92.4 million EUR (approximately $98.9 million at the dates of payment), pursuant to the terms of the ownership agreements, to ATC Europe and PGGM in proportion to their respective equity interests in AT Iberia C.V.
The changes in noncontrolling interests were as follows:

	Year Ended December 31,
	2024	2023
Balance as of January 1,	$6,667.2	$6,836.1
Net income (loss) attributable to noncontrolling interests	25.2	(116.2)
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	(234.1)	81.4
Contributions from noncontrolling interest holders (1)	154.6	12.7
Distributions to noncontrolling interest holders	(346.4)	(146.8)
Balance as of December 31,	$6,266.5	$6,667.2
_______________
(1)    For the year ended December 31, 2024 includes contributions from Stonepeak of $137.3 million, including a noncash contribution of $37.5 million made in lieu of Stonepeak’s receipt of the Stonepeak Common Dividend and a noncash contribution from PGGM of $12.4 million made in lieu of PGGM’s receipt of a distribution.
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
Other operating expenses included the following for the years ended December 31,:

	2024	2023	2022
Impairment charges	$68.6	$200.0	$147.3
Net losses on sales or disposals of assets (1)	17.9	131.3	36.8
Other operating (income) expense (2)	(12.4)	39.4	86.5
Total Other operating expenses	$74.1	$370.7	$270.6
_______________
(1)    For the year ended December 31, 2024, includes a gain on the sales of ATC Australia and ATC New Zealand of $8.5 million. For the year ended December 31, 2023, includes a net loss of $78.9 million on the sales of Mexico Fiber and ATC Poland.
(2)    During the years ended December 31, 2024, 2023 and 2022, the Company recorded net benefits of $23.4 million, $10.3 million and $11.9 million related to pre-acquisition contingencies and settlements, respectively. For the year ended December 31, 2023, includes severance and related costs as discussed below.
Impairment charges included the following for the years ended December 31,:

	2024	2023	2022
Tower and network location intangible assets	$46.3	$93.7	$52.6
Tenant relationships (1)	13.5	90.2	79.5
Other (2)	8.8	16.1	15.2
Total impairment charges included in Other operating expense	$68.6	$200.0	$147.3
Goodwill impairment (3)	$—	$80.0	$—
Total impairment charges	$68.6	$280.0	$147.3
_______________
(1)    During the year ended December 31, 2023, impairment charges related to impaired tenant relationships in Africa. During the year ended December 31, 2022, impairment charges primarily related to impaired tenant relationships related to fiber in Mexico.
(2)    Includes impairment charges related to right-of-use assets.
(3)    During the year ended December 31, 2023, includes goodwill impairment associated with the Spain reporting unit (as discussed in note 5).

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
_______________
(1)Includes corporate expenses.
Unpaid obligations for severance and related costs as of December 31, 2023, were included in Payroll and related withholdings within Accrued expenses in the consolidated balance sheet as of December 31, 2023. There are no amounts outstanding related to the 2023 restructuring plan as of December 31, 2024.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
17.    EARNINGS PER COMMON SHARE
The following table sets forth basic and diluted net income per common share computational data for the years ended December 31, (shares in thousands, except per share data):

	2024	2023	2022
Net income from continuing operations attributable to American Tower common stockholders	$3,233.3	$1,554.7	$2,042.3
Net loss from discontinued operations attributable to American Tower common stockholders	(978.3)	(71.4)	(276.5)
Net income attributable to American Tower Corporation common stockholders	$2,255.0	$1,483.3	$1,765.8
Basic weighted average common shares outstanding	467,011	466,063	461,519
Dilutive securities	1,109	1,099	1,231
Diluted weighted average common shares outstanding	468,120	467,162	462,750
Basic net income from continuing operations attributable to American Tower Corporation common stockholders	$6.92	$3.34	$4.43
Basic net loss from discontinued operations attributable to American Tower Corporation common stockholders per common share	(2.09)	(0.15)	(0.60)
Basic net income attributable to American Tower Corporation common stockholders per common share	4.83	3.18	3.83
Diluted net income from continuing operations attributable to American Tower Corporation common stockholders	$6.91	$3.33	$4.41
Diluted net loss from discontinued operations attributable to American Tower Corporation common stockholders	$(2.09)	$(0.15)	$(0.60)
Diluted net income attributable to American Tower Corporation common stockholders per common share	4.82	3.18	3.82
Shares Excluded From Dilutive Effect
The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive for the years ended December 31, (in thousands, on a weighted average basis):

	2024	2023	2022
Restricted stock awards	2	5	86

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
Verizon Transaction—In March 2015, the Company entered into an agreement with various operating entities of Verizon Communications Inc. (“Verizon”) that currently provides for the lease, sublease or management of approximately 11,100 wireless communications sites, which commenced on March 27, 2015. The average term of the lease or sublease for all communications sites at the inception of the agreement was approximately 28 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the leased sites in tranches, subject to the applicable lease, sublease or management rights upon its scheduled expiration. Each tower is assigned to an annual tranche, ranging from 2034 to 2047, which represents the outside expiration date for the sublease rights to the towers in that tranche. The purchase price for each tranche is a fixed amount stated in the lease for such tranche plus the fair market value of certain alterations made to the related towers. The aggregate purchase option price for the towers leased and subleased is approximately $5.0 billion. Verizon will occupy the sites as a tenant for an initial term of ten years with eight optional successive five-year terms; each such term shall be governed by standard master lease agreement terms established as a part of the transaction.
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 1,700 towers, which commenced between December 2000 and August 2004. Substantially all of the towers are part of the Trust Securitizations. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of December 31, 2024, the Company has purchased an aggregate of approximately 700 of the subleased towers which are subject to the applicable agreement, including 80 towers purchased during the year ended December 31, 2024 for an aggregate purchase price of $59.1 million. The aggregate purchase option price for the remaining towers leased and subleased is $1.2 billion and includes per annum accretion through the applicable expiration of the lease or sublease of a site. For all such sites, AT&T has the right to continue to lease the reserved space through June 30, 2025 at the then-current monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to five successive five-year terms.
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
Guaranties and Indemnifications—The Company enters into agreements from time to time in the ordinary course of business pursuant to which it agrees to guarantee or indemnify third parties for certain claims. The Company has also entered into purchase and sale or disposal agreements relating to the sale or acquisition of assets containing customary indemnification provisions. The Company’s indemnification obligations under these agreements generally are limited solely to damages resulting from breaches of representations and warranties or covenants under the applicable agreements. In addition, payments under such indemnification clauses are generally conditioned on the other party making a claim that is subject to whatever defenses the Company may have and are governed by dispute resolution procedures specified in the particular agreement. Further, the Company’s obligations under these agreements may be limited in duration and amount, and in some instances, the Company may have recourse against third parties for payments made by the Company. The Company has not historically made any material payments under these agreements and, as of December 31, 2024, is not aware of any agreements that could result in a material payment.
19.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and non-cash investing and financing activities are as follows for the years ended December 31,:

	2024	2023	2022
Supplemental cash flow information:
Cash paid for interest	$1,424.3	$1,260.0	$1,088.6
Cash paid for income taxes (net of refunds of $31.8, $31.5 and $33.9, respectively)	350.8	306.5	322.3
Non-cash investing and financing activities:
(Decrease) increase in accounts payable and accrued expenses for purchases of property and equipment and construction activities	(2.9)	(14.7)	27.2
Purchases of property and equipment under finance leases, perpetual easements and capital leases	21.7	31.5	33.6
Settlement of third-party debt	—	—	(7.4)
Distributions to noncontrolling interest holders	(49.9)	—	—
Contributions from noncontrolling interest holders	49.9	—	—
Contribution to equity method investment	14.6	—	—
Transfer of tower sites (1)	35.8	—	—
_______________
(1)The Company received 575 tower sites from a customer in Brazil in exchange for settling certain future contractual obligations owed to the Company in accordance with the customer’s judicial recovery plan.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
20.    BUSINESS SEGMENTS
Property
During the fourth quarter of 2024, following recent divestitures, including the ATC TIPL Transaction, and changes to its organizational structure, the Company reviewed and changed its operating and reportable segments. The Company’s Asia-Pacific (“APAC”) property segment and Africa property segment were combined into the Africa & APAC property segment. As a result, the Company now has six reportable segments: U.S. & Canada property (which includes all assets in the United States and Canada, other than the Company’s data center facilities and related assets), Africa & APAC property, Europe property, Latin America property, Data Centers and Services. The change in operating and reportable segments had no impact on the Company’s consolidated financial statements for any periods. Historical financial information included in this Annual Report on Form 10-K has been adjusted to reflect the change in reportable segments.
Prior to the change in reportable segments in the fourth quarter of 2024, the Company reported its results in seven segments: U.S. & Canada property, Asia-Pacific property, Africa property, Europe property, Latin America property, Data Centers and Services.
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
Data Centers— The Company operates 29 data center facilities across ten markets in the United States. The Company’s Data Centers segment relates to data center facilities and related assets that the Company owns and operates in the United States. The Data Centers segment offers different types of leased land and related services from, and requires different resources, skill sets and marketing strategies than the existing property operating segment in the U.S. & Canada.
As of December 31, 2024, the Company’s property operations consisted of the following:
•U.S. & Canada: property operations in Canada and the United States;
•Africa & APAC: property operations in Bangladesh, Burkina Faso, Ghana, Kenya, Niger, Nigeria, the Philippines, South Africa and Uganda;
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
The accounting policies applied in compiling segment information below are similar to those described in note 1. Among other factors, in evaluating financial performance in each business segment, management uses segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding Depreciation, amortization and accretion; Selling, general, administrative and development expense; and Other operating expenses. The Company defines segment operating profit as segment gross margin less Selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. These measures of segment gross margin and segment operating profit are also before Interest income, Interest expense, Gain (loss) on retirement of long-term obligations, Other income (expense), Net income (loss) attributable to noncontrolling interests and Income tax benefit (provision). The categories of expenses indicated above, such as depreciation, have been excluded from segment operating performance as they are not considered in the review of information or the evaluation of results by management. The Company’s definition of segment operating profit aligns with the Company’s definition of Adjusted EBITDA. Adjusted EBITDA is widely used in the telecommunications real estate sector to measure operating performance as depreciation, amortization and accretion may vary significantly among companies depending upon accounting methods and useful lives, particularly where acquisitions and non-operating factors are involved.
The Company’s chief operating decision maker (the “CODM”) is the Company’s chief executive officer. The CODM uses segment gross margin and segment operating profit to evaluate the segments’ operating performance, in making capital allocation decisions, and in establishing management’s compensation. Additionally, the CODM uses these metrics to monitor

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
budget versus actual results. There are no significant revenues resulting from transactions between the Company’s operating segments. All intercompany transactions are eliminated to reconcile segment results and assets to the consolidated statements of operations and consolidated balance sheets.
Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2024, 2023 and 2022 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

	Property					Total Property	Services	Other	Total
Year ended December 31, 2024	U.S. & Canada	Africa & APAC (1)	Europe	Latin America	Data Centers
Segment revenues	$5,248.1	$1,208.0	$834.7	$1,717.9	$924.8	$9,933.5	$193.7		$10,127.2
Segment operating expenses	870.9	380.5	309.4	530.2	390.8	2,481.8	92.6		2,574.4
Segment gross margin	4,377.2	827.5	525.3	1,187.7	534.0	7,451.7	101.1		7,552.8
Segment selling, general, administrative and development expense (2)	161.1	68.0	64.8	111.0	78.8	483.7	21.0		504.7
Segment operating profit	$4,216.1	$759.5	$460.5	$1,076.7	$455.2	$6,968.0	$80.1		$7,048.1
Stock-based compensation expense								$192.7	192.7
Other selling, general, administrative and development expense								236.0	236.0
Depreciation, amortization and accretion								2,028.8	2,028.8
Other expense (3)								965.8	965.8
Income from continuing operations before income taxes									$3,624.8
Capital expenditures (4) (5) (6)	$318.6	$260.9	$249.6	$174.2	$545.0	$1,548.3	$—	$67.5	$1,615.8
_______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See note 22 for further discussion.
(2)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $192.7 million.
(3)Primarily includes interest expense and $68.6 million in impairment charges, as further discussed in note 16, partially offset by gains from foreign currency exchange rate fluctuations and an unrealized gain from equity securities of $70.4 million. The year ended December 31, 2024 also includes a net gain of $8.5 million on the sales of ATC Australia and ATC New Zealand.
(4)Includes $4.7 million of finance lease payments included in Repayments of notes payable, credit facilities, term loans, senior notes, secured debt and finance leases in the cash flows from financing activities in the Company’s consolidated statements of cash flows.
(5)Includes $32.7 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in the Company’s consolidated statements of cash flows.
(6)Other capital expenditures includes capital expenditures associated with discontinued operations.

	Property					Total Property	Services	Other	Total
Year ended December 31, 2023	U.S. & Canada	Africa & APAC (1)	Europe	Latin America	Data Centers
Segment revenues	$5,216.2	$1,244.4	$775.6	$1,798.3	$834.7	$9,869.2	$143.0		$10,012.2
Segment operating expenses	849.9	438.4	299.5	566.0	347.6	2,501.4	60.1		2,561.5
Segment gross margin	4,366.3	806.0	476.1	1,232.3	487.1	7,367.8	82.9		7,450.7
Segment selling, general, administrative and development expense (2)	165.1	87.3	65.6	107.9	72.4	498.3	22.9		521.2
Segment operating profit	$4,201.2	$718.7	$410.5	$1,124.4	$414.7	$6,869.5	$60.0		$6,929.5
Stock-based compensation expense								$183.3	183.3
Other selling, general, administrative and development expense								241.5	241.5
Depreciation, amortization and accretion								2,928.5	2,928.5
Other expense (3)								2,046.9	2,046.9
Income from continuing operations before income taxes									$1,529.3
Capital expenditures (4) (5) (6)	$410.6	$435.7	$218.0	$205.2	$428.1	$1,697.6	$—	$132.2	$1,829.8
_______________
(1)    Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See note 22 for further discussion.
(2)    Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $183.3 million.
(3)    Primarily includes interest expense and $200.0 million in impairment charges, $80.0 million of goodwill impairment charges in Spain, as further discussed in note 5, and losses from foreign currency exchange rate fluctuations. The year ended December 31, 2023 also includes a net loss of $78.9 million on the sales of Mexico Fiber and ATC Poland.
(4)    Includes $6.2 million of finance lease payments included in Repayments of notes payable, credit facilities, term loans, senior notes, secured debt and finance leases in the cash flows from financing activities in the Company’s consolidated statements of cash flows.
(5)    Includes $38.7 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in the Company’s consolidated statements of cash flows.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
(6)    Other capital expenditures includes capital expenditures associated with discontinued operations.

	Property					Total Property	Services	Other	Total
Year ended December 31, 2022	U.S. & Canada	Africa & APAC (1)	Europe	Latin America	Data Centers
Segment revenues	$5,006.3	$1,203.8	$735.7	$1,691.9	$766.6	$9,404.3	$241.1		$9,645.4
Segment operating expenses	845.4	448.1	319.6	526.7	322.0	2,461.8	107.4		2,569.2
Segment gross margin	4,160.9	755.7	416.1	1,165.2	444.6	6,942.5	133.7		7,076.2
Segment selling, general, administrative and development expense (2)	183.2	86.5	52.4	107.6	63.9	493.6	22.3		515.9
Segment operating profit	$3,977.7	$669.2	$363.7	$1,057.6	$380.7	$6,448.9	$111.4		$6,560.3
Stock-based compensation expense								$161.7	161.7
Other selling, general, administrative and development expense								224.5	224.5
Depreciation, amortization and accretion								3,164.9	3,164.9
Other expense (3)								923.2	923.2
Income from continuing operations before income taxes									$2,086.0
Capital expenditures (4) (5) (6)	$481.7	$536.1	$165.7	$229.4	$353.7	$1,766.6	$—	$135.9	$1,902.5
_______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See note 22 for further discussion.
(2)    Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $161.7 million.
(3)    Primarily includes interest expense and $147.3 million in impairment charges, partially offset by gains from foreign currency exchange rate fluctuations.
(4)    Includes $6.7 million of finance lease payments included in Repayments of notes payable, credit facilities, term loans, senior notes, secured debt and finance leases in the cash flows from financing activities in the Company’s consolidated statements of cash flows.
(5)    Includes $36.7 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in the Company’s consolidated statements of cash flows.
(6)    Other capital expenditures includes capital expenditures associated with discontinued operations.
Additional information relating to the total assets of the Company’s operating segments is as follows for the years ended December 31,:

	2024	2023
Total Assets (1):
U.S. & Canada property	$26,750.1	$26,325.1
Africa & APAC property	3,993.1	4,238.8
Europe property	11,267.2	11,769.3
Latin America property	7,470.7	9,025.3
Data Centers	10,431.6	10,482.9
Services	113.7	54.8
Other (2)	1,051.0	4,131.4
Total assets	$61,077.4	$66,027.6
_______________
(1)Balances are translated at the applicable period end exchange rate, which may impact comparability between periods.
(2)Balances include corporate assets such as cash and cash equivalents, certain tangible and intangible assets and income tax accounts that have not been allocated to specific segments. As of December 31, 2023, includes $3.6 billion of total assets of discontinued operations.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Summarized geographic information related to the Company’s operating revenues for the years ended December 31, 2024, 2023 and 2022 and long-lived assets as of December 31, 2024 and 2023 is as follows:

	2024	2023	2022
Operating Revenues:
U.S. & Canada:
Canada (1)	$13.3	$11.7	$12.5
United States (2)	6,353.3	6,182.2	6,001.5
Africa & APAC (1)(3):
Australia (4)	2.6	2.6	1.8
Bangladesh	7.9	5.7	3.9
New Zealand (4)	1.6	1.6	0.3
Philippines	9.2	8.9	5.3
Burkina Faso	40.1	38.1	41.2
Ghana	126.7	128.6	144.4
Kenya	141.1	120.0	123.1
Niger	51.3	48.4	42.1
Nigeria	384.4	495.4	477.2
South Africa	174.0	157.9	164.8
Uganda	269.1	237.2	199.7
Europe (1):
France	121.7	113.4	99.6
Germany	402.2	363.6	320.0
Poland (5)	—	0.6	1.0
Spain	310.8	298.0	315.1
Latin America (1):
Argentina	36.2	43.8	39.2
Brazil	786.1	787.3	741.9
Chile	103.7	106.3	91.8
Colombia	110.4	117.0	106.1
Costa Rica	25.3	24.7	23.9
Mexico	544.9	611.8	588.9
Paraguay	16.3	16.3	15.4
Peru	95.0	91.1	84.7
Total operating revenues	$10,127.2	$10,012.2	$9,645.4
_______________
(1)    Balances are translated at the applicable exchange rate, which may impact comparability between periods.
(2)    Balances include revenue from the Company’s Services and Data Centers segments.
(3)    Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See note 22 for further discussion.
(4)    During the year ended December 31, 2024, the Company completed the sales of ATC Australia and ATC New Zealand.
(5)    During the year ended December 31, 2023, the Company completed the sale of ATC Poland.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

	2024	2023
Long-Lived Assets (1):
U.S. & Canada:
Canada (2)	$200.5	$214.8
United States (3)	28,214.3	28,337.4
Africa & APAC (2):
Australia	—	10.6
Bangladesh	30.2	25.3
New Zealand	—	37.5
Philippines	30.2	31.9
Burkina Faso	230.9	257.4
Ghana	244.9	269.2
Kenya	672.7	557.2
Niger	177.1	203.1
Nigeria	325.4	456.5
South Africa	327.4	337.0
Uganda	939.1	925.1
Europe (2):
France	1,265.6	1,338.8
Germany	5,429.5	5,721.2
Spain	2,834.8	3,031.6
Latin America (2):
Argentina	185.3	190.1
Brazil	1,592.1	1,996.5
Chile	510.1	575.7
Colombia	231.2	286.8
Costa Rica	106.8	105.6
Mexico	859.1	1,044.4
Paraguay	86.4	92.3
Peru	805.6	832.9
Total long-lived assets	$45,299.2	$46,878.9
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
The following customers within the property and services segments individually accounted for 10% or more of the Company’s consolidated operating revenues for the years ended December 31,:

	2024	2023	2022
T-Mobile	19%	19%	20%
AT&T	18%	18%	19%
Verizon Wireless	13%	14%	13%
Telefónica	10%	10%	10%
21.    RELATED PARTY TRANSACTIONS
During the years ended December 31, 2024, 2023 and 2022, the Company had no significant related party transactions.

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
On January 4, 2024, the Company, through ATC TIPL, entered into an agreement with Data Infrastructure Trust (“DIT”), an infrastructure investment trust sponsored by an affiliate of Brookfield Asset Management, pursuant to which DIT agreed to acquire a 100% ownership interest in ATC TIPL (the “ATC TIPL Transaction”). Per the terms of the agreement, total aggregate consideration represented up to approximately 210 billion Indian Rupees (“INR”) (approximately $2.5 billion), including the value of the VIL OCDs and the VIL Shares (each as defined and further discussed in note 11), payments on certain existing customer receivables, the repayment of existing intercompany debt and the repayment, or assumption, of the Company’s existing term loan in India, by DIT.
During the year ended December 31, 2024, ATC TIPL distributed approximately 29.6 billion INR (approximately $354.1 million) to the Company, which included the value of the VIL Shares and the VIL OCDs and the satisfaction of the economic benefit associated with the rights to payments on certain existing customer receivables. The distributions were deducted from the total aggregate consideration received by the Company at closing.
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
The Company recorded a loss on the sale of ATC TIPL of $1.2 billion, which primarily included the reclassification of the Company’s cumulative translation adjustment in India upon exiting the market of $1.1 billion. The loss on sale of ATC TIPL is included in Loss from discontinued operations, net of taxes in the consolidated statements of operations for year ended December 31, 2024.

Proceeds received at closing	$2,158.8
Net assets at closing	(2,257.6)
Loss on sale	$(98.8)
Deal costs	(20.5)
Contingent liability for tax indemnification	(53.9)
Reclassification of cumulative translation adjustment	(1,072.3)
Total loss on sale included in loss from discontinued operations, net of taxes	$(1,245.5)
Under the terms of the Company’s agreement with DIT, the Company is obligated to indemnify DIT with respect to certain tax-related liabilities that may arise from activities prior to the completion of the sale. The Company has recorded a $53.9 million contingent indemnification liability related to uncertain tax positions taken by ATC TIPL prior to the completion of the sale. The contingent indemnification liability is recorded in Other non-current liabilities in the consolidated balance sheets as of December 31, 2024.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Assets of discontinued operations consisted of the following:

	As of
	December 31, 2024	December 31, 2023
Cash and cash equivalents	$—	$219.6
Restricted cash	—	0.4
Accounts receivable, net	—	122.2
Prepaid and other current assets (1)	—	387.4
Total current assets of discontinued operations	$—	$729.6
Property and equipment, net	$—	$925.6
Goodwill	—	555.5
Other intangible assets, net	—	588.4
Deferred rent	—	43.6
Right-of-use asset	—	673.7
Notes receivable and other non-current assets		34.1
Total non-current assets of discontinued operations	$—	$2,820.9
Total assets of discontinued operations	$—	$3,550.5
_______________
(1)    As of December 31, 2023, includes the VIL OCDs.
Liabilities of discontinued operations consisted of the following:

	As of
	December 31, 2024	December 31, 2023
Accounts payable	$—	$7.4
Accrued expenses	—	227.8
Accrued interest	—	2.8
Current portion of operating lease liability	—	104.2
Current portion of long-term obligations	—	120.2
Unearned revenue	—	0.9
Total current liabilities of discontinued operations	$—	$463.3
Operating lease liability	—	623.4
Asset retirement obligation	—	78.2
Deferred tax liability	—	50.8
Other non-current liabilities	—	70.8
Total non-current liabilities of discontinued operations	$—	$823.2
Total liabilities of discontinued operations	$—	$1,286.5
Current portion of long-term obligations—Long-term obligations, including the current portion, includes the India Term Loan (as defined below). Interest expense associated with the India Term Loan is included within Loss from discontinued operations, net of taxes in the consolidated statements of operations for the years ended December 31, 2024 and 2023.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
The following table presents key components of Loss from discontinued operations, net of taxes in the consolidated statements of operations:

	Year Ended December 31,
	2024 (1)	2023	2022
Revenue	$911.2	$1,132.0	$1,065.7
Cost of operations	(473.8)	(699.1)	(694.6)
Depreciation, amortization and accretion	(96.0)	(158.0)	(190.2)
Selling, general, administrative and development expense	(58.7)	(46.5)	(70.2)
Other operating expense (2)	(6.7)	(7.0)	(497.0)
Loss on sale of ATC TIPL (3)	(1,245.5)	—	—
Goodwill impairment	—	(322.0)	—
Operating loss	(969.5)	(100.6)	(386.3)
Interest income	30.7	24.8	22.5
Interest expense	(7.6)	(10.0)	(0.5)
Other income (expense), net	46.5	77.8	(1.0)
Loss from discontinued operations before taxes	$(899.9)	$(8.0)	$(365.3)
Income tax provision (benefit)	78.4	63.4	(88.8)
Loss from discontinued operations, net of taxes	$(978.3)	$(71.4)	$(276.5)
_______________
(1)Includes the results of operations for ATC TIPL through September 12, 2024.
(2)For the year ended December 31, 2022, primarily includes impairment charges, as discussed below.
(3)Primarily includes the reclassification of the Company’s cumulative translation adjustment in India upon exiting the market of $1.1 billion.
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
The Company concluded that a triggering event occurred during the year ended December 31, 2023 with respect to its India reporting unit primarily due to indications of value received from third parties in connection with the Company’s review of various strategic alternatives for its India operations, which concluded in the ATC TIPL Transaction (as defined in note 22). As a result, the Company performed an interim quantitative goodwill impairment test as of September 30, 2023, using, among other things, the information obtained from third parties to compare the estimated fair value of the India reporting unit to its carrying amount, including goodwill. The result of the Company’s interim goodwill impairment test as of September 30, 2023

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
indicated that the carrying amount of the Company's India reporting unit exceeded its estimated fair value. As a result, the Company recorded a goodwill impairment charge of $322.0 million during the three months ended September 30, 2023.
The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following table presents key cash flow and non-cash information related to discontinued operations:

	Year Ended December 31,
	2024 (1)	2023	2022
Proceeds from the sale of ATC TIPL	$2,158.8	$—	$—
Capital expenditures	(52.3)	(111.9)	(123.0)

Significant non-cash items:
Depreciation, amortization and accretion	96.0	158.0	190.2
Stock-based compensation expense	10.9	12.4	7.6
Impairments, net loss on sale of long-lived assets, non-cash restructuring and merger related expenses	(2.3)	318.2	500.3
(Gain) loss on investments, unrealized foreign currency (gain) loss and other non-cash expense	(30.7)	(82.5)	14.0
Loss on sale of ATC TIPL (2)	1,245.5	—	—
_______________
(1)Includes the cash flows for ATC TIPL through September 12, 2024.
(2)Primarily includes the reclassification of the Company’s cumulative translation adjustment in India upon exiting the market of $1.1 billion.
Transition Services Agreement—In connection with the ATC TIPL Transaction, the Company entered into a Transition Services Agreement (the “TSA”) with DIT, pursuant to which the Company agreed to provide certain information technology, finance, accounting and human resources services to support DIT in the ongoing operation of the business for a period of time post-closing. Income and expenses recognized under the TSA were not significant for the year ended December 31, 2024.
23.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
During the year ended December 31, 2024, the Company completed the sale of ATC TIPL. The divestiture qualified for presentation as discontinued operations. See Note 22 for further discussion. Historical financial information included in this Annual Report on Form 10-K has been adjusted to reflect the operating results of ATC TIPL as discontinued operations for all periods presented.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Selected quarterly financial data for the years ended December 31, 2024 and 2023 is as follows (in millions, except per share data):

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2024:
Operating revenues	$2,512.6	$2,544.7	$2,522.3	$2,547.6	$10,127.2
Operating income	1,141.0	1,156.2	1,139.2	1,080.1	4,516.5
Net income from continuing operations attributable to American Tower common stockholders	825.7	761.8	416.2	1,229.6	3,233.3
Net income (loss) from discontinued operations attributable to American Tower common stockholders	91.7	138.5	(1,208.5)	—	(978.3)
Net income (loss) attributable to American Tower Corporation common stockholders	917.4	900.3	(792.3)	1,229.6	2,255.0
Earnings per Share:
Basic net income from continuing operations attributable to American Tower Corporation common stockholders	$1.77	$1.63	$0.89	$2.63	$6.92
Basic net income (loss) from discontinued operations attributable to American Tower Corporation common stockholders per common share	0.20	0.30	(2.59)	—	(2.09)
Basic net income (loss) attributable to American Tower Corporation common stockholders per common share	$1.97	$1.93	$(1.70)	$2.63	$4.83
Diluted net income from continuing operations attributable to American Tower Corporation common stockholders	$1.77	$1.63	$0.89	$2.62	$6.91
Diluted net income (loss) from discontinued operations attributable to American Tower Corporation common stockholders	0.20	0.30	(2.58)	—	(2.09)
Diluted net income (loss) attributable to American Tower Corporation common stockholders per common share	$1.96	$1.92	$(1.69)	$2.62	$4.82

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2023:
Operating revenues	$2,520.4	$2,514.6	$2,521.1	$2,456.1	$10,012.2
Operating income	747.0	852.7	913.0	612.8	3,125.5
Net income from continuing operations attributable to American Tower common stockholders	324.6	435.3	784.4	10.4	1,554.7
Net income (loss) from discontinued operations attributable to American Tower common stockholders	11.2	40.4	(197.5)	74.5	(71.4)
Net income attributable to American Tower Corporation common stockholders	335.8	475.7	586.9	84.9	1,483.3
Earnings per Share:
Basic net income from continuing operations attributable to American Tower Corporation common stockholders	$0.70	$0.93	$1.68	$0.02	$3.34
Basic net income (loss) from discontinued operations attributable to American Tower Corporation common stockholders per common share	0.02	0.09	(0.42)	0.16	(0.15)
Basic net income attributable to American Tower Corporation common stockholders per common share	$0.72	$1.02	$1.26	$0.18	$3.18
Diluted net income from continuing operations attributable to American Tower Corporation common stockholders	$0.70	$0.93	$1.68	$0.02	$3.33
Diluted net income (loss) from discontinued operations attributable to American Tower Corporation common stockholders	0.02	0.09	(0.42)	0.16	(0.15)
Diluted net income attributable to American Tower Corporation common stockholders per common share	$0.72	$1.02	$1.26	$0.18	$3.18

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
24.   SUBSEQUENT EVENTS
Repayment of 2.950% Senior Notes—On January 14, 2025, the Company repaid $650.0 million aggregate principal amount of the Company’s 2.950% senior unsecured notes due 2025 (the “2.950% Notes”) upon their maturity. The 2.950% Notes were repaid using cash on hand and borrowings under the 2021 Multicurrency Credit Facility. Upon completion of the repayment, none of the 2.950% Notes remained outstanding.
Amendments to Bank Facilities—On January 28, 2025, the Company amended its (i) 2021 Multicurrency Credit Facility, (ii) 2021 Credit Facility and (iii) 2021 Term Loan.
These amendments, among other things,
i.extend the maturity dates of the 2021 Multicurrency Credit Facility and the 2021 Credit Facility to January 28, 2028 and January 28, 2030, respectively;
ii.extend the maturity date of the 2021 Term Loan to January 28, 2028; and
iii.update the Applicable Margins (as defined in the loan agreements).
Sale of South Africa Fiber—The Company, through its subsidiary ATC South Africa Wireless Infrastructure Proprietary Limited, entered into an agreement, which received government approval on February 13, 2025, pursuant to which it expects to sell one of its subsidiaries in South Africa that holds fiber assets (“South Africa Fiber”) for total aggregate consideration of 2.5 billion South African Rand (approximately $132.7 million) subject to certain adjustments. The Company expects to complete the sale during the first quarter of 2025. South Africa Fiber’s operating results are included within the Africa & APAC property segment.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
SCHEDULE III—SCHEDULE OF REAL ESTATE
AND ACCUMULATED DEPRECIATION
(dollars in millions)

Description		Encumbrances		Initial cost to company	Cost capitalized subsequent to acquisition	Gross amount carried at close of current period		Accumulated depreciation at close of current period	Date of construction	Date acquired	Life on which depreciation in latest income statements is computed
148,097	Sites (1)	$2,325.0	(2)	(3)	(3)	$20,721.1	(5)	$(8,494.3)	Various	Various	Up to 30 years
29	Data Centers	—		(4)	(4)	6,861.4	(5)	(1,189.3)	Various	Various	Up to 40 years
_______________
(1)    No single site exceeds 5% of the total amounts indicated in the table above.
(2)    Certain assets secure debt of $2.3 billion.
(3)    The Company has omitted this information, as it would be impracticable to compile such information on a site-by-site basis.
(4)    The Company has aggregated data center information on a basis consistent with its tower portfolio.
(5)    Does not include those sites under construction.

	2024	2023	2022
Gross amount at beginning	$28,239.2	$27,060.9	$23,948.9
Additions during period:
Acquisitions (1)	91.8	105.2	288.1
Discretionary capital projects (2)	846.6	860.2	398.0
Discretionary ground lease purchases (3)	130.5	126.0	502.0
Redevelopment capital expenditures (4)	335.8	451.5	335.9
Capital improvements (5)	154.4	192.7	155.4
Start-up capital expenditures (6)	79.6	136.7	227.0
Other (7)	416.7	(11.6)	1,672.6
Total additions	2,055.4	1,860.7	3,579.0
Deductions during period:
Cost of real estate sold or disposed	(252.4)	(202.8)	(257.6)
Other (8)	(2,459.7)	(479.6)	(209.4)
Total deductions:	(2,712.1)	(682.4)	(467.0)
Balance at end	$27,582.5	$28,239.2	$27,060.9
Amounts related to discontinued operations	$—	$1,516.6	$1,435.5

	2024	2023	2022
Gross amount of accumulated depreciation at beginning	$(9,820.6)	$(8,669.5)	$(7,548.1)
Additions during period:
Depreciation	(1,002.3)	(1,353.5)	(1,373.3)
Other	—	—	—
Total additions	(1,002.3)	(1,353.5)	(1,373.3)
Deductions during period:
Amount of accumulated depreciation for assets sold or disposed	166.0	89.0	128.9
Other (8)	973.3	113.4	123.0
Total deductions	1,139.3	202.4	251.9
Balance at end	$(9,683.6)	$(9,820.6)	$(8,669.5)
Amounts related to discontinued operations	$—	$(598.7)	$(528.1)
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
(8)Primarily includes foreign currency exchange rate fluctuations and other deductions. For the year ended December 31, 2024, includes the impact of the sales of ATC TIPL, ATC Australia and ATC New Zealand. For the year ended December 31, 2023, includes the impact of the sales of Mexico Fiber and ATC Poland.