Form 10-Q
period 2025-03-31
AMERICAN TOWER CORP /MA/
filed 2025-04-29
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2025.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of April 22, 2025, there were 468,138,245 shares of common stock outstanding.

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,103.7	$1,999.6
Restricted cash	135.5	108.6
Accounts receivable, net	683.3	540.0
Prepaid and other current assets	583.6	530.6
Total current assets	3,506.1	3,178.8
PROPERTY AND EQUIPMENT, net	19,266.0	19,056.8
GOODWILL	11,921.5	11,768.1
OTHER INTANGIBLE ASSETS, net	14,642.5	14,474.3
DEFERRED TAX ASSET	133.0	122.7
DEFERRED RENT ASSET	3,728.1	3,710.2
RIGHT-OF-USE ASSET	8,166.6	8,089.6
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	691.8	676.9
TOTAL	$62,055.6	$61,077.4
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$199.6	$240.8
Accrued expenses	1,121.1	1,082.0
Distributions payable	816.2	780.3
Accrued interest	325.2	373.6
Current portion of operating lease liability	592.5	576.7
Current portion of long-term obligations	2,816.9	3,693.0
Unearned revenue	450.5	329.2
Total current liabilities	6,322.0	7,075.6
LONG-TERM OBLIGATIONS	34,045.4	32,808.8
OPERATING LEASE LIABILITY	6,928.8	6,875.6
ASSET RETIREMENT OBLIGATIONS	2,445.3	2,393.8
DEFERRED TAX LIABILITY	1,357.9	1,262.0
OTHER NON-CURRENT LIABILITIES	1,019.9	1,012.9
Total liabilities	52,119.3	51,428.7
COMMITMENTS AND CONTINGENCIES
EQUITY (shares in thousands):
Common stock: $0.01 par value; 1,000,000 shares authorized; 479,131 and 478,388 shares issued; and 468,127 and 467,384 shares outstanding, respectively	4.8	4.8
Additional paid-in capital	15,077.7	15,057.3
Distributions in excess of earnings	(4,732.5)	(4,424.1)
Accumulated other comprehensive loss	(5,514.0)	(5,954.6)
Treasury stock (11,004 shares at cost)	(1,301.2)	(1,301.2)
Total American Tower Corporation equity	3,534.8	3,382.2
Noncontrolling interests	6,401.5	6,266.5
Total equity	9,936.3	9,648.7
TOTAL	$62,055.6	$61,077.4
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended March 31,
	2025	2024
REVENUES:
Property	$2,488.2	$2,482.4
Services	74.6	30.2
Total operating revenues	2,562.8	2,512.6
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property	599.6	605.0
Services	34.9	13.9
Depreciation, amortization and accretion	492.5	508.8
Selling, general, administrative and development expense	237.5	244.3
Other operating income	(55.8)	(0.4)
Total operating expenses	1,308.7	1,371.6
OPERATING INCOME	1,254.1	1,141.0
OTHER INCOME (EXPENSE):
Interest income	26.9	31.0
Interest expense	(325.3)	(363.8)
Other (expense) income (including foreign currency (losses) gains of $(345.7) and $127.7 respectively)	(338.2)	113.1
Total other expense	(636.6)	(219.7)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	617.5	921.3
Income tax provision	(118.9)	(91.3)
NET INCOME FROM CONTINUING OPERATIONS	498.6	830.0
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	91.7
NET INCOME	498.6	921.7
Net income attributable to noncontrolling interests	(9.9)	(4.3)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$488.7	$917.4
NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$488.7	$825.7
NET INCOME FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$—	$91.7
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income from continuing operations attributable to American Tower Corporation common stockholders	$1.05	$1.77
Basic net income from discontinued operations attributable to American Tower Corporation common stockholders	—	0.20
Basic net income attributable to American Tower Corporation common stockholders	$1.05	$1.97
Diluted net income from continuing operations attributable to American Tower Corporation common stockholders	$1.04	$1.77
Diluted net income from discontinued operations attributable to American Tower Corporation common stockholders	—	0.20
Diluted net income attributable to American Tower Corporation common stockholders	$1.04	$1.96
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	467,640	466,519
DILUTED	468,519	467,660
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31,
	2025	2024
Net income	$498.6	$921.7
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax benefit of $(0.0) and $(0.2), respectively	593.6	(431.2)
Other comprehensive income (loss)	593.6	(431.2)
Comprehensive income	1,092.2	490.5
Comprehensive (income) loss attributable to noncontrolling interests	(162.9)	88.4
Comprehensive income attributable to American Tower Corporation stockholders	$929.3	$578.9
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$498.6	$921.7
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, amortization and accretion	492.5	549.4
Stock-based compensation expense	53.4	64.9
Other non-cash items reflected in statements of operations	351.3	(41.8)
Increase in net deferred rent balances	(17.1)	(79.0)
Right-of-use asset and Operating lease liability, net	15.6	8.8
Changes in unearned revenue	109.8	130.4
Increase in assets	(155.8)	(99.3)
Decrease in liabilities	(53.3)	(171.5)
Cash provided by operating activities	1,295.0	1,283.6
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(331.1)	(396.7)
Payments for acquisitions, net of cash acquired	(147.6)	(44.7)
Proceeds from sale of short-term investments and other non-current assets	137.7	6.0
Deposits and other	(9.1)	(0.7)
Cash used for investing activities	(350.1)	(436.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	—	8.7
Borrowings under credit facilities	850.0	2,790.5
Proceeds from issuance of senior notes, net	998.0	1,293.0
Proceeds from other borrowings	1.2	—
Repayments of notes payable, credit facilities, senior notes, secured debt, term loans and finance leases	(1,840.7)	(3,568.4)
Distributions to noncontrolling interest holders	(29.0)	(160.6)
Contributions from noncontrolling interest holders	0.8	101.4
Proceeds from stock options	19.2	13.9
Distributions paid on common stock	(768.5)	(802.1)
Deferred financing costs and other financing activities	(74.8)	(66.6)
Cash used for financing activities	(843.8)	(390.2)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	29.9	(34.0)
NET INCREASE IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	131.0	423.3
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	2,108.2	2,093.4
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$2,239.2	$2,516.7
CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $1.6 AND $3.4, RESPECTIVELY)	$32.9	$66.5
CASH PAID FOR INTEREST	$370.1	$442.3
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment under finance leases and perpetual easements	$1.4	$3.6
Decrease in accounts payable and accrued expenses for purchases of property and equipment and construction activities	$(41.1)	$(54.6)
Distributions to noncontrolling interest holders	$—	$(37.5)
Contributions from noncontrolling interest holders	$—	$37.5
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Three Months Ended March 31, 2025 and 2024	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2024	477,300	$4.8	(11,004)	$(1,301.2)	$14,872.9	$(5,739.5)	$(3,638.8)	$6,667.2	$10,865.4
Stock-based compensation related activity	668	0.0	—	—	30.5	—	—	—	30.5
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(338.5)	—	(92.7)	(431.2)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	138.9	138.9
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(103.8)	(103.8)
Common stock distributions declared	—	—	—	—	—	—	(759.8)	—	(759.8)
Net income	—	—	—	—	—	—	917.4	4.3	921.7
BALANCE, MARCH 31, 2024	477,968	$4.8	(11,004)	$(1,301.2)	$14,903.4	$(6,078.0)	$(3,481.2)	$6,613.9	$10,661.7

BALANCE, JANUARY 1, 2025	478,388	$4.8	(11,004)	$(1,301.2)	$15,057.3	$(5,954.6)	$(4,424.1)	$6,266.5	$9,648.7
Stock-based compensation related activity	743	0.0	—	—	20.4	—	—	—	20.4
Foreign currency translation adjustment, net of tax	—	—	—	—	—	440.6	—	153.0	593.6
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	0.8	0.8
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(28.7)	(28.7)
Common stock distributions declared	—	—	—	—	—	—	(797.1)	—	(797.1)
Net income	—	—	—	—	—	—	488.7	9.9	498.6
BALANCE, MARCH 31, 2025	479,131	$4.8	(11,004)	$(1,301.2)	$15,077.7	$(5,514.0)	$(4,732.5)	$6,401.5	$9,936.3

See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated and condensed consolidated financial statements have been prepared by American Tower Corporation (together with its subsidiaries, “ATC” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included. The consolidated and condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the entire year.
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
As of March 31, 2025, the Company holds (i) a 52% controlling interest in subsidiaries whose holdings consist of the Company’s operations in France, Germany and Spain (such subsidiaries collectively, “ATC Europe”) (Allianz and CDPQ (each as defined in note 11) hold the noncontrolling interests), (ii) a 51% controlling interest in a joint venture whose holdings consist of the Company’s operations in Bangladesh (Confidence Tower Holdings Ltd. (“Confidence Group”) holds the noncontrolling interest) and (iii) a controlling common equity interest of approximately 71% in the Company’s U.S. data center business (Stonepeak (as defined and further discussed in note 11) holds approximately 29% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity). As of March 31, 2025, ATC Europe holds an 87% and an 83% controlling interest in subsidiaries that consist of the Company’s operations in Germany and Spain, respectively (PGGM holds the noncontrolling interests). See note 11 for a discussion of changes to the Company’s noncontrolling interests during the three months ended March 31, 2025 and 2024.
Change in Reportable Segments— During the fourth quarter of 2024, following recent divestitures, including the ATC TIPL Transaction (as defined in note 15), and changes to its organizational structure, the Company’s Asia-Pacific (“APAC”) property segment and its Africa property segment were combined into the Africa & APAC property segment. As a result, the Company has six reportable segments: U.S. & Canada property (which includes all assets in the United States and Canada, other than the Company’s data center facilities and related assets), Africa & APAC property, Europe property, Latin America property, Data Centers and Services, which are discussed further in note 14. The change in reportable segments had no impact on the Company’s consolidated financial statements for any periods. Historical financial information included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) has been adjusted to reflect the change in reportable segments.
Sale of South Africa Fiber—On March 6, 2025, the Company, through its subsidiary ATC South Africa Wireless Infrastructure Proprietary Limited, completed the sale of its fiber assets in South Africa (“South Africa Fiber”) for total consideration of 2.5 billion South African Rand (approximately $137.7 million at the date of closing), resulting in a gain on the sale of approximately $53.6 million, which was included in Other operating income in the accompanying consolidated statements of operations. As a result of the transaction, the Company disposed of $6.1 million of goodwill based on the relative fair value of South Africa Fiber and the portion of the applicable goodwill reporting unit that was expected to be retained. Prior to the divestiture, South Africa Fiber’s operating results were included within the Africa & APAC property segment.

Proceeds received at closing	$137.7
Net assets at closing	(84.1)
Total gain on sale included in Other operating expenses (1)	$53.6
_______________
(1)Excludes an estimated $20.8 million of taxes payable.
Significant Accounting Policies—The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements included in the 2024 Form 10-K. There have been no material changes to

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
the Company’s significant accounting policies during the three months ended March 31, 2025, other than those noted below.
Cash and Cash Equivalents and Restricted Cash—The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statements of cash flows is as follows:

	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents	$2,103.7	$2,217.0
Restricted cash	135.5	127.3
Cash and cash equivalents included in assets of discontinued operations	—	172.1
Restricted cash included in assets of discontinued operations	—	0.3
Total cash, cash equivalents and restricted cash	$2,239.2	$2,516.7
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
Non-lease property revenue—Non-lease property revenue consists primarily of revenue generated from DAS networks, fiber and other property related revenue. DAS networks and fiber arrangements generally require that the Company provide the tenant the right to use available capacity on the applicable communications infrastructure. Performance obligations are satisfied over time for the duration of the arrangements. Non-lease property revenue also includes revenue generated from interconnection offerings in the Company’s data center facilities. Interconnection offerings are generally contracted on a month-to-month basis and are cancellable by the Company or the data center customer at any time. Performance obligations are satisfied over time for the duration of the arrangements. Other property related revenue streams, which include site inspections, are not material on either an individual or consolidated basis. There were no material changes in the receivables, contract assets and contract liabilities from contracts with customers for the three months ended March 31, 2025.
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
A summary of revenue disaggregated by source and geography is as follows:

Three Months Ended March 31, 2025	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$74.7	$12.0	$2.8	$26.0	$35.9	$151.4
Services revenue	74.6	—	—	—	—	74.6
Total non-lease revenue	$149.3	$12.0	$2.8	$26.0	$35.9	$226.0
Property lease revenue	1,223.6	321.6	210.2	373.2	208.2	2,336.8
Total revenue	$1,372.9	$333.6	$213.0	$399.2	$244.1	$2,562.8

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Three Months Ended March 31, 2024	U.S. & Canada	Africa & APAC (1)	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$72.9	$6.1	$3.5	$28.7	$31.6	$142.8
Services revenue	30.2	—	—	—	—	30.2
Total non-lease revenue	$103.1	$6.1	$3.5	$28.7	$31.6	$173.0
Property lease revenue	1,237.8	291.0	201.0	416.8	193.0	2,339.6
Total revenue	$1,340.9	$297.1	$204.5	$445.5	$224.6	$2,512.6
_______________
(1)Excludes the operating results of ATC TIPL (as defined in note 15), which are reported as discontinued operations. See note 15 for further discussion.
Property revenue for the three months ended March 31, 2025 and 2024 includes straight-line revenue of $17.1 million and $79.1 million, respectively.
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
Accounting Standards Updates—In December 2023, the FASB issued guidance which requires public entities to provide enhanced income tax disclosures on an annual basis. The new guidance requires an expanded rate reconciliation and the disaggregation of cash taxes paid by U.S. federal, U.S. state and foreign jurisdictions. The updated guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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
2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	As of
	March 31, 2025	December 31, 2024
Prepaid assets	$93.6	$82.6
Prepaid income tax	85.8	77.2
Unbilled receivables	243.1	189.3
Value added tax and other consumption tax receivables	41.9	55.5
Other miscellaneous current assets	119.2	126.0
Prepaid and other current assets	$583.6	$530.6
3.    LEASES
The Company determines if an arrangement is a lease at the inception of the agreement. The Company considers an arrangement to be a lease if it conveys the right to control the use of the communications infrastructure or ground space underneath communications infrastructure for a period of time in exchange for consideration. The Company is both a lessor and a lessee.
During the three months ended March 31, 2025, the Company made no changes to the methods described in note 4 to its consolidated financial statements included in the 2024 Form 10-K. As of March 31, 2025, the Company does not have any material related party leases as either a lessor or a lessee. To the extent there are any intercompany leases, these are eliminated in consolidation.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Lessor— Historically, the Company has been able to successfully renew its applicable leases as needed to ensure continuation of its revenue. Accordingly, the Company assumes that it will have access to the communications infrastructure or ground space underlying its sites when calculating future minimum rental receipts through the end of the respective terms. Future minimum rental receipts expected under non-cancellable operating lease agreements as of March 31, 2025 were as follows:

Fiscal Year	Amount (1) (2)
Remainder of 2025	$6,102.5
2026	7,922.6
2027	7,759.7
2028	6,441.4
2029	6,094.8
Thereafter	20,768.3
Total	$55,089.3
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
(2)Balances represent contractual amounts owed with no adjustments made for expected collectibility.
If incentives are present in the Company’s leases, they are evaluated to determine proper treatment and, to the extent present, are recorded in Other current assets and Other non-current assets in the consolidated balance sheets and amortized on a straight line basis over the corresponding lease term as a non-cash reduction to revenue. As of March 31, 2025, the remaining weighted average amortization period of the Company’s lease incentives was 9 years. As of March 31, 2025, Other current assets and Other non-current assets include $38.3 million and $334.6 million, respectively, for lease incentives.
Lessee—The Company assesses its right-of-use asset and other lease-related assets for impairment, as described in note 1 to the Company’s consolidated financial statements included in the 2024 Form 10-K. There were no material impairments recorded related to these assets during the three months ended March 31, 2025 and 2024.
The Company leases certain land, buildings, equipment and office space under operating leases and land and improvements, towers, equipment and vehicles under finance leases. As of March 31, 2025, operating lease assets were included in Right-of-use asset and finance lease assets were included in Property and equipment, net in the consolidated balance sheet. During the three months ended March 31, 2025, there were no material changes in the terms and provisions of the Company’s operating leases in which the Company is a lessee. There were no material changes in finance lease assets and liabilities during the three months ended March 31, 2025.
Information about other lease-related balances is as follows:

	As of
	March 31, 2025	December 31, 2024
Operating leases:
Right-of-use asset	$8,166.6	$8,089.6

Current portion of lease liability	$592.5	$576.7
Lease liability	6,928.8	6,875.6
Total operating lease liability	$7,521.3	$7,452.3
The weighted-average remaining lease terms and incremental borrowing rates are as follows:

	As of
	March 31, 2025	December 31, 2024
Operating leases:
Weighted-average remaining lease term (years)	13.7	14.3
Weighted-average incremental borrowing rate	6.5%	6.5%
The following table sets forth the components of lease cost:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$273.2	$283.2
Variable lease costs not included in lease liability (1)	86.3	87.1
______________
(1)Primarily includes property tax paid on behalf of the landlord.
Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2025	2024 (3)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(310.7)	$(365.9)

Non-cash items:
New operating leases (1)	$60.0	$39.1
Operating lease modifications and reassessments (2)	$77.4	$593.9
______________
(1)Amount includes new operating leases and leases acquired in connection with acquisitions.
(2)For the three months ended March 31, 2024, reflects a $515 million increase as a result of the Company’s change in estimated useful lives on January 1, 2024, as additional renewal options may be included.
(3)Cash flows related to discontinued operations for the three months ended March 31, 2024 have not been segregated and are included in the consolidated balances for cash flow purposes.

As of March 31, 2025, the Company does not have material operating or financing leases that have not yet commenced.
Maturities of operating lease liabilities as of March 31, 2025 were as follows:

Fiscal Year	Operating Lease (1)
Remainder of 2025	$727.9
2026	955.6
2027	915.9
2028	872.3
2029	829.5
Thereafter	7,336.9
Total lease payments	11,638.1
Less amounts representing interest	(4,116.8)
Total lease liability	7,521.3
Less current portion of lease liability	592.5
Non-current lease liability	$6,928.8
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
4.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying value of goodwill for each of the Company’s business segments were as follows:

	Property					Services	Total (1)
	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers
Balance as of January 1, 2025	$4,634.7	$516.5	$2,862.3	$832.6	$2,920.0	$2.0	$11,768.1
Other (1)	—	(6.1)	—	—	—	—	(6.1)
Effect of foreign currency translation	(0.0)	5.0	128.2	26.3	—	—	159.5
Balance as of March 31, 2025	$4,634.7	$515.4	$2,990.5	$858.9	$2,920.0	$2.0	$11,921.5
_______________
(1)Other represents the goodwill associated with the sale of South Africa Fiber, which was sold during the three months ended March 31, 2025.
The Company’s other intangible assets subject to amortization consisted of the following:

		As of March 31, 2025			As of December 31, 2024
	Estimated Useful Lives (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired network location intangibles (1)	Up to 30	$5,452.5	$(2,696.7)	$2,755.8	$5,365.4	$(2,659.8)	$2,705.6
Acquired tenant-related intangibles	Up to 30	17,987.1	(6,989.9)	10,997.2	17,666.0	(6,823.7)	10,842.3
Acquired licenses and other intangibles	2-30	1,389.3	(499.8)	889.5	1,406.8	(480.4)	926.4
Total other intangible assets		$24,828.9	$(10,186.4)	$14,642.5	$24,438.2	$(9,963.9)	$14,474.3
_______________
(1)Acquired network location intangibles are amortized over the remaining estimated useful life of the tower, taking into account residual value, generally up to 30 years, as the Company considers these intangibles to be directly related to the tower assets.
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
The Company amortizes its acquired intangible assets on a straight-line basis over their estimated useful lives. As of March 31, 2025, the remaining weighted average amortization period of the Company’s intangible assets was 20 years. Amortization of intangible assets for the three months ended March 31, 2025 and 2024 was $214.1 million and $229.4 million, respectively. Based on current exchange rates, the Company expects to record amortization expense as follows over the remainder of the current year and the five subsequent years:

Fiscal Year	Amount
Remainder of 2025	$647.2
2026	828.2
2027	812.7
2028	803.6
2029	787.0
2030	775.4

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
5.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of
	March 31, 2025	December 31, 2024
Accrued construction costs	$158.1	$166.7
Accrued income tax payable	47.9	20.6
Accrued pass-through costs	60.4	56.8
Amounts payable for acquisitions (1)	101.9	106.4
Amounts payable to tenants	67.8	74.7
Accrued property and real estate taxes	197.8	199.3
Accrued rent	54.8	54.7
Payroll and related withholdings	90.1	129.6
Other accrued expenses	342.3	273.2
Total accrued expenses	$1,121.1	$1,082.0
_______________
(1)As of March 31, 2025 and December 31, 2024 includes $100.6 million and $94.9 million, respectively, of deferred payments, including post-closing adjustments, associated with the Company’s acquisition of the European and Latin American tower divisions from Telxius Telecom, S.A. in 2021 (the “Telxius Acquisition”) due in 2025.
6.    LONG-TERM OBLIGATIONS
Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums and debt issuance costs, consisted of the following:

	As of
	March 31, 2025	December 31, 2024	Maturity Date
2021 Multicurrency Credit Facility (1)	$50.0	$—	January 28, 2028
2021 Term Loan (1)	997.5	997.9	January 28, 2028
2021 Credit Facility (1)	360.0	—	January 28, 2030
2.950% senior notes (2)	—	650.0	January 15, 2025
2.400% senior notes (3)	—	749.7	March 15, 2025
1.375% senior notes (4) (5)	540.8	517.3	April 4, 2025
4.000% senior notes	749.8	749.4	June 1, 2025
1.300% senior notes	499.5	499.3	September 15, 2025
4.400% senior notes	499.5	499.3	February 15, 2026
1.600% senior notes	698.8	698.5	April 15, 2026
1.950% senior notes (5)	539.7	516.4	May 22, 2026
1.450% senior notes	597.8	597.4	September 15, 2026
3.375% senior notes	997.0	996.6	October 15, 2026
3.125% senior notes	399.4	399.3	January 15, 2027
2.750% senior notes	748.2	748.0	January 15, 2027
0.450% senior notes (5)	809.1	774.1	January 15, 2027
0.400% senior notes (5)	538.5	515.0	February 15, 2027
3.650% senior notes	646.8	646.4	March 15, 2027
4.125% senior notes (5)	646.6	618.5	May 16, 2027
3.55% senior notes	748.1	747.9	July 15, 2027
3.600% senior notes	697.2	697.0	January 15, 2028
0.500% senior notes (5)	807.7	772.6	January 15, 2028
1.500% senior notes	648.0	647.8	January 31, 2028
5.500% senior notes	695.4	695.0	March 15, 2028
5.250% senior notes	645.5	645.2	July 15, 2028
5.800% senior notes	744.9	744.6	November 15, 2028
5.200% senior notes	644.1	643.7	February 15, 2029
3.950% senior notes	595.1	594.8	March 15, 2029

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

0.875% senior notes (5)	808.0	773.0	May 21, 2029
3.800% senior notes	1,641.0	1,640.5	August 15, 2029
2.900% senior notes	745.4	745.1	January 15, 2030
5.000% senior notes	593.5	593.2	January 31, 2030
4.900% senior notes	643.9	—	March 15, 2030
3.900% senior notes (5)	536.2	512.9	May 16, 2030
2.100% senior notes	744.4	744.1	June 15, 2030
0.950% senior notes (5)	536.0	512.6	October 5, 2030
1.875% senior notes	794.5	794.3	October 15, 2030
2.700% senior notes	695.8	695.6	April 15, 2031
4.625% senior notes (5)	535.0	511.7	May 16, 2031
2.300% senior notes	693.8	693.6	September 15, 2031
1.000% senior notes (5)	697.9	667.6	January 15, 2032
4.050% senior notes	643.9	643.7	March 15, 2032
5.650% senior notes	791.6	791.4	March 15, 2033
1.250% senior notes (5)	535.4	512.1	May 21, 2033
5.550% senior notes	841.6	841.4	July 15, 2033
5.900% senior notes	742.3	742.2	November 15, 2033
5.450% senior notes	640.8	640.6	February 15, 2034
4.100% senior notes (5)	533.8	510.5	May 16, 2034
5.400% senior notes	592.0	591.9	January 31, 2035
5.350% senior notes	346.1	—	March 15, 2035
3.700% senior notes	592.6	592.6	October 15, 2049
3.100% senior notes	1,038.9	1,038.8	June 15, 2050
2.950% senior notes	1,024.0	1,023.8	January 15, 2051
Total American Tower Corporation debt	34,533.4	34,174.9

Series 2015-2 notes (6)	524.9	524.7	June 16, 2025
Series 2018-1A securities (7)	497.8	497.6	March 15, 2028
Series 2023-1A securities (8)	1,288.9	1,288.0	March 15, 2028
Other subsidiary debt (9)	1.2	—	March 24, 2033
Total American Tower subsidiary debt	2,312.8	2,310.3
Finance lease obligations	16.1	16.6
Total	36,862.3	36,501.8
Less current portion of long-term obligations	(2,816.9)	(3,693.0)
Long-term obligations	$34,045.4	$32,808.8
_______________
(1)Accrues interest at a variable rate.
(2)Repaid in full on January 14, 2025 using cash on hand and borrowings under the 2021 Multicurrency Credit Facility (as defined below).
(3)Repaid in full on March 14, 2025 using proceeds from the issuance of the 4.900% Notes and 5.350% Notes (each as defined below).
(4)Repaid in full on April 3, 2025 using borrowings under the 2021 Multicurrency Credit Facility and cash on hand.
(5)Notes are denominated in EUR.
(6)Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2050.
(7)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.
(8)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2053.
(9)As of March 31, 2025, includes the Bangladesh Term Loan (as defined below).
Current portion of long-term obligations—The Company’s current portion of long-term obligations primarily includes (i) 500.0 million EUR aggregate principal amount of the Company’s 1.375% senior unsecured notes due April 4, 2025 (the “1.375% Notes”), (ii) $750.0 million aggregate principal amount of the Company’s 4.000% senior unsecured notes due June 1, 2025, (iii) $500.0 million aggregate principal amount of the Company’s 1.300% senior unsecured notes due September 15, 2025, (iv) $500.0 million aggregate principal amount of the Company’s 4.400% senior unsecured notes due February 15, 2026 and (v) $525.0 million aggregate principal amount of the Company’s Secured Tower Revenue Notes, Series 2015-2, Class A due June 16, 2025.
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
Repayment of 2.400% Senior Notes—On March 14, 2025, the Company repaid $750.0 million aggregate principal amount of the Company’s 2.400% senior unsecured notes due 2025 (the “2.400% Notes”) upon their maturity. The 2.400% Notes were repaid using proceeds from the issuance of the 4.900% Notes and the 5.350% Notes. Upon completion of the repayment, none of the 2.400% Notes remained outstanding.
Offerings of Senior Notes
4.900% Senior Notes and 5.350% Senior Notes Offering—On March 14, 2025, the Company completed a registered public offering of $650.0 million aggregate principal amount of 4.900% senior unsecured notes due 2030 (the “4.900% Notes”) and $350.0 million aggregate principal amount of 5.350% senior unsecured notes due 2035 (the “5.350% Notes,” and, together with the 4.900% Notes, the “Notes”). The net proceeds from this offering were approximately $988.9 million, after deducting commissions and estimated expenses. The Company used the net proceeds to repay the 2.400% Notes, to repay existing indebtedness under the 2021 Multicurrency Credit Facility and for general corporate purposes.
The key terms of the Notes are as follows:

Senior Notes	Aggregate Principal Amount (in millions)	Issue Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
4.900% Notes	$650.0	March 14, 2025	March 15, 2030	4.900%	September 15, 2025	March 15 and September 15	February 15, 2030
5.350% Notes	$350.0	March 14, 2025	March 15, 2035	5.350%	September 15, 2025	March 15 and September 15	December 15, 2034
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
Bank Facilities
Amendments to Bank Facilities—On January 28, 2025, the Company amended its (i) $6.0 billion senior unsecured multicurrency revolving credit facility, as amended and restated in December 2021, as further amended (the “2021 Multicurrency Credit Facility”) (ii) $4.0 billion senior unsecured revolving credit facility, as amended and restated in

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
December 2021, as further amended (the “2021 Credit Facility”) and (iii) $1.0 billion unsecured term loan, as amended and restated in December 2021, as further amended (the “2021 Term Loan”).
These amendments, among other things,
i.extend the maturity dates of the 2021 Multicurrency Credit Facility and the 2021 Credit Facility to January 28, 2028 and January 28, 2030, respectively;
ii.extend the maturity date of the 2021 Term Loan to January 28, 2028; and
iii.update the Applicable Margins (as defined in the loan agreements).
2021 Multicurrency Credit Facility—During the three months ended March 31, 2025, the Company borrowed an aggregate of $240.0 million and repaid an aggregate of $190.0 million of revolving indebtedness under the 2021 Multicurrency Credit Facility. The Company used the borrowings to repay outstanding indebtedness, including the 2.950% Notes.
2021 Credit Facility—During the three months ended March 31, 2025, the Company borrowed an aggregate of $610.0 million and repaid an aggregate of $250.0 million of revolving indebtedness under the 2021 Credit Facility. The Company used the borrowings for general corporate purposes.
As of March 31, 2025, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 Term Loan were as follows:

	Outstanding Principal Balance (in millions)	Undrawn letters of credit (in millions)	Maturity Date		Current margin over SOFR or EURIBOR (1)	Current commitment fee (2)
2021 Multicurrency Credit Facility	$50.0	$5.2	January 28, 2028	(3)	1.000%	0.110%
2021 Credit Facility	360.0	30.3	January 28, 2030	(3)	1.000%	0.110%
2021 Term Loan	1,000.0	N/A	January 28, 2028		1.000%	N/A
_______________
(1)Secured Overnight Financing Rate (“SOFR”) applies to the USD denominated borrowings under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 Term Loan. Euro Interbank Offer Rate (“EURIBOR”) applies for EURIBOR based borrowings.
(2)Fee on undrawn portion of each credit facility.
(3)Subject to two optional renewal periods.
Bangladesh Term Loan—In March 2025, the Company entered into a 400.0 million Bangladeshi Taka (“BDT”) (approximately $3.3 million) term loan with a maturity date that is eight years from the date of the first draw thereunder (the “Bangladesh Term Loan”). On March 24, 2025, the Company borrowed 150.0 million BDT (approximately $1.2 million) under the Bangladesh Term Loan. The Bangladesh Term Loan bears interest at 13.50% per annum, subject to quarterly resets. Interest is payable quarterly. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The Bangladesh Term Loan does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows:

	March 31, 2025			December 31, 2024
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investments in equity securities (1)	$106.2	$5.3	—	$98.6	$5.3	—
_______________
(1)Investments in equity securities are recorded in Notes receivable and other non-current assets in the consolidated balance sheets at fair value. Unrealized holding gains and losses for equity securities are recorded in Other income (expense) in the consolidated statements of operations in the current period. During the three months ended March 31, 2025 and 2024, the Company recognized unrealized gains (losses) of $7.6 million and $(14.7) million, respectively, for equity securities held as of March 31, 2025.

Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. There were no material long-lived asset impairments during the three months ended March 31, 2025 or 2024 and there were no significant unobservable inputs used to determine the fair value of long-lived assets during the three months ended March 31, 2025 or 2024.
There were no other items measured at fair value on a nonrecurring basis during the three months ended March 31, 2025 or 2024.
Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at March 31, 2025 and December 31, 2024 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of March 31, 2025 and December 31, 2024, the carrying value of long-term obligations, including the current portion, was $36.9 billion and $36.5 billion, respectively. As of March 31, 2025, the fair value of long-term obligations, including the current portion, was $35.2 billion, of which $31.5 billion was measured using Level 1 inputs and $3.7 billion was measured using Level 2 inputs. As of December 31, 2024, the fair value of long-term obligations, including the current portion, was $34.6 billion, of which $31.3 billion was measured using Level 1 inputs and $3.3 billion was measured using Level 2 inputs.
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
The increase in the income tax provision during the three months ended March 31, 2025 was primarily attributable to taxes incurred as a result of the sale of South Africa Fiber.
As of March 31, 2025 and December 31, 2024, the total unrecognized tax benefits that would impact the ETR, if recognized, were approximately $105.4 million and $101.3 million, respectively. The amount of unrecognized tax benefits during the three months ended March 31, 2025 includes (i) additions to the Company’s existing tax positions of $14.3 million, (ii) additions due to foreign currency exchange rate fluctuations of $2.2 million, (iii) reductions due to the expiration of statutes of limitation of $10.8 million, and (iv) reductions to the Company’s prior year tax positions and settlements of $1.6 million. Unrecognized tax benefits are expected to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, as described in note 12 to the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Company’s consolidated financial statements included in the 2024 Form 10-K. The impact of the amount of these changes to previously recorded uncertain tax positions could range from zero to $7.0 million.
The Company recorded the following penalties and income tax-related interest expense during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Penalties and income tax-related interest expense	$5.5	$4.4
As of March 31, 2025 and December 31, 2024, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheets were $62.0 million and $58.5 million, respectively.
9.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably. Awards granted prior to March 10, 2023 generally vest over four years for time-based restricted stock units (“RSUs”) and stock options. In December 2022, the Company’s Compensation Committee changed the terms of its awards to generally vest over three years. The change in vesting terms is applicable for new awards granted beginning on March 10, 2023 and does not change the vesting terms applicable to grants awarded prior to March 10, 2023. Performance-based restricted stock units (“PSUs”) generally vest over three years. Stock options generally expire ten years from the date of grant. As of March 31, 2025, the Company had the ability to grant stock-based awards with respect to an aggregate of 2.7 million shares of common stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
During the three months ended March 31, 2025 and 2024, the Company recorded the following stock-based compensation expense in selling, general, administrative and development expense:

	Three Months Ended March 31,
	2025	2024
Stock-based compensation expense (1)	$53.4	$62.8
_______________
(1)For the three months ended March 31, 2025, includes the reversal of $7.1 million of previously recognized stock-based compensation expense associated with awards forfeited in connection with the departure of the Company’s former Executive Vice President and President, APAC due to such role being eliminated. For the three months ended March, 31 2024, excludes $2.1 million of stock-based compensation expense related to ATC TIPL, which is included in Income from discontinued operations, net of taxes in the accompanying consolidated statements of operations.

Stock Options—As of March 31, 2025, there was no unrecognized compensation expense related to unvested stock options.
The Company’s option activity for the three months ended March 31, 2025 was as follows (shares disclosed in full amounts):

Number of Options
Outstanding as of January 1, 2025	416,672
Exercised	(203,339)
Forfeited	—
Expired	—
Outstanding as of March 31, 2025	213,333

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Restricted Stock Units—As of March 31, 2025, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $211.6 million and is expected to be recognized over a weighted average period of approximately two years. Vesting of RSUs is subject generally to the employee’s continued employment or death, disability or qualified retirement (each as defined in the applicable RSU award agreement).
Performance-Based Restricted Stock Units—During the three months ended March 31, 2025, the Company’s Compensation Committee (the “Compensation Committee”) granted an aggregate of 84,575 PSUs (the “2025 PSUs”) to its executive officers and established the performance and market metrics for these awards. During the years ended December 31, 2024 and 2023, the Compensation Committee granted an aggregate of 87,550 PSUs (the “2024 PSUs”) and 118,684 PSUs (the “2023 PSUs”) respectively, to its executive officers and established the performance metrics for these awards. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to each of the 2025 PSUs, the 2024 PSUs and the 2023 PSUs and will be used to calculate the number of shares that will be issuable when each award vests, which may range from zero to 200% of the target amounts. At the end of each three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established goals. PSUs will be paid out in common stock at the end of each performance period, subject generally to the executive’s continued employment or death, disability or qualified retirement (each as defined in the applicable PSU award agreement). PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.
The 2025 PSUs and the 2024 PSUs include a market condition component based on relative total shareholder return as measured against the REIT constituents included in the S&P 500 Index. For the component of the 2025 PSUs and the 2024 PSUs subject to a market condition, fair value is determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The grant date fair value of the market condition component of the 2025 PSUs and the 2024 PSUs is $286.21 and $216.11, respectively.
Key assumptions used to apply this pricing model were as follows:

	2025	2024
Expected term (years)	2.81	2.81
Risk-free interest rate	3.91%	4.31%
Annualized volatility	27.91%	26.75%

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the three months ended March 31, 2025 was as follows (shares disclosed in full amounts):

	RSUs	PSUs
Outstanding as of January 1, 2025 (1)	1,460,702	339,268
Granted (2)	616,012	84,575
Vested and Released (3)	(655,877)	(55,326)
Forfeited (4)	(20,833)	(21,138)
Outstanding as of March 31, 2025	1,400,004	347,379
Vested and deferred as of March 31, 2025 (5)	14,233	77,708
_______________
(1)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2024 PSUs and the 2023 PSUs, or 87,550 shares and 118,684 shares, respectively, and the shares issuable at the end of the three-year performance period for the PSUs granted in 2022 (the “2022 PSUs”) based on achievement against the performance metrics for the three-year performance period, or 133,034 shares.
(2)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2025 PSUs, or 84,575 shares.
(3)PSUs consist of shares vested pursuant to the 2022 PSUs. There are no additional shares to be earned related to the 2022 PSUs.
(4)PSUs consist of shares forfeited in connection with the departure of the Company’s former Executive Vice President and President, APAC due to such role being eliminated, which includes the target number of shares issuable at the end of the three-year performance period for the 2024 PSUs and the 2023 PSUs pursuant to the terms of the award agreements.
(5)Vested and deferred RSUs and PSUs are related to deferred compensation for certain former employees.

During the three months ended March 31, 2025, the Company’s Executive Vice President and President, APAC left the Company due to such role being eliminated. As the conditions for vesting pursuant to the terms of the award agreements for such executive’s 2024 PSUs and 2023 PSUs were not met, the awards were forfeited. Accordingly, the Company reversed $5.3 million of previously recognized stock-based compensation expense associated with these awards.
During the three months ended March 31, 2025, the Company recorded $3.9 million in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at March 31, 2025 was $19.9 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted average period over which the cost will be recognized is less than one year.
10.    EQUITY
Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to the ESPP and upon exercise of stock options granted under the 2007 Plan. During the three months ended March 31, 2025, the Company received an aggregate of $19.2 million in proceeds upon exercises of stock options.
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
During the three months ended March 31, 2025, there were no repurchases under either of the Buyback Programs. As of March 31, 2025, the Company has repurchased a total of 14,451,325 shares of its common stock under the 2011 Buyback for an aggregate of $1.5 billion, including commissions and fees. As of March 31, 2025, the Company has not made any repurchases under the 2017 Buyback.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Distributions—During the three months ended March 31, 2025, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
March 6, 2025	April 28, 2025	April 11, 2025	$1.70	$795.8
December 5, 2024	February 3, 2025	December 27, 2024	$1.62	$757.1
_______________
(1)Does not include amounts accrued for distributions payable related to unvested restricted stock units.
During the three months ended March 31, 2024, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
March 14, 2024	April 26, 2024	April 12, 2024	$1.62	$756.5
December 13, 2023	February 1, 2024	December 28, 2023	$1.70	$792.7
_______________
(1)Does not include amounts accrued for distributions payable related to unvested restricted stock units.
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of March 31, 2025, the amount accrued for distributions payable related to unvested restricted stock units was $12.4 million. During the three months ended March 31, 2025 and 2024, the Company paid $11.4 million and $9.4 million of distributions upon the vesting of restricted stock units, respectively. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.
11.    NONCONTROLLING INTERESTS
European Interests—As of March 31, 2025, ATC Europe consists of the Company’s operations in France, Germany and Spain. The Company currently holds a 52% controlling interest in ATC Europe, with Caisse de dépôt et placement du Québec (“CDPQ”) and Allianz insurance companies and funds managed by Allianz Capital Partners GmbH, including the Allianz European Infrastructure Fund (collectively, “Allianz”) holding 30% and 18% noncontrolling interests, respectively. ATC Europe holds a 100% interest in the subsidiaries that consist of the Company’s operations in France and an 87% and an 83% controlling interest in the subsidiaries that consist of the Company’s operations in Germany and Spain, respectively, with PGGM holding a 13% and a 17% noncontrolling interest in each respective subsidiary.
Bangladesh Partnership—In 2021, the Company acquired a 51% controlling interest in Kirtonkhola Tower Bangladesh Limited (“KTBL”). Confidence Group holds a 49% noncontrolling interest in KTBL.
Stonepeak Transaction—In 2022, the Company entered into agreements pursuant to which certain investment vehicles affiliated with Stonepeak Partners LP (such investment vehicles, collectively, “Stonepeak”) acquired a noncontrolling ownership interest in the Company’s U.S. data center business, through an investment in common equity and mandatorily convertible preferred equity (the “Stonepeak Transaction”).
As of March 31, 2025, the Company holds a common equity interest of approximately 71% in its U.S. data center business, with Stonepeak holding approximately 29% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity. On a fully converted basis, which is expected to occur four years from August 2022, and on the basis of the currently outstanding equity, the Company will hold a controlling ownership interest of approximately 64%, with Stonepeak holding approximately 36%. The mandatorily convertible preferred equity, which accrues dividends at 5.0%, will convert into common equity on a one for one basis, subject to adjustment that will be measured upon conversion.
Dividends to noncontrolling interests—Certain of the Company’s subsidiaries may, from time to time, declare dividends. During the three months ended March 31, 2025, the Company’s U.S. data center business declared distributions of $11.4 million related to the outstanding Stonepeak mandatorily convertible preferred equity (the “Stonepeak Preferred Distributions”). As of March 31, 2025, the amount accrued for Stonepeak Preferred Distributions was $11.4 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Beginning in January 2024, pursuant to the terms of the ownership agreement with Stonepeak, on a quarterly basis, the Company’s U.S. data center business will distribute common dividends to the Company and to Stonepeak in proportion to their respective equity interests in the Company’s U.S. data center business (the “Stonepeak Common Dividend”). During the three months ended March 31, 2025, the Company’s U.S. data center business declared and paid distributions of $17.3 million, related to the Stonepeak Common Dividend.
The changes in noncontrolling interests were as follows:

	Three Months Ended March 31,
	2025	2024
Balance as of January 1,	$6,266.5	$6,667.2
Net income attributable to noncontrolling interests	9.9	4.3
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	153.0	(92.7)
Contributions from noncontrolling interest holders (1)	0.8	138.9
Distributions to noncontrolling interest holders	(28.7)	(103.8)
Balance as of March 31,	$6,401.5	$6,613.9
_______________
(1)Three months ended March 31, 2024 includes contributions from Stonepeak of $137.3 million, including a noncash contribution of $37.5 million made in lieu of Stonepeak’s receipt of the Stonepeak Common Dividend.
12.    EARNINGS PER COMMON SHARE
The following table sets forth basic and diluted net income per common share computational data (shares in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Net income from continuing operations attributable to American Tower common stockholders	$488.7	$825.7
Net income from discontinued operations attributable to American Tower common stockholders	—	91.7
Net income attributable to American Tower Corporation common stockholders	$488.7	$917.4
Basic weighted average common shares outstanding	467,640	466,519
Dilutive securities	879	1,141
Diluted weighted average common shares outstanding	468,519	467,660
Basic net income from continuing operations attributable to American Tower Corporation common stockholders	$1.05	$1.77
Basic net income from discontinued operations attributable to American Tower Corporation common stockholders	—	0.20
Basic net income attributable to American Tower Corporation common stockholders per common share	$1.05	$1.97
Diluted net income from continuing operations attributable to American Tower Corporation common stockholders	$1.04	$1.77
Diluted net income from discontinued operations attributable to American Tower Corporation common stockholders	—	0.20
Diluted net income attributable to American Tower Corporation common stockholders	$1.04	$1.96
Shares Excluded From Dilutive Effect—The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis)

	Three Months Ended March 31,
	2025	2024
Restricted stock units	121	126

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
13.    COMMITMENTS AND CONTINGENCIES
Litigation— The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. While the Company’s management, after consultation with counsel, currently believes the ultimate outcome of these legal proceedings, individually and in the aggregate, will not have a material adverse impact on its consolidated financial position, results of operations or liquidity, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the Company’s financial condition and results of operations.
Verizon Transaction—In March 2015, the Company entered into an agreement with various operating entities of Verizon Communications Inc. (“Verizon”) that currently provides for the lease, sublease or management of approximately 11,100 wireless communications sites, which commenced on March 27, 2015. The average term of the lease or sublease for all communications sites at the inception of the agreement was approximately 28 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the leased sites in tranches, subject to the applicable lease, sublease or management rights upon its scheduled expiration. Each tower is assigned to an annual tranche, ranging from 2034 to 2047, which represents the outside expiration date for the sublease rights to the towers in that tranche. The purchase price for each tranche is a fixed amount stated in the lease for such tranche plus the fair market value of certain alterations made to the related towers. The aggregate purchase option price for the towers leased and subleased is approximately $5.0 billion. Verizon occupied the sites as a tenant for an initial term of ten years and has exercised its first renewal option for a five-year term. Verizon has seven optional successive five-year terms remaining; each such term shall be governed by standard master lease agreement terms established as a part of the transaction.
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 1,700 towers, which commenced between December 2000 and August 2004. Substantially all of the towers are part of the Trust Securitizations. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of March 31, 2025, the Company has purchased an aggregate of approximately 700 of the subleased towers which are subject to the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is $1.2 billion and includes per annum accretion through the applicable expiration of the lease or sublease of a site. For the applicable sites, AT&T has the right to continue to lease space subject to a monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. AT&T shall have the right to renew each lease for up to five successive five-year terms.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
14.    BUSINESS SEGMENTS
During the fourth quarter of 2024, following recent divestitures, including the ATC TIPL Transaction, and changes to its organizational structure, the Company reviewed and changed its operating and reportable segments. The Company’s Asia-Pacific property segment and Africa property segment were combined into the Africa & APAC property segment. As a result, the Company now has six reportable segments: U.S. & Canada property (which includes all assets in the United States and Canada, other than the Company’s data center facilities and related assets), Africa & APAC property, Europe property, Latin America property, Data Centers and Services. The change in operating and reportable segments had no impact on the Company’s consolidated financial statements for any periods. Historical financial information included in this Quarterly Report has been adjusted to reflect the change in reportable segments.
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
Data Centers—The Company’s Data Centers segment relates to data center facilities and related assets that the Company owns and operates in the United States. The Data Centers segment offers different types of leased infrastructure and related services from, and requires different resources, skill sets and marketing strategies than the existing property operating segment in the U.S. & Canada.
As of March 31, 2025, the Company’s property operations consisted of the following:
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
The Company’s chief operating decision maker (the “CODM”) is the Company’s chief executive officer. The CODM uses segment gross margin and segment operating profit to evaluate the segments’ operating performance, in making capital allocation decisions, and in establishing management’s compensation. Additionally, the CODM uses these metrics to monitor budget versus actual results. There are no significant revenues resulting from transactions between the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Company’s operating segments. All intercompany transactions are eliminated to reconcile segment results and assets to the consolidated statements of operations and consolidated balance sheets.
Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2025 and 2024 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

	Property					Total Property	Services	Other	Total
Three Months Ended March 31, 2025	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers
Segment revenues	$1,298.3	$333.6	$213.0	$399.2	$244.1	$2,488.2	$74.6		$2,562.8
Segment operating expenses	202.3	99.3	76.0	122.7	99.3	599.6	34.9		634.5
Segment gross margin	1,096.0	234.3	137.0	276.5	144.8	1,888.6	39.7		1,928.3
Segment selling, general, administrative and development expense (1)	39.3	20.1	15.8	21.0	22.9	119.1	6.4		125.5
Segment operating profit	$1,056.7	$214.2	$121.2	$255.5	$121.9	$1,769.5	$33.3		$1,802.8
Stock-based compensation expense								$53.4	53.4
Other selling, general, administrative and development expense								58.6	58.6
Depreciation, amortization and accretion								492.5	492.5
Other expense (2)								580.8	580.8
Income from continuing operations before income taxes									$617.5
Total assets	$26,842.6	$4,081.3	$11,849.5	$7,932.8	$10,446.3	$61,152.5	$131.5	$771.6	$62,055.6
Capital expenditures	$83.9	$54.4	$45.7	$25.4	$129.3	$338.7	$—	$1.3	$340.0
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $53.4 million.
(2)Primarily includes interest expense and losses from foreign currency exchange rate fluctuations, partially offset by a gain on the sale of South Africa Fiber of $53.6 million.

	Property					Total Property	Services	Other	Total
Three Months Ended March 31, 2024	U.S. & Canada	Africa & APAC (1)	Europe	Latin America	Data Centers
Segment revenues	$1,310.7	$297.1	$204.5	$445.5	$224.6	$2,482.4	$30.2		$2,512.6
Segment operating expenses	204.3	94.0	73.5	140.3	92.9	605.0	13.9		618.9
Segment gross margin	1,106.4	203.1	131.0	305.2	131.7	1,877.4	16.3		1,893.7
Segment selling, general, administrative and development expense (2)	36.6	17.1	15.8	27.8	17.2	114.5	4.9		119.4
Segment operating profit	$1,069.8	$186.0	$115.2	$277.4	$114.5	$1,762.9	$11.4		$1,774.3
Stock-based compensation expense								$62.8	62.8
Other selling, general, administrative and development expense								62.1	62.1
Depreciation, amortization and accretion								508.8	508.8
Other expense (3)								219.3	219.3
Income from continuing operations before income taxes									$921.3
Total assets (4)	$26,879.0	$4,277.7	$11,676.0	$9,097.7	$10,455.1	$62,385.5	$67.4	$4,226.1	$66,679.0
Capital expenditures (5)	$70.9	$81.4	$50.1	$49.2	$121.1	$372.7	$—	$29.4	$402.1
_______________

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See note 15 for further discussion.
(2)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $62.8 million.
(3)Primarily includes interest expense, partially offset by gains from foreign currency exchange rate fluctuations.
(4)Other total assets includes $3.5 billion of total assets of discontinued operations.
(5)Other capital expenditures includes capital expenditures associated with discontinued operations.
15.    DISCONTINUED OPERATIONS
On January 4, 2024, the Company, through its subsidiaries ATC Asia Pacific Pte. Ltd. and ATC Telecom Infrastructure Private Limited (“ATC TIPL”), entered into an agreement with Data Infrastructure Trust (“DIT”), an infrastructure investment trust sponsored by an affiliate of Brookfield Asset Management, pursuant to which DIT agreed to acquire a 100% ownership interest in ATC TIPL (the “ATC TIPL Transaction”). Per the terms of the agreement, total aggregate consideration represented up to approximately 210 billion Indian Rupees (“INR”) (approximately $2.5 billion), including the value of the VIL OCDs and the VIL Shares (each as defined and further discussed below), payments on certain existing customer receivables, the repayment of existing intercompany debt and the repayment, or assumption, of the Company’s existing term loan in India, by DIT.
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
The Company recorded a loss on the sale of ATC TIPL of $1.2 billion during the three months ended September 30, 2024, which primarily included the reclassification of the Company’s cumulative translation adjustment in India upon exiting the market of $1.1 billion.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Proceeds received at closing	$2,158.8
Net assets at closing	(2,257.6)
Loss on sale	$(98.8)
Deal costs	(20.5)
Contingent liability for tax indemnification	(53.9)
Reclassification of cumulative translation adjustment	(1,072.3)
Total loss on sale included in loss from discontinued operations, net of taxes	$(1,245.5)
The following table presents key components of Income from discontinued operations, net of taxes in the consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024
Revenue	$—	$321.5
Cost of operations	—	(169.4)
Depreciation, amortization and accretion	—	(40.6)
Selling, general, administrative and development expense	—	(12.7)
Other operating expense	—	(3.2)
Operating income	—	95.6
Interest income	—	17.0
Interest expense	—	(2.9)
Other expense, net	—	(0.1)
Income from discontinued operations before taxes	$—	$109.6
Income tax provision	—	(17.9)
Income from discontinued operations, net of taxes	$—	$91.7
The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following table presents key cash flow and non-cash information related to discontinued operations.

	Three Months Ended March 31,
	2025	2024
Capital expenditures	—	(26.2)

Significant non-cash items:
Depreciation, amortization and accretion	—	40.6
Stock-based compensation expense	—	2.1
Impairments, net loss on sale of long-lived assets, non-cash restructuring and merger related expenses	—	(1.6)
Loss (gain) on investments, unrealized foreign currency loss (gain) and other non-cash expense	—	0.5
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
During the year ended December 31, 2024, the Company recognized a gain of $46.4 million on the sales of the VIL Shares and the VIL OCDs. None of the VIL Shares nor the VIL OCDs remained outstanding.
16.    SUBSEQUENT EVENTS
Data Center Acquisition—On April 1, 2025, the Company completed the acquisition of a multi-tenant data center facility in Denver, Colorado, in which it previously leased space (“DE1”), for total consideration of approximately $180.0 million. The acquisition added incremental customer leases and operating spaces within DE1, and additional space and power capacity that the Company intends to develop within the data center. A preliminary purchase price allocation is not available due to the timing of the closing.
Repayment of 1.375% Senior Notes—On April 3, 2025, the Company repaid 500.0 million EUR aggregate principal amount of the 1.375% Notes upon their maturity. The 1.375% Notes were repaid using borrowings under the 2021 Multicurrency Credit Facility and cash on hand. Upon completion of the repayment, none of the 1.375% Notes remained outstanding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains statements about future events and expectations, or “forward-looking statements,” which relate to our goals, beliefs, strategies, plans or current expectations and other statements that are not of historical facts. For example, when we use words such as “project,” “plan,” “believe,” “anticipate,” “expect,” “forecast,” “estimate,” “intend,” “should,” “would,” “could,” “may” or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements. Certain important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those factors set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Forward-looking statements represent management’s current expectations, beliefs and assumptions, and are inherently uncertain. We do not undertake any obligation to update our forward-looking statements.
The discussion and analysis of our financial condition and results of operations that follow are based upon our consolidated and condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates and such differences could be material to the financial statements. This discussion should be read in conjunction with our consolidated and condensed consolidated financial statements herein and the accompanying notes, information set forth under the caption “Critical Accounting Policies and Estimates” in the 2024 Form 10-K, and in particular, the information set forth therein under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
During the fourth quarter of 2024, following recent divestitures, including the ATC TIPL Transaction (as defined below), and changes to our organizational structure, we reviewed and changed our reportable segments. Our APAC property segment and our Africa property segment were combined into the Africa & APAC property segment. As a result, we now report our results in six segments: U.S. & Canada property (which includes all assets in the United States and Canada, other than our data center facilities and related assets), Africa & APAC property, Europe property, Latin America property, Data Centers and Services. In evaluating financial performance in each business segment, management uses, among other factors, segment gross margin and segment operating profit (see note 14 to our consolidated and condensed consolidated financial statements included in this Quarterly Report). Historical financial information included in Management’s Discussion and Analysis of Financial Condition and Results of Operations has been adjusted to reflect the change in reportable segments.
In 2023, we initiated a strategic review of our India business, as further discussed below under “Results of Operations—Income from Discontinued Operations, Net of Taxes.” The strategic review concluded in January 2024 with the signed agreement for the ATC TIPL Transaction. The ATC TIPL Transaction received all government and regulatory approvals during the three months ended September 30, 2024. On September 12, 2024, we completed the ATC TIPL Transaction and received total consideration of 182 billion INR (approximately $2.2 billion). ATC TIPL’s operating results are presented as discontinued operations. See discussion below and note 15 to our consolidated and condensed consolidated financial statements included in this Quarterly Report (“Note 15”) for further discussion. Historical financial information included in Management’s Discussion and Analysis of Financial Condition and Results of Operations has been adjusted to reflect the operating results of ATC TIPL as discontinued operations for all periods presented.
Overview
We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure and property interests that we lease primarily to communications service providers and third-party tower operators, and, as discussed further below, we hold a portfolio of highly interconnected data center facilities and related assets in the United States. Our customers include our tenants, licensees and other payers. We refer to the business encompassing the above as our property operations, which accounted for 97% of our total revenues for the three months ended March 31, 2025 and includes our U.S. & Canada property, Africa & APAC property, Europe property and Latin America property segments and Data Centers segment.

We also offer tower-related services in the United States, including site application, zoning and permitting, structural and mount analyses, and construction management, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.
The following table details the number of communications sites, excluding managed sites, that we owned or operated as of March 31, 2025:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S. & Canada:
Canada	225	—	—
United States	26,675	14,968	433
U.S. & Canada total	26,900	14,968	433
Africa & APAC:
Bangladesh	937	—	—
Burkina Faso	733	—	—
Ghana	3,441	—	37
Kenya	4,372	—	11
Niger	916	—	—
Nigeria	9,198	—	—
Philippines	377	—	—
South Africa	2,513	—	—
Uganda	4,357	—	25
Africa & APAC total	26,844	—	73
Europe:
France	4,196	303	9
Germany	15,243	—	—
Spain	12,257	—	1
Europe total	31,696	303	10
Latin America:
Argentina	498	—	11
Brazil	21,141	1,438	125
Chile	3,713	—	110
Colombia	4,939	—	6
Costa Rica	712	—	2
Mexico	9,428	186	89
Paraguay	1,450	—	—
Peru	3,971	450	1
Latin America total	45,852	2,074	344
_______________
(1)Approximately 98% of the operated towers are held pursuant to long-term finance leases, including those subject to purchase options.

As of March 31, 2025, our property portfolio included 30 operating data center facilities across 11 markets in the United States that collectively comprise approximately 3.4 million net rentable square feet (“NRSF”) of data center space, as follows:

	Number of Data Centers	Total NRSF (1)
		(in thousands)
San Francisco Bay, CA	9	998
Los Angeles, CA	3	724
Northern Virginia, VA	3	604
New York, NY	3	329
Chicago, IL	2	272
Boston, MA	1	143
Orlando, FL	1	104
Atlanta, GA	2	95
Miami, FL	2	89
Washington, D.C.	2	47
Denver, CO	2	38
Total	30	3,443
_______________
(1)Excludes approximately 0.4 million of office and light industrial NRSF.
Sale of South Africa Fiber— On March 6, 2025, we completed the sale of our fiber assets in South Africa (“South Africa Fiber”). Prior to the divestiture, South Africa Fiber’s operating results were included within the Africa & APAC property segment.
We operate in six reportable segments: U.S. & Canada property, Africa & APAC property, Europe property, Latin America property, Data Centers and Services. In evaluating operating performance in each business segment, management uses, among other factors, segment gross margin and segment operating profit (see note 14 to our consolidated and condensed consolidated financial statements included in this Quarterly Report).
The 2024 Form 10-K contains information regarding management’s expectations of long-term drivers of demand for our communications sites, as well as key trends, which management believes provide valuable insight into our operating and financial resource allocation decisions. The discussion below should be read in conjunction with the 2024 Form 10-K and, in particular, the information set forth therein under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.”
In most of our markets, our tenant leases for our communications sites with wireless carriers generally have initial non-cancellable terms of five to ten years with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the three months ended March 31, 2025 was recurring revenue that we should continue to receive in future periods. Most of our tenant leases for our communications sites have provisions that periodically increase or “escalate” the rent due under the lease, typically based on (a) an annual fixed escalation (averaging approximately 3% in the United States), (b) an inflationary index in most of our international markets, or (c) a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs (pass-through revenue), such as ground rent or power and fuel costs.
Based upon existing customer leases and foreign currency exchange rates as of March 31, 2025, we expect to generate over $55 billion of non-cancellable customer lease revenue over future periods, before the impact of straight-line lease accounting.

The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee. Revenue lost from either tenant lease cancellations or the non-renewal of leases or rent renegotiations, which we refer to as churn, has historically not had a material adverse effect on the revenues generated by our consolidated property operations. During the three months ended March 31, 2025, churn was approximately 2% of our tenant billings, primarily driven by churn in our U.S. & Canada property segment, as discussed below.
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
Nareit FFO attributable to American Tower Corporation common stockholders is defined as net income before gains or losses from the sale or disposal of real estate, real estate related impairment charges, real estate related depreciation, amortization and accretion including adjustments and distributions for unconsolidated affiliates and noncontrolling interests and adjustments for discontinued operations. In this section, we refer to Nareit FFO attributable to American Tower Corporation common stockholders as “Nareit FFO (common stockholders).”
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

Results of Operations
Three Months Ended March 31, 2025 and 2024
(in millions, except percentages)
Revenue

	Three Months Ended March 31,		Percent Increase (Decrease)
	2025	2024
Property
U.S. & Canada	$1,298.3	$1,310.7	(1)%
Africa & Asia-Pacific (1)	333.6	297.1	12%
Europe	213.0	204.5	4%
Latin America	399.2	445.5	(10)%
Data Centers	244.1	224.6	9%
Total property	2,488.2	2,482.4	0%
Services	74.6	30.2	147%
Total revenues	$2,562.8	$2,512.6	2%
_______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See Note 15 for further discussion.
Three Months Ended March 31, 2025
U.S. & Canada property segment revenue decrease of $12.4 million was attributable to:
• A decrease of $56.5 million in other revenue, primarily due to a decrease of $56.7 million due to straight-line accounting;
• Partially offset by tenant billings growth of $44.3 million, which was driven by:
• $38.0 million due to leasing additional space on our sites (“colocations”) and amendments;
• $8.1 million resulting from contractual escalations, net of churn; and
• $1.0 million generated from sites acquired or constructed since the beginning of the prior-year period (“newly acquired or constructed sites”);
• Partially offset by a decrease of $2.8 million from other tenant billings.
Segment revenue growth was partially offset by a decrease of $0.2 million attributable to the negative impact of foreign currency translation related to fluctuations in Canadian Dollar.
Africa & APAC property segment revenue growth of $36.5 million was attributable to:
• Tenant billings growth of $33.2 million, which was driven by:
• $12.3 million resulting from contractual escalations, net of churn;
• $11.7 million due to colocations and amendments;
• $6.6 million generated from newly acquired or constructed sites; and
• $2.6 million from other tenant billings;
• An increase of $7.9 million in other revenue; and
• An increase of $3.0 million in pass-through revenue.
Segment revenue growth was partially offset by a decrease of $7.6 million, attributable to the impact of foreign currency translation, which included, among others, negative impacts of $8.2 million related to fluctuations in Nigerian Naira and $7.6 million related to fluctuations in Ghanaian Cedi, offset by positive impacts of $6.0 million related to fluctuations in Kenyan Shilling and $2.6 million related to fluctuations in Ugandan Shilling.
Europe property segment revenue growth of $8.5 million was attributable to:
• Tenant billings growth of $9.9 million, which was driven by:
• $5.5 million due to colocations and amendments;
• $2.5 million resulting from contractual escalations, net of churn; and
• $2.3 million generated from newly acquired or constructed sites;
• Partially offset by a decrease of $0.4 million from other tenant billings;
• An increase of $3.4 million in pass-through revenue; and
• An increase of $2.6 million in other revenue.

Segment revenue growth was partially offset by a decrease of $7.4 million attributable to the negative impact of foreign currency translation related to fluctuations in Euro (“EUR”).
Latin America property segment revenue decrease of $46.3 million was attributable to:
• A decrease of $58.8 million, attributable to the impact of foreign currency translation, which included, among others, negative impacts of $31.5 million related to fluctuations in Brazilian Real, $25.0 million related to fluctuations in Mexican Peso and $2.2 million related to fluctuations in Colombian Peso;
• Partially offset by:
• Tenant billings growth of $9.7 million, which was driven by:
• $6.8 million due to colocations and amendments;
• $3.3 million from contractual escalations, net of churn; and
• $0.4 million generated from newly acquired or constructed sites;
• Partially offset by a decrease of $0.8 million from other tenant billings;
• An increase of $2.6 million in pass-through revenue; and
• An increase of $0.2 million in other revenue.
Data Centers segment revenue growth of $19.5 million was attributable to:
•An increase of $12.9 million in rental, related and other revenue, primarily due to new lease commencements, customer expansions and rent increases upon customer renewals;
•An increase of $6.4 million in power revenue from new lease commencements, increased power consumption and pricing increases from existing customers; and
•An increase of $3.4 million in interconnection revenue, primarily due to customer interconnection net additions and pricing increases from existing cross connects;
•Partially offset by a decrease of $3.2 million in straight-line revenue.
Services segment revenue growth of $44.4 million was primarily attributable to an increase in site application, zoning and permitting services, construction management services and structural and mount analyses services.
Gross Margin

	Three Months Ended March 31,		Percent Increase (Decrease)
	2025	2024
Property
U.S. & Canada	$1,096.0	$1,106.4	(1)%
Africa & APAC (1)	234.3	203.1	15%
Europe	137.0	131.0	5%
Latin America	276.5	305.2	(9)%
Data Centers	144.8	131.7	10%
Total property	1,888.6	1,877.4	1%
Services	39.7	16.3	144%
______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See Note 15 for further discussion.
Three Months Ended March 31, 2025
•The decrease in U.S. & Canada property segment gross margin was primarily attributable to the decrease in revenue described above, partially offset by a decrease in direct expenses of $2.0 million.
•The increase in Africa & APAC property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $7.2 million, primarily due to an increase in repair and maintenance spending. Direct expenses also benefited by $1.9 million from the impact of foreign currency translation.
•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $5.1 million, primarily due to an increase in land rent costs. Direct expenses also benefited by $2.6 million from the impact of foreign currency translation.

•The decrease in Latin America property segment gross margin was primarily attributable to the decrease in revenue described above, partially offset by a decrease in direct expenses of $0.7 million. Direct expenses also benefited by $16.9 million from the impact of foreign currency translation.
•The increase in Data Centers segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $6.4 million, primarily due to an increase in costs associated with power revenue, including utility costs.
•The increase in Services segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $21.0 million.
Selling, General, Administrative and Development Expense (“SG&A”)

	Three Months Ended March 31,		Percent Increase (Decrease)
	2025	2024
Property
U.S. & Canada	$39.3	$36.6	7%
Africa & APAC (1)	20.1	17.1	18
Europe	15.8	15.8	0
Latin America	21.0	27.8	(24)
Data Centers	22.9	17.2	33
Total property	119.1	114.5	4
Services	6.4	4.9	31
Other	112.0	124.9	(10)
Total selling, general, administrative and development expense	$237.5	$244.3	(3)%
______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See Note 15 for further discussion.
Three Months Ended March 31, 2025
•The increase in our U.S. & Canada property segment SG&A was primarily driven by a net increase in bad debt expense and increased personnel and related costs to support our business, partially offset by decreased professional services costs and lower canceled construction costs.
•The increases in our Africa & APAC property and Data Centers segment SG&A were primarily driven by increased personnel and related costs to support our business and increased professional services costs.
•Our Europe property segment SG&A was relatively consistent as compared to the prior-year period.
•The decrease in our Latin America property segment SG&A was primarily driven by a net decrease in bad debt expense of $4.3 million, decreased personnel and related costs and a benefit from the impact of foreign currency translation, partially offset by increased professional services costs.
•The increase in our Services segment SG&A was primarily driven by increased personnel and related costs to support our business.
•The decrease in other SG&A was primarily attributable to a decrease in stock-based compensation expense of $9.4 million, primarily driven by the reversal of previously recognized stock-based compensation expense associated with awards forfeited in connection with the departure of our Executive Vice President and President, APAC due to such role being eliminated, as discussed in note 9 to our consolidated and condensed consolidated financial statements included in this Quarterly Report.

Operating Profit

	Three Months Ended March 31,		Percent Increase (Decrease)
	2025	2024
Property
U.S. & Canada	$1,056.7	$1,069.8	(1)%
Africa & APAC (1)	214.2	186.0	15
Europe	121.2	115.2	5
Latin America	255.5	277.4	(8)
Data Centers	121.9	114.5	6
Total property	1,769.5	1,762.9	0
Services	33.3	11.4	192%
______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See Note 15 for further discussion.
•The decrease in operating profit for the three months ended March 31, 2025 for our U.S. & Canada property segment was primarily attributable to a decrease in our segment gross margin and an increase in our segment SG&A.
•The increases in operating profit for the three months ended March 31, 2025 for our Africa & APAC property segment, Data Centers segment and our Services segment were primarily attributable increases in our segment gross margin, partially offset by increases in our segment SG&A.
•The increase in operating profit for the three months ended March 31, 2025 for our Europe property segment was primarily attributable to an increase in our segment gross margin.
•The decrease in operating profit for the three months ended March 31, 2025 for our Latin America property segment was primarily attributable to a decrease in our segment gross margin, partially offset by a decrease in our segment SG&A.
Depreciation, Amortization and Accretion

	Three Months Ended March 31,		Percent Increase (Decrease)
	2025	2024
Depreciation, amortization and accretion	$492.5	$508.8	(3)%
The decrease in depreciation, amortization and accretion expense for the three months ended March 31, 2025 was primarily attributable to foreign currency exchange rate fluctuations and decreases in property and equipment and intangible assets subject to amortization as a result of impairments taken and disposals since the beginning of the prior-year period.
Other Operating Income

	Three Months Ended March 31,		Percent Increase (Decrease)
	2025	2024
Other operating income	$(55.8)	$(0.4)	13,850%
The increase in other operating income during the three months ended March 31, 2025 was primarily attributable to the gain on the sale of South Africa Fiber of $53.6 million.

Total Other Expense

	Three Months Ended March 31,		Percent Increase (Decrease)
	2025	2024
Total other expense	$636.6	$219.7	190%
Total other expense consists primarily of interest expense and realized and unrealized foreign currency gains or losses as a result of foreign currency exchange rate fluctuations primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.
The increase in total other expense during the three months ended March 31, 2025 was primarily due to foreign currency losses of $345.7 million in the current period, as compared to foreign currency gains of $127.7 million in the prior-year period.
Income Tax Provision

	Three Months Ended March 31,		Percent Increase (Decrease)
	2025	2024
Income tax provision	$118.9	$91.3	30%
Effective tax rate	19.3%	9.9%
As a real estate investment trust for U.S. federal income tax purposes (“REIT”), we may deduct earnings distributed to stockholders against the income generated by our REIT operations. Consequently, the effective tax rate on income from continuing operations for the three months ended March 31, 2025 and 2024 differs from the federal statutory rate.
The increase in the income tax provision during the three months ended March 31, 2025 was primarily attributable to taxes incurred as a result of the sale of South Africa Fiber.
Income from Discontinued Operations, Net of Taxes
On January 4, 2024, we, through our subsidiaries, ATC Asia Pacific Pte. Ltd. and ATC Telecom Infrastructure Private Limited (“ATC TIPL”), entered into an agreement with Data Infrastructure Trust (“DIT”), an infrastructure investment trust sponsored by an affiliate of Brookfield Asset Management, pursuant to which DIT agreed to acquire a 100% ownership interest in ATC TIPL (the “ATC TIPL Transaction”). Per the terms of the agreement, total aggregate consideration represented up to approximately 210 billion Indian Rupees (“INR”) (approximately $2.5 billion), including the value of the VIL OCDs and the VIL Shares (each as defined and further discussed below), payments on certain existing customer receivables, the repayment of existing intercompany debt and the repayment, or assumption, of the Company’s existing term loan in India, by DIT.
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
The ATC TIPL Transaction received all government and regulatory approvals during the three months ended September 30, 2024. On September 12, 2024, we completed the ATC TIPL Transaction and received total consideration of 182 billion INR (approximately $2.2 billion). We used the proceeds from the ATC TIPL Transaction to repay existing indebtedness under the 2021 Multicurrency Credit Facility. During the three months ended September 30, 2024, we recorded a loss on the sale of ATC TIPL of $1.2 billion, which primarily included the reclassification of our cumulative translation adjustment in India upon exiting the market of $1.1 billion.
The following table presents key components of Income from discontinued operations, net of taxes in the consolidated statements of operations:

	Three Months Ended March 31,		Percent Increase (Decrease)
	2025	2024
Revenue	$—	$321.5	(100)%
Cost of operations	—	(169.4)	(100)
Depreciation, amortization and accretion	—	(40.6)	(100)
Selling, general, administrative and development expense	—	(12.7)	(100)
Other operating expense	—	(3.2)	(100)
Operating income	—	95.6	(100)
Interest income	—	17.0	(100)
Interest expense	—	(2.9)	(100)
Other expense, net	—	(0.1)	(100)
Income from discontinued operations before taxes	$—	$109.6	(100)
Income tax provision	—	(17.9)	(100)
Income from discontinued operations, net of taxes	$—	$91.7	(100)%
Following the rulings by the Supreme Court of India regarding carriers’ obligations for the adjusted gross revenue fees and charges prescribed by the court, we experienced variability and a level of uncertainty in collections in India. In the third quarter of 2022, one of our largest customers in India, Vodafone Idea Limited (“VIL”), communicated that it would make partial payments of its contractual amounts owed to us (the “VIL Shortfall”). We recorded reserves in late 2022 and the first half of 2023 for the VIL Shortfall. In the second half of 2023, VIL began making payments in full of its monthly contractual obligations owed to us. During the year ended December 31, 2023, we deferred recognition of revenue of approximately $27.3 million, net of recoveries, related to VIL in India. During the three months ended March 31, 2024, we recognized approximately $29.0 million of this previously deferred revenue. We have fully recognized this previously deferred revenue.
In February 2023, and as amended in August 2023, VIL issued optionally convertible debentures (the “VIL OCDs”) to ATC TIPL in exchange for VIL’s payment of certain amounts towards accounts receivables. The VIL OCDs were issued for an aggregate face value of 16.0 billion INR (approximately $193.2 million on the date of issuance). On March 23, 2024, we converted an aggregate face value of 14.4 billion INR (approximately $172.7 million) of VIL OCDs into 1,440 million shares of equity of VIL (the “VIL Shares”). On April 29, 2024, we completed the sale of 1,440 million VIL Shares at a price of 12.78 INR per share. The net proceeds for this transaction were approximately 18.0 billion INR (approximately $216.0 million at the date of settlement) after deducting commissions and fees. On June 5, 2024, we completed the sale of the remaining aggregate face value of 1.6 billion INR (approximately $19.2 million) of the VIL OCDs. The net proceeds for this transaction, excluding accrued interest, were approximately 1.8 billion INR (approximately $22.0 million at the date of settlement) after deducting fees. None of the VIL Shares or the VIL OCDs remained outstanding. During the year ended December 31, 2024, we recognized a gain of $46.4 million on the sales of the VIL Shares and the VIL OCDs.

Net Income / Adjusted EBITDA and Net Income / Nareit FFO attributable to American Tower Corporation common stockholders / AFFO attributable to American Tower Corporation common stockholders

	Three Months Ended March 31,		Percent Increase (Decrease)
	2025	2024
Net income	$498.6	$921.7	(46)%
Income from discontinued operations, net of taxes	—	(91.7)	(100)
Income tax provision	118.9	91.3	30
Other expense (income)	338.2	(113.1)	(399)
Interest expense	325.3	363.8	(11)
Interest income	(26.9)	(31.0)	(13)
Other operating income	(55.8)	(0.4)	13,850
Depreciation, amortization and accretion	492.5	508.8	(3)
Stock-based compensation expense	53.4	62.8	(15)
Adjusted EBITDA (1)	$1,744.2	$1,712.2	2%
______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See Note 15 for further discussion.

	Three Months Ended March 31,		Percent Increase (Decrease)
	2025	2024
Net income (1)	$498.6	$921.7	(46)%
Real estate related depreciation, amortization and accretion	457.3	470.0	(3)
(Gains) losses from sale or disposal of real estate and real estate related impairment charges (2)	(49.1)	2.9	(1,793)
Adjustments and distributions for unconsolidated affiliates and noncontrolling interests (3)	(90.8)	(87.8)	3
Adjustments for discontinued operations (4)	—	37.3	(100)
Nareit FFO attributable to American Tower Corporation common stockholders	$816.0	$1,344.1	(39)%
Straight-line revenue	(17.1)	(79.1)	(78)
Straight-line expense	9.1	10.7	(15)
Stock-based compensation expense	53.4	62.8	(15)
Deferred portion of income tax and other income tax adjustments (5)	86.0	53.2	62
Non-real estate related depreciation, amortization and accretion	35.2	38.8	(9)
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	13.8	13.0	6
Other expense (income) (6)	338.2	(113.1)	(399)
Other operating income (7)	(6.7)	(3.3)	103
Capital improvement capital expenditures	(36.3)	(23.5)	54
Corporate capital expenditures	(1.4)	(2.3)	(39)
Adjustments and distributions for unconsolidated affiliates and noncontrolling interests (8)	(0.0)	(0.5)	(100)
Adjustments for discontinued operations (9)	—	2.3	(100)
AFFO attributable to American Tower Corporation common stockholders	$1,290.2	$1,303.1	(1)%
AFFO attributable to American Tower Corporation common stockholders from continuing operations	$1,290.2	$1,171.8	10%
AFFO attributable to American Tower Corporation common stockholders from discontinued operations	$—	$131.3	(100)%
_______________
(1)For the three months ended March 31, 2024, includes Income from discontinued operations, net of taxes of $91.7 million.

(2)There are no material impairment charges for the three months ended March 31, 2025 and 2024. For the three months ended March 31, 2025, includes a gain on the sale of South Africa Fiber of $53.6 million.
(3)Includes distributions to noncontrolling interest holders, distributions related to the outstanding mandatorily convertible preferred equity in connection with our agreements with certain investment vehicles affiliated with Stonepeak Partners LP and adjustments for the impact of noncontrolling interests on Nareit FFO attributable to American Tower Corporation common stockholders.
(4)For the three months ended March 31, 2024, includes (i) real estate related depreciation, amortization and accretion for discontinued operations of $38.9 million and (ii) gains from the sale or disposal of real estate and real estate related impairment charges for discontinued operations of $1.6 million.
(5)For the three months ended March 31, 2024, includes adjustments for withholding taxes paid in Singapore of $11.8 million, which were incurred as a result of the ATC TIPL Transaction. We believe that these withholding tax payments are nonrecurring, and do not believe these are an indication of our operating performance. Accordingly, we believe it is more meaningful to present AFFO attributable to American Tower Corporation common stockholders excluding these amounts.
(6)Includes losses (gains) on foreign currency exchange rate fluctuations of $345.7 million and ($127.7) million, respectively.
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

The decrease in net income from continuing operations for the three months ended March 31, 2025 was primarily due to (i) changes in other expense (income), primarily due to foreign currency exchange rate fluctuations and (ii) an increase in the income tax provision, partially offset by (w) an increase in other operating income, primarily due to the gain on the sale of South Africa Fiber, (x) a decrease in interest expense, (y) an increase in segment operating profit and (z) a decrease in depreciation, amortization and accretion expense.
The increase in Adjusted EBITDA for the three months ended March 31, 2025 was primarily attributable to an increase in our gross margin, partially offset by an increase in SG&A, excluding the impact of stock-based compensation expense of $2.6 million.
The decrease in AFFO attributable to American Tower Corporation common stockholders for the three months ended March 31, 2025 was primarily attributable to (i) a decrease in AFFO attributable to American Tower Corporation common stockholders from discontinued operations as a result of the sale of ATC TIPL in the third quarter of 2024 and (ii) an increase in capital improvement capital expenditures, partially offset by (x) an increase in our operating profit, excluding the impact of straight-line accounting and (y) decreases in cash paid for interest and cash paid for income taxes.
Segment Gross Margin Reconciliation
Gross margin is defined as revenue less costs of operations inclusive of real estate related depreciation, amortization and accretion. Segment gross margin excludes depreciation, amortization and accretion.

	Property					Total Property	Services	Total
Three Months ended March 31, 2025	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers
Gross margin	$948.3	$188.6	$67.0	$229.7	$(2.3)	$1,431.3	$39.7	$1,471.0
Real estate related depreciation, amortization and accretion	147.7	45.7	70.0	46.8	147.1	457.3	—	457.3
Segment gross margin	$1,096.0	$234.3	$137.0	$276.5	$144.8	$1,888.6	$39.7	$1,928.3

	Property					Total Property	Services	Total
Three Months ended March 31, 2024	U.S. & Canada	Africa & APAC (1)	Europe	Latin America	Data Centers
Gross margin	$960.3	$158.2	$60.6	$253.5	$(25.2)	$1,407.4	$16.3	$1,423.7
Real estate related depreciation, amortization and accretion	146.1	44.9	70.4	51.7	156.9	470.0	—	470.0
Segment gross margin	$1,106.4	$203.1	$131.0	$305.2	$131.7	$1,877.4	$16.3	$1,893.7
______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See Note 15 for further discussion.

Liquidity and Capital Resources
The information in this section updates as of March 31, 2025 the “Liquidity and Capital Resources” section of the 2024 Form 10-K and should be read in conjunction with that report.
Overview
During the three months ended March 31, 2025, our significant financing transactions included:
•Redemption of our 2.950% senior unsecured notes due 2025 (the “2.950% Notes”) and our 2.400% senior unsecured notes due 2025 (the “2.400% Notes”) upon their maturity;
•Registered public offering in an aggregate principal amount of $1.0 billion of senior unsecured notes with maturities of 2030 and 2035; and
•Amendment of the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 Term Loan (each as defined below) to, among other things, (i) extend the maturity dates and (ii) update the Applicable Margins (as defined in the loan agreements).
As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes the significant components of our liquidity (in millions):

As of March 31, 2025
Available under the 2021 Multicurrency Credit Facility	$5,950.0
Available under the 2021 Credit Facility	3,640.0
Letters of credit	(35.5)
Total available under credit facilities, net	$9,554.5
Cash and cash equivalents	2,103.7
Total liquidity	$11,658.2
Subsequent to March 31, 2025, we made additional net borrowings of $479.1 million under the 2021 Multicurrency Credit Facility, including 492.0 million EUR ($529.1 million as of the borrowing date), and net borrowings of $250.0 million under the 2021 Credit Facility.
Summary cash flow information is set forth below (in millions):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used for):
Operating activities	$1,295.0	$1,283.6
Investing activities	(350.1)	(436.1)
Financing activities	(843.8)	(390.2)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	29.9	(34.0)
Net increase in cash and cash equivalents, and restricted cash	$131.0	$423.3
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
As of March 31, 2025, we had total outstanding indebtedness of $37.1 billion, with a current portion of $2.8 billion. During the three months ended March 31, 2025, we generated sufficient cash flow from operations, together with borrowings under our credit facilities, proceeds from our debt issuance and cash on hand, to fund our acquisitions, capital expenditures and debt service obligations, as well as our required distributions. We believe the cash generated by operating activities during the year ending December 31, 2025, together with our borrowing capacity under our credit facilities, will suffice to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions.
Subsequent to March 31, 2025, we commenced using notional cash pooling arrangements with a financial institution for cash management purposes. These arrangements allow for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution.
Material Cash Requirements— There were no material changes to the Material Cash Requirements section of the 2024 Form 10-K.
As of March 31, 2025, we had $1.5 billion of cash and cash equivalents held by our foreign subsidiaries. As of March 31, 2025, we had $317.0 million of cash and cash equivalents held by our joint ventures, of which $277.7 million was held by our foreign joint ventures. Certain foreign subsidiaries may pay us interest or principal on intercompany debt. Additionally, in the event that we repatriate funds from our foreign subsidiaries, we may be required to accrue and pay certain taxes.
Cash Flows from Operating Activities
The increase in cash provided by operating activities for the three months ended March 31, 2025 was primarily attributable to (i) decreases in cash paid for interest and cash paid for taxes, (ii) an increase in our operating profit driven by increases in our Africa & APAC and Europe property segments, our Data Centers segment and our Services segment and (iii) a decrease in the impact of straight-line revenue, partially offset by a reduction in cash flows from ATC TIPL as a result of the sale in the third quarter of 2024 and an increase in cash required for working capital.
Cash Flows from Investing Activities
Our significant investing activities during the three months ended March 31, 2025 are highlighted below:
•We spent $147.6 million for acquisitions,
•We spent $340.0 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$203.5
Ground lease purchases (2)	44.9
Capital improvements and corporate expenditures (3)	37.7
Redevelopment	43.4
Start-up capital projects	10.5
Total capital expenditures (4)	$340.0
_______________
(1)Includes the construction of 449 communications sites globally and approximately $114.6 million of spend related to data center assets.
(2)Includes $8.2 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(3)Includes $0.7 million of finance lease payments reported in Repayments of notes payable, credit facilities, senior notes, secured debt, term loan and finance leases in the cash flows from financing activities in our condensed consolidated statements of cash flows.
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
_______________
(1)Includes the construction of approximately 1,950 to 2,550 communications sites globally and approximately $610 million of anticipated spend related to data center assets.
Cash Flows from Financing Activities
Our significant financing activities were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Proceeds from issuance of senior notes, net	$998.0	$1,293.0
Proceeds from credit facilities, net	410.0	728.6
Repayments of senior notes	(1,400.0)	(1,500.0)
Contributions from noncontrolling interest holders	0.8	101.4
Distributions to noncontrolling interest holders	(29.0)	(160.6)
Distributions paid on common stock	(768.5)	(802.1)
Repayments of Senior Notes
Repayment of 2.950% Senior Notes—On January 14, 2025, we repaid $650.0 million aggregate principal amount of the 2.950% Notes upon their maturity. The 2.950% Notes were repaid using cash on hand and borrowings under the 2021 Multicurrency Credit Facility. Upon completion of the repayment, none of the 2.950% Notes remained outstanding.
Repayment of 2.400% Senior Notes—On March 14, 2025, we repaid $750.0 million aggregate principal amount of the 2.400% Notes upon their maturity. The 2.400% Notes were repaid using proceeds from the issuance of the 4.900% Notes and the 5.350% Notes (each as defined below). Upon completion of the repayment, none of the 2.400% Notes remained outstanding.
Repayment of 1.375% Senior Notes—On April 3, 2025, we repaid 500.0 million EUR aggregate principal amount of our 1.375% senior unsecured notes due April 4, 2025 (the “1.375% Notes”) upon their maturity. The 1.375% Notes were repaid using borrowings under the 2021 Multicurrency Credit Facility and cash on hand. Upon completion of the repayment, none of the 1.375% Notes remained outstanding.
Offerings of Senior Notes
4.900% Senior Notes and 5.350% Senior Notes Offering—On March 14, 2025, we completed a registered public offering of $650.0 million aggregate principal amount of 4.900% senior unsecured notes due 2030 (the “4.900% Notes”) and $350.0 million aggregate principal amount of 5.350% senior unsecured notes due 2035 (the “5.350% Notes,” and, together with the 4.900% Notes, the “Notes”). The net proceeds from this offering were approximately $988.9 million, after deducting commissions and estimated expenses. We used the net proceeds to repay the 2.400% Notes, to repay existing indebtedness under the 2021 Multicurrency Credit Facility and for general corporate purposes.

The key terms of the Notes are as follows:

Senior Notes	Aggregate Principal Amount (in millions)	Issue Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
4.900% Notes	$650.0	March 14, 2025	March 15, 2030	4.900%	September 15, 2025	March 15 and September 15	February 15, 2030
5.350% Notes	$350.0	March 14, 2025	March 15, 2035	5.350%	September 15, 2025	March 15 and September 15	December 15, 2034
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
Bank Facilities
Amendments to Bank Facilities—On January 28, 2025, we amended our (i) $6.0 billion senior unsecured multicurrency revolving credit facility, as amended and restated in December 2021, as further amended (the “2021 Multicurrency Credit Facility”) (ii) $4.0 billion senior unsecured revolving credit facility, as amended and restated in December 2021, as further amended (the “2021 Credit Facility”) and (iii) $1.0 billion unsecured term loan, as amended and restated in December 2021, as further amended (the “2021 Term Loan”).
These amendments, among other things,
i.extend the maturity dates of the 2021 Multicurrency Credit Facility and the 2021 Credit Facility to January 28, 2028 and January 28, 2030, respectively;
ii.extend the maturity date of the 2021 Term Loan to January 28, 2028; and
iii.update the Applicable Margins (as defined in the loan agreements).
2021 Multicurrency Credit Facility—During the three months ended March 31, 2025, we borrowed an aggregate of $240.0 million and repaid an aggregate of $190.0 million of revolving indebtedness under the 2021 Multicurrency Credit Facility. We used the borrowings to repay outstanding indebtedness, including the 2.950% Notes. We currently have $5.2 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Multicurrency Credit Facility in the ordinary course.
2021 Credit Facility—During the three months ended March 31, 2025, we borrowed an aggregate of $610.0 million and repaid an aggregate of $250.0 million of revolving indebtedness under the 2021 Credit Facility. We used the borrowings for general corporate purposes. We currently have $30.3 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Credit Facility in the ordinary course.
As of March 31, 2025, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 Term Loan, were as follows:

Bank Facility		Outstanding Principal Balance ($ in millions)	Maturity Date		SOFR or EURIBOR borrowing interest rate range (1)	Base rate borrowing interest rate range (1)	Current margin over SOFR or EURIBOR and the base rate, respectively
2021 Multicurrency Credit Facility	(2)	$50.0	January 28, 2028	(3)	0.750% - 1.375%	0.000% - 0.375%	1.000% and 0.000%
2021 Credit Facility	(2)	360.0	January 28, 2030	(3)	0.750% - 1.375%	0.000% - 0.375%	1.000% and 0.000%
2021 Term Loan	(2)	1,000.0	January 28, 2028		0.750% - 1.375%	0.000% - 0.375%	1.000% and 0.000%
___________
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
Bangladesh Term Loan—In March 2025, we entered into a 400.0 million Bangladeshi Taka (“BDT”) (approximately $3.3 million) term loan with a maturity date that is eight years from the date of the first draw thereunder (the “Bangladesh Term Loan”). On March 24, 2025, we borrowed 150.0 million BDT (approximately $1.2 million) under the Bangladesh Term Loan. The Bangladesh Term Loan bears interest at 13.50% per annum, subject to quarterly resets. Interest is payable quarterly. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The Bangladesh Term Loan does not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium.
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
During the three months ended March 31, 2025, there were no repurchases under either of the Buyback Programs.
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
Sales of Equity Securities—We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan and upon exercise of stock options granted under our equity incentive plan. During the three months ended March 31, 2025, we received an aggregate of $19.2 million in proceeds upon exercises of stock options.

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
Distributions—As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of net operating losses (“NOLs”). We have distributed an aggregate of approximately $21.3 billion to our common stockholders, including the dividend paid in April 2025, primarily classified as ordinary income that may be treated as qualified REIT dividends under Section 199A of the Code for taxable years beginning before 2026.
During the three months ended March 31, 2025, we paid $1.62 per share, or $757.1 million, to our common stockholders of record. In addition, we declared a distribution of $1.70 per share, or $795.8 million, paid on April 28, 2025 to our common stockholders of record at the close of business on April 11, 2025.
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
We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of March 31, 2025, the amount accrued for distributions payable related to unvested restricted stock units was $12.4 million. During the three months ended March 31, 2025, we paid $11.4 million of distributions upon the vesting of restricted stock units.
Factors Affecting Sources of Liquidity
As discussed in the “Liquidity and Capital Resources” section of the 2024 Form 10-K, our liquidity depends on our ability to generate cash flow from operating activities, borrow funds under our credit facilities and maintain compliance with the contractual agreements governing our indebtedness. We believe that the debt agreements discussed below represent our material debt agreements that contain covenants, our compliance with which would be material to an investor’s understanding of our financial results and the impact of those results on our liquidity.
Restrictions Under Loan Agreements Relating to Our Credit Facilities—Each Bank Loan Agreement contains certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The Bank Loan Agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. As of March 31, 2025, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended March 31, 2025 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~ 5.0	~ 0.8
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ 18.5 (4)	~ 6.2 (4)
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
Under the Securitization Loan Agreements, amounts due will be paid from the cash flows generated by the assets securing the Series 2015-2 Notes or the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”), the Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”), the Secured Tower Revenue Securities 2023-1, Subclass A (the “Series 2023-1A Securities”), the Secured Tower Revenue Securities, Series 2023-1, Subclass R (the “Series 2023-1R Securities” and, together with the Series 2023-1A Securities, the “2023 Securities”) issued in the Trust Securitizations (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after paying all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of these assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to us for use. As of March 31, 2025, $83.4 million held in such reserve accounts was classified as restricted cash.
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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During the Three Months Ended March 31, 2025	DSCR as of March 31, 2025	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$90.5	19.59x	$336.6	$339.4
Trust Securitizations	AMT Asset Subs	Secured Tower Revenue Securities, Series 2023-1, Subclass A, Secured Tower Revenue Securities, Series 2023-1, Subclass R, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (2)	(3)(5)	$145.3	7.53x	$561.6	$575.1
_____________
(1)Based on the net cash flow of the applicable issuer or borrower as of March 31, 2025 and the expenses payable over the next 12 months on the Series 2015-2 Notes or the Loan, as applicable.
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

A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners or the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, and to meet REIT distribution requirements. During an “amortization period,” all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to pay the principal of the Series 2015-2 Notes or the Loan, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to the Series 2015-2 Notes or subclass of the Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. With respect to the Series 2015-2 Notes, upon the occurrence of, and during, an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of the Series 2015-2 Notes, declare the Series 2015-2 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of those notes. Furthermore, if GTP Acquisition Partners or the AMT Asset Subs were to default on the Series 2015-2 Notes or the Loan, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,334 communications sites that secure the Series 2015-2 Notes or the 5,024 broadcast and wireless communications towers and related assets that secure the Loan, respectively, in which case we could lose those sites and their associated revenue.
As discussed above, we use our available liquidity and seek new sources of liquidity to fund capital expenditures, future growth and expansion initiatives, satisfy our distribution requirements and repay or repurchase our debt. If we determine that it is desirable or necessary to raise additional capital, we may be unable to do so, or such additional financing may be prohibitively expensive or restricted by the terms of our outstanding indebtedness. Additionally, as further discussed under the caption “Risk Factors” in Item 1A of the 2024 Form 10-K, market volatility and disruption caused by inflation, high interest rates and supply chain disruptions may impact our ability to raise additional capital through debt financing activities or our ability to repay or refinance maturing liabilities, or impact the terms of any new obligations. If we are unable to raise capital when our needs arise, we may not be able to fund capital expenditures, future growth and expansion initiatives, satisfy our REIT distribution requirements and debt service obligations, or refinance our existing indebtedness.
In addition, our liquidity depends on our ability to generate cash flow from operating activities. As set forth under the caption “Risk Factors” in Item 1A of the 2024 Form 10-K, we derive a substantial portion of our current and projected future revenue from a small number of customers and, consequently, a failure by a significant customer to perform its contractual obligations to us could adversely affect our cash flow and liquidity.
For more information regarding the terms of our outstanding indebtedness, please see note 8 to our consolidated financial statements included in the 2024 Form 10-K.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated and condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to assets held for sale, discontinued operations, accounting and impairment of long-lived assets, revenue recognition, rent expense and income taxes, as further discussed in the 2024 Form 10-K. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended March 31, 2025. We have made no material changes to the critical accounting policies described in the 2024 Form 10-K.
Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of March 31, 2025 consisted of $50.0 million under the 2021 Multicurrency Credit Facility, $360.0 million under the 2021 Credit Facility and $1.0 billion under the 2021 Term Loan. A 10% increase in current interest rates would result in an additional $1.9 million of interest expense for the three months ended March 31, 2025.
Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency exchange rate fluctuations. For the three months ended March 31, 2025, 31% of our revenues and 37% of our total operating expenses were denominated in foreign currencies.
As of March 31, 2025, we have incurred intercompany debt that is not considered to be permanently reinvested and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $31.3 million of unrealized losses that would be included in Other income (expense) in our consolidated statements of operations for the three months ended March 31, 2025. As of March 31, 2025, we have 7.5 billion EUR (approximately $8.1 billion) denominated debt outstanding. An adverse change of 10% in the underlying exchange rates of our outstanding EUR debt would result in $0.9 billion of foreign currency losses that would be included in Other expense in our consolidated statements of operations for the three months ended March 31, 2025.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of March 31, 2025 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We periodically become involved in various claims and lawsuits that are incidental to our business. While our management, after consultation with counsel, currently believes the ultimate outcome of these legal proceedings, individually and in the aggregate, will not have a material adverse impact on our consolidated financial position, results of operations or liquidity, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our financial condition and results of operations.

ITEM 1A.	RISK FACTORS
There were no material changes to the risk factors disclosed in Item 1A of the 2024 Form 10-K.

ITEM 5.	OTHER INFORMATION
(c) Insider Trading Arrangements and Policies
Rule 10b5-1 Plans

Eugene M. Noel, our Executive Vice President and Chief Operating Officer, entered into a pre-arranged stock trading plan on February 26, 2025. Mr. Noel’s plan provides for the potential exercise of vested stock options and the associated sale of up to 41,209 shares of our common stock between May 28, 2025 and March 2, 2026.

This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1 under the Exchange Act and our policies regarding transactions in our securities. Generally, this trading plan pre-establishes the amounts, prices and dates of future purchases or sales of our stock, including shares issued upon the exercise or vesting of equity awards. Under this trading plan, the individual officer relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under this plan may occur at any time, including possibly before, simultaneously with, or immediately after, significant Company events.

ITEM 6.	EXHIBITS

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.1

3.2	Certificate of Merger, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.2

3.3	Amended and Restated By-Laws of the Company, effective as of January 3, 2025	8-K	001-14195	January 7, 2025	3.1

4.1	Supplemental Indenture No. 8, dated as of March 14, 2025, by and between American Tower Corporation and U.S. Bank Trust Company, National Association, as trustee	8-K	001-14195	March 14, 2025	4.1

10.1	Letter Agreement, dated as of January 3, 2025, by and between the Company and Eugene M. Noel	10-K	001-14195	February 25, 2025	10.31

10.2	Letter Agreement, dated as of January 3, 2025, by and between the Company and Richard Rossi	10-K	001-14195	February 25, 2025	10.32

10.3	Amendment No. 3 to the Third Amended and Restated Multicurrency Revolving Credit Agreement, dated as of January 28, 2025, among the Company and certain of its subsidiaries as borrowers, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of lenders under the Third Amended and Restated Multicurrency Revolving Credit Agreement, dated as of December 8, 2021, as further amended	10-K	001-14195	February 25, 2025	10.36

10.4	Amendment No. 2 to the Fourth Amended and Restated Revolving Credit Agreement, dated as of January 28, 2025, among the Company and certain of its subsidiaries as borrowers, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of lenders under the Fourth Amended and Restated Revolving Credit Agreement, dated as of December 8, 2021, as further amended	10-K	001-14195	February 25, 2025	10.39

10.5	Amendment No. 2 to the Second Amended and Restated Term Loan Agreement, dated as of January 28, 2025, among the Company, as borrower, Mizuho Bank, Ltd., as administrative agent, and a majority of the lenders under the Second Amended and Restated Term Loan Agreement, dated as of December 8, 2021, as further amended	10-K	001-14195	February 25, 2025	10.42

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1	—	—	—

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2	—	—	—

Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
32	Certifications filed pursuant to 18. U.S.C. Section 1350	Filed herewith as Exhibit 32	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document		—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition	Filed herewith as Exhibit 101

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	—

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: April 29, 2025	By:	/S/ RODNEY M. SMITH
Rodney M. Smith Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)