Form 10-Q
period 2025-06-30
AMERICAN TOWER CORP /MA/
filed 2025-07-29
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2025.
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
Telephone Number (617) 375-7500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value	AMT	New York Stock Exchange
1.950% Senior Notes due 2026	AMT 26B	New York Stock Exchange
0.450% Senior Notes due 2027	AMT 27C	New York Stock Exchange
0.400% Senior Notes due 2027	AMT 27D	New York Stock Exchange
4.125% Senior Notes due 2027	AMT 27F	New York Stock Exchange
0.500% Senior Notes due 2028	AMT 28A	New York Stock Exchange
0.875% Senior Notes due 2029	AMT 29B	New York Stock Exchange
0.950% Senior Notes due 2030	AMT 30C	New York Stock Exchange
3.900% Senior Notes due 2030	AMT 30D	New York Stock Exchange
4.625% Senior Notes due 2031	AMT 31B	New York Stock Exchange
1.000% Senior Notes due 2032	AMT 32	New York Stock Exchange
3.625% Senior Notes due 2032	AMT 32B	New York Stock Exchange
1.250% Senior Notes due 2033	AMT 33	New York Stock Exchange
4.100% Senior Notes due 2034	AMT 34A	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of July 22, 2025, there were 468,251,225 shares of common stock outstanding.

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,076.0	$1,999.6
Restricted cash	133.6	108.6
Accounts receivable, net	772.1	540.0
Prepaid and other current assets	619.7	530.6
Total current assets	3,601.4	3,178.8
PROPERTY AND EQUIPMENT, net	19,799.8	19,056.8
GOODWILL	12,245.5	11,768.1
OTHER INTANGIBLE ASSETS, net	14,963.1	14,474.3
DEFERRED TAX ASSET	157.0	122.7
DEFERRED RENT ASSET	3,779.5	3,710.2
RIGHT-OF-USE ASSET	8,383.7	8,089.6
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	824.5	676.9
TOTAL	$63,754.5	$61,077.4
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$229.7	$240.8
Accrued expenses	1,144.7	1,082.0
Distributions payable	817.7	780.3
Accrued interest	347.4	373.6
Current portion of operating lease liability	613.6	576.7
Current portion of long-term obligations	2,290.8	3,693.0
Unearned revenue	419.7	329.2
Total current liabilities	5,863.6	7,075.6
LONG-TERM OBLIGATIONS	35,193.7	32,808.8
OPERATING LEASE LIABILITY	7,115.1	6,875.6
ASSET RETIREMENT OBLIGATIONS	2,525.0	2,393.8
DEFERRED TAX LIABILITY	1,546.0	1,262.0
OTHER NON-CURRENT LIABILITIES	1,032.2	1,012.9
Total liabilities	53,275.6	51,428.7
COMMITMENTS AND CONTINGENCIES
EQUITY (shares in thousands):
Common stock: $0.01 par value; 1,000,000 shares authorized; 479,228 and 478,388 shares issued; and 468,224 and 467,384 shares outstanding, respectively	4.8	4.8
Additional paid-in capital	15,133.3	15,057.3
Distributions in excess of earnings	(5,164.4)	(4,424.1)
Accumulated other comprehensive loss	(4,959.7)	(5,954.6)
Treasury stock (11,004 shares at cost)	(1,301.2)	(1,301.2)
Total American Tower Corporation equity	3,712.8	3,382.2
Noncontrolling interests	6,766.1	6,266.5
Total equity	10,478.9	9,648.7
TOTAL	$63,754.5	$61,077.4
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES:
Property	$2,527.4	$2,497.3	$5,015.6	$4,979.7
Services	99.5	47.4	174.1	77.6
Total operating revenues	2,626.9	2,544.7	5,189.7	5,057.3
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property	640.6	627.3	1,240.2	1,232.3
Services	48.1	22.0	83.0	35.9
Depreciation, amortization and accretion	510.3	520.6	1,002.8	1,029.4
Selling, general, administrative and development expense	233.7	218.3	471.2	462.6
Other operating (income) expense	(3.5)	0.3	(59.3)	(0.1)
Total operating expenses	1,429.2	1,388.5	2,737.9	2,760.1
OPERATING INCOME	1,197.7	1,156.2	2,451.8	2,297.2
OTHER INCOME (EXPENSE):
Interest income	30.6	34.4	57.5	65.4
Interest expense	(342.6)	(362.7)	(667.9)	(726.5)
Other (expense) income (including foreign currency (losses) gains of $(484.0), $(21.7), $(829.7) and $106.0, respectively)	(373.9)	19.4	(712.1)	132.5
Total other expense	(685.9)	(308.9)	(1,322.5)	(528.6)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	511.8	847.3	1,129.3	1,768.6
Income tax provision	(131.3)	(77.4)	(250.2)	(168.7)
NET INCOME FROM CONTINUING OPERATIONS	380.5	769.9	879.1	1,599.9
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	138.5	—	230.2
NET INCOME	380.5	908.4	879.1	1,830.1
Net income attributable to noncontrolling interests	(13.7)	(8.1)	(23.6)	(12.4)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$366.8	$900.3	$855.5	$1,817.7
NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$366.8	$761.8	$855.5	$1,587.5
NET INCOME FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$—	$138.5	$—	$230.2
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income from continuing operations attributable to American Tower Corporation common stockholders	$0.78	$1.63	$1.83	$3.40
Basic net income from discontinued operations attributable to American Tower Corporation common stockholders	—	0.30	—	0.49
Basic net income attributable to American Tower Corporation common stockholders	$0.78	$1.93	$1.83	$3.89
Diluted net income from continuing operations attributable to American Tower Corporation common stockholders	$0.78	$1.63	$1.83	$3.39
Diluted net income from discontinued operations attributable to American Tower Corporation common stockholders	—	0.30	—	0.49
Diluted net income attributable to American Tower Corporation common stockholders	$0.78	$1.92	$1.83	$3.89
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	468,178	467,038	467,909	466,778
DILUTED	468,791	467,781	468,717	467,793
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$380.5	$908.4	$879.1	$1,830.1
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense (benefit) of $0.6, $(0.1), $0.6 and $(0.3), respectively	877.8	(410.8)	1,471.4	(842.0)
Other comprehensive income (loss)	877.8	(410.8)	1,471.4	(842.0)
Comprehensive income	1,258.3	497.6	2,350.5	988.1
Comprehensive (income) loss attributable to noncontrolling interests	(337.2)	18.9	(500.1)	107.3
Comprehensive income attributable to American Tower Corporation stockholders	$921.1	$516.5	$1,850.4	$1,095.4
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$879.1	$1,830.1
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, amortization and accretion	1,002.8	1,111.1
Stock-based compensation expense	100.7	111.2
Other non-cash items reflected in statements of operations	826.6	(34.5)
Increase in net deferred rent balances	(45.3)	(152.7)
Right-of-use asset and Operating lease liability, net	29.3	31.3
Changes in unearned revenue	46.8	(32.3)
Increase in assets	(219.8)	(119.2)
Decrease in liabilities	(43.7)	(122.9)
Cash provided by operating activities	2,576.5	2,622.1
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(635.7)	(721.9)
Payments for acquisitions, net of cash acquired	(332.3)	(55.0)
Proceeds from sale of short-term investments and other non-current assets	137.7	251.5
Deposits and other	(10.9)	0.1
Cash used for investing activities	(841.2)	(525.3)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	—	8.7
Borrowings under credit facilities	3,632.3	5,097.9
Proceeds from issuance of senior notes, net	1,560.0	2,374.1
Proceeds from other borrowings	1.2	—
Repayments of notes payable, credit facilities, senior notes, secured debt, term loans and finance leases	(5,318.2)	(7,189.7)
Distributions to noncontrolling interest holders	(111.9)	(189.2)
Contributions from noncontrolling interest holders	111.3	102.5
Proceeds from stock options and employee stock purchase plan	30.1	23.7
Distributions paid on common stock	(1,564.7)	(1,559.2)
Deferred financing costs and other financing activities	(90.6)	(86.9)
Cash used for financing activities	(1,750.5)	(1,418.1)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	116.6	(153.5)
NET INCREASE IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	101.4	525.2
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	2,108.2	2,093.4
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$2,209.6	$2,618.6
CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $6.6 AND $9.2, RESPECTIVELY)	$131.4	$179.2
CASH PAID FOR INTEREST	$684.2	$803.1
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment under finance leases and perpetual easements	$6.7	$8.3
Decrease in accounts payable and accrued expenses for purchases of property and equipment and construction activities	$(11.4)	$(56.4)
Seller financed acquisition	$5.0	$—
Distributions to noncontrolling interest holders	$—	$(49.9)
Contributions from noncontrolling interest holders	$—	$49.9
Contribution to equity method investment	$—	$14.6
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Three Months Ended June 30, 2024 and 2025	Issued Shares	Amount	Shares	Amount
BALANCE, APRIL 1, 2024	477,968	$4.8	(11,004)	$(1,301.2)	$14,903.4	$(6,078.0)	$(3,481.2)	$6,613.9	$10,661.7
Stock-based compensation related activity	61	0.0	—	—	42.9	—	—	—	42.9
Issuance of common stock-stock purchase plan	52	0.0	—	—	8.7	—	—	—	8.7
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(383.8)	—	(27.0)	(410.8)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	13.5	13.5
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(41.0)	(41.0)
Common stock distributions declared	—	—	—	—	—	—	(759.9)	—	(759.9)
Net income	—	—	—	—	—	—	900.3	8.1	908.4
BALANCE, JUNE 30, 2024	478,081	$4.8	(11,004)	$(1,301.2)	$14,955.0	$(6,461.8)	$(3,340.8)	$6,567.5	$10,423.5

BALANCE, APRIL 1, 2025	479,131	$4.8	(11,004)	$(1,301.2)	$15,077.7	$(5,514.0)	$(4,732.5)	$6,401.5	$9,936.3
Stock-based compensation related activity	51	0.0	—	—	47.5	—	—	—	47.5
Issuance of common stock-stock purchase plan	46	0.0	—	—	8.1	—	—	—	8.1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	554.3	—	323.5	877.8
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	110.5	110.5
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(83.1)	(83.1)
Common stock distributions declared	—	—	—	—	—	—	(798.7)	—	(798.7)
Net income	—	—	—	—	—	—	366.8	13.7	380.5
BALANCE, JUNE 30, 2025	479,228	$4.8	(11,004)	$(1,301.2)	$15,133.3	$(4,959.7)	$(5,164.4)	$6,766.1	$10,478.9

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Six Months Ended June 30, 2025 and 2024	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2024	477,300	$4.8	(11,004)	$(1,301.2)	$14,872.9	$(5,739.5)	$(3,638.8)	$6,667.2	$10,865.4
Stock-based compensation related activity	729	0.0	—	—	73.4	—	—	—	73.4
Issuance of common stock- stock purchase plan	52	0.0	—	—	8.7	—	—	—	8.7
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(722.3)	—	(119.7)	(842.0)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	152.4	152.4
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(144.8)	(144.8)
Common stock distributions declared	—	—	—	—	—	—	(1,519.7)	—	(1,519.7)
Net income	—	—	—	—	—	—	1,817.7	12.4	1,830.1
BALANCE, JUNE 30, 2024	478,081	$4.8	(11,004)	$(1,301.2)	$14,955.0	$(6,461.8)	$(3,340.8)	$6,567.5	$10,423.5

BALANCE, JANUARY 1, 2025	478,388	$4.8	(11,004)	$(1,301.2)	$15,057.3	$(5,954.6)	$(4,424.1)	$6,266.5	$9,648.7
Stock-based compensation related activity	794	0.0	—	—	67.9	—	—	—	67.9
Issuance of common stock- stock purchase plan	46	0.0	—	—	8.1	—	—	—	8.1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	994.9	—	476.5	1,471.4
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	111.3	111.3
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(111.8)	(111.8)
Common stock distributions declared	—	—	—	—	—	—	(1,595.8)	—	(1,595.8)
Net income	—	—	—	—	—	—	855.5	23.6	879.1
BALANCE, JUNE 30, 2025	479,228	$4.8	(11,004)	$(1,301.2)	$15,133.3	$(4,959.7)	$(5,164.4)	$6,766.1	$10,478.9

See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated and condensed consolidated financial statements have been prepared by American Tower Corporation (together with its subsidiaries, “ATC” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included. The consolidated and condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the entire year.
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
As of June 30, 2025, the Company holds (i) a 52% controlling interest in subsidiaries whose holdings consist of the Company’s operations in France, Germany and Spain (such subsidiaries collectively, “ATC Europe”) (Allianz and La Caisse (each as defined in note 11) hold the noncontrolling interests), (ii) a 51% controlling interest in a joint venture whose holdings consist of the Company’s operations in Bangladesh (Confidence Tower Holdings Ltd. (“Confidence Group”) holds the noncontrolling interest) and (iii) a controlling common equity interest of approximately 71% in the Company’s U.S. data center business (Stonepeak (as defined and further discussed in note 11) holds approximately 29% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity). As of June 30, 2025, ATC Europe holds an 87% and an 83% controlling interest in subsidiaries that consist of the Company’s operations in Germany and Spain, respectively (PGGM holds the noncontrolling interests). See note 11 for a discussion of changes to the Company’s noncontrolling interests during the six months ended June 30, 2025 and 2024.
Change in Reportable Segments— During the fourth quarter of 2024, following recent divestitures, including the ATC TIPL Transaction (as defined in note 16), and changes to its organizational structure, the Company’s Asia-Pacific (“APAC”) property segment and its Africa property segment were combined into the Africa & APAC property segment. As a result, the Company has six reportable segments: U.S. & Canada property (which includes all assets in the United States and Canada, other than the Company’s data center facilities and related assets), Africa & APAC property, Europe property, Latin America property, Data Centers and Services, which are discussed further in note 15. The change in reportable segments had no impact on the Company’s consolidated financial statements for any periods. Historical financial information included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) has been adjusted to reflect the change in reportable segments.
Sale of South Africa Fiber—On March 6, 2025, the Company, through its subsidiary ATC South Africa Wireless Infrastructure Proprietary Limited, completed the sale of its fiber assets in South Africa (“South Africa Fiber”) for total consideration of 2.5 billion South African Rand (“ZAR”) (approximately $137.7 million at the date of closing), resulting in a gain on the sale of approximately $53.6 million, which was included in Other operating income in the accompanying consolidated statements of operations. As a result of the transaction, the Company disposed of $6.1 million of goodwill based on the relative fair value of South Africa Fiber and the portion of the applicable goodwill reporting unit that was expected to be retained. Prior to the divestiture, South Africa Fiber’s operating results were included within the Africa & APAC property segment.

Proceeds received at closing	$137.7
Net assets at closing	(84.1)
Total gain on sale included in Other operating expenses (1)	$53.6
_______________
(1)Excludes an estimated 377.9 million ZAR (approximately $20.8 million at the date of closing) of taxes, of which 131.5 million ZAR (approximately $7.4 million) remains payable as of June 30, 2025.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Significant Accounting Policies—The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements included in the 2024 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2025, other than those noted below.
Cash and Cash Equivalents and Restricted Cash—The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statements of cash flows is as follows:

	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents	$2,076.0	$2,158.3
Restricted cash	133.6	126.1
Cash and cash equivalents included in assets of discontinued operations	—	333.8
Restricted cash included in assets of discontinued operations	—	0.4
Total cash, cash equivalents and restricted cash	$2,209.6	$2,618.6
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
Non-lease property revenue—Non-lease property revenue consists primarily of revenue generated from DAS networks, fiber and other property related revenue. DAS networks and fiber arrangements generally require that the Company provide the tenant the right to use available capacity on the applicable communications infrastructure. Performance obligations are satisfied over time for the duration of the arrangements. Non-lease property revenue also includes revenue generated from interconnection offerings in the Company’s data center facilities. Interconnection offerings are generally contracted on a month-to-month basis and are cancellable by the Company or the data center customer at any time. Performance obligations are satisfied over time for the duration of the arrangements. Other property related revenue streams, which include site inspections, are not material on either an individual or consolidated basis. There were no material changes in the receivables, contract assets and contract liabilities from contracts with customers for the three and six months ended June 30, 2025.
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
A summary of revenue disaggregated by source and geography is as follows:

Three Months Ended June 30, 2025	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$72.5	$3.4	$3.4	$28.1	$36.8	$144.2
Services revenue	99.5	—	—	—	—	99.5
Total non-lease revenue	$172.0	$3.4	$3.4	$28.1	$36.8	$243.7
Property lease revenue	1,234.6	332.9	229.3	361.3	225.1	2,383.2
Total revenue	$1,406.6	$336.3	$232.7	$389.4	$261.9	$2,626.9

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Three Months Ended June 30, 2024	U.S. & Canada	Africa & APAC (1)	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$77.2	$6.2	$5.2	$27.6	$32.8	$149.0
Services revenue	47.4	—	—	—	—	47.4
Total non-lease revenue	$124.6	$6.2	$5.2	$27.6	$32.8	$196.4
Property lease revenue	1,238.2	293.0	198.0	421.1	198.0	2,348.3
Total revenue	$1,362.8	$299.2	$203.2	$448.7	$230.8	$2,544.7
_______________
(1)Excludes the operating results of ATC TIPL (as defined in note 16), which are reported as discontinued operations. See note 16 for further discussion.

Six Months Ended June 30, 2025	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$147.2	$15.4	$6.2	$54.1	$72.7	$295.6
Services revenue	174.1	—	—	—	—	174.1
Total non-lease revenue	$321.3	$15.4	$6.2	$54.1	$72.7	$469.7
Property lease revenue	2,458.2	654.5	439.5	734.5	433.3	4,720.0
Total revenue	$2,779.5	$669.9	$445.7	$788.6	$506.0	$5,189.7

Six Months Ended June 30, 2024	U.S. & Canada	Africa & APAC (1)	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$150.1	$12.3	$8.7	$56.3	$64.4	$291.8
Services revenue	77.6	—	—	—	—	77.6
Total non-lease revenue	$227.7	$12.3	$8.7	$56.3	$64.4	$369.4
Property lease revenue	2,476.0	584.0	399.0	837.9	391.0	4,687.9
Total revenue	$2,703.7	$596.3	$407.7	$894.2	$455.4	$5,057.3
_______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See note 16 for further discussion.
Property revenue for the three months ended June 30, 2025 and 2024 includes straight-line revenue of $28.2 million and $74.1 million, respectively. Property revenue for the six months ended June 30, 2025 and 2024 includes straight-line revenue of $45.3 million and $153.2 million, respectively.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	As of
	June 30, 2025	December 31, 2024
Prepaid assets	$106.6	$82.6
Prepaid income tax	104.7	77.2
Unbilled receivables	246.8	189.3
Value added tax and other consumption tax receivables	38.5	55.5
Other miscellaneous current assets	123.1	126.0
Prepaid and other current assets	$619.7	$530.6
3.    LEASES
The Company determines if an arrangement is a lease at the inception of the agreement. The Company considers an arrangement to be a lease if it conveys the right to control the use of the communications infrastructure or ground space underneath communications infrastructure for a period of time in exchange for consideration. The Company is both a lessor and a lessee.
During the six months ended June 30, 2025, the Company made no changes to the methods described in note 4 to its consolidated financial statements included in the 2024 Form 10-K. As of June 30, 2025, the Company does not have any material related party leases as either a lessor or a lessee. To the extent there are any intercompany leases, these are eliminated in consolidation.
Lessor— Historically, the Company has been able to successfully renew its applicable leases as needed to ensure continuation of its revenue. Accordingly, the Company assumes that it will have access to the communications infrastructure or ground space underlying its sites when calculating future minimum rental receipts through the end of the respective terms. Future minimum rental receipts expected under non-cancellable operating lease agreements as of June 30, 2025 were as follows:

Fiscal Year	Amount (1) (2)
Remainder of 2025	$4,234.4
2026	8,223.9
2027	8,048.3
2028	6,719.6
2029	6,343.0
Thereafter	21,551.4
Total	$55,120.6
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
(2)Balances represent contractual amounts owed with no adjustments made for expected collectibility.
If incentives are present in the Company’s leases, they are evaluated to determine proper treatment and, to the extent present, are recorded in Other current assets and Other non-current assets in the consolidated balance sheets and amortized on a straight line basis over the corresponding lease term as a non-cash reduction to revenue. As of June 30, 2025, the remaining weighted average amortization period of the Company’s lease incentives was 9 years. As of June 30, 2025, Other current assets and Other non-current assets include $41.5 million and $353.1 million, respectively, for lease incentives.
Lessee—The Company assesses its right-of-use asset and other lease-related assets for impairment, as described in note 1 to the Company’s consolidated financial statements included in the 2024 Form 10-K. There were no material impairments recorded related to these assets during the three and six months ended June 30, 2025 and 2024. The Company leases certain land, buildings, equipment and office space under operating leases and land and improvements, towers, equipment and vehicles under finance leases. As of June 30, 2025, operating lease assets were included in Right-of-use asset and finance lease assets were included in Property and equipment, net in the consolidated balance sheet. During the six months ended June 30, 2025, there were no material changes in the terms and provisions of the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Company’s operating leases in which the Company is a lessee. There were no material changes in finance lease assets and liabilities during the six months ended June 30, 2025.
Information about other lease-related balances is as follows:

	As of
	June 30, 2025	December 31, 2024
Operating leases:
Right-of-use asset	$8,383.7	$8,089.6

Current portion of lease liability	$613.6	$576.7
Lease liability	7,115.1	6,875.6
Total operating lease liability	$7,728.7	$7,452.3
The weighted-average remaining lease terms and incremental borrowing rates are as follows:

	As of
	June 30, 2025	December 31, 2024
Operating leases:
Weighted-average remaining lease term (years)	13.5	14.3
Weighted-average incremental borrowing rate	6.6%	6.5%
The following table sets forth the components of lease cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$283.1	$283.4	$556.3	$566.6
Variable lease costs not included in lease liability (1)	80.8	91.2	167.1	178.3
______________
(1)Primarily includes property tax paid on behalf of the landlord.
Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2025	2024 (3)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(574.5)	$(673.4)

Non-cash items:
New operating leases (1)	$97.9	$78.8
Operating lease modifications and reassessments (2)	$198.7	$713.8
______________
(1)Amount includes new operating leases and leases acquired in connection with acquisitions.
(2)Six months ended June 30, 2024 reflects a $515 million increase as a result of the Company’s change in estimated useful lives on January 1, 2024, as additional renewal options may be included.
(3)Cash flows related to discontinued operations for the six months ended June 30, 2024 have not been segregated and are included in the consolidated balances for cash flow purposes.

As of June 30, 2025, the Company does not have material operating or financing leases that have not yet commenced.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Maturities of operating lease liabilities as of June 30, 2025 were as follows:

Fiscal Year	Operating Lease (1)
Remainder of 2025	$514.5
2026	1,002.9
2027	962.5
2028	918.6
2029	873.6
Thereafter	7,689.6
Total lease payments	11,961.7
Less amounts representing interest	(4,233.0)
Total lease liability	7,728.7
Less current portion of lease liability	613.6
Non-current lease liability	$7,115.1
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
4.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying value of goodwill for each of the Company’s business segments were as follows:

	Property					Services	Total (1)
	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers
Balance as of January 1, 2025	$4,634.7	$516.5	$2,862.3	$832.6	$2,920.0	$2.0	$11,768.1
Other (1)	—	(6.1)	—	—	—	—	(6.1)
Effect of foreign currency translation	2.5	16.4	396.5	68.1	—	—	483.5
Balance as of June 30, 2025	$4,637.2	$526.8	$3,258.8	$900.7	$2,920.0	$2.0	$12,245.5
_______________
(1)Other represents the goodwill associated with the sale of South Africa Fiber, which was sold during the six months ended June 30, 2025.
The Company’s other intangible assets subject to amortization consisted of the following:

		As of June 30, 2025			As of December 31, 2024
	Estimated Useful Lives (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired network location intangibles (1)	Up to 30	$5,551.6	$(2,758.5)	$2,793.1	$5,365.4	$(2,659.8)	$2,705.6
Acquired tenant-related intangibles	Up to 30	18,597.4	(7,288.0)	11,309.4	17,666.0	(6,823.7)	10,842.3
Acquired licenses and other intangibles	2-30	1,384.4	(523.8)	860.6	1,406.8	(480.4)	926.4
Total other intangible assets		$25,533.4	$(10,570.3)	$14,963.1	$24,438.2	$(9,963.9)	$14,474.3
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
The Company amortizes its acquired intangible assets on a straight-line basis over their estimated useful lives. As of June 30, 2025, the remaining weighted average amortization period of the Company’s intangible assets was 20 years. Amortization of intangible assets for the three and six months ended June 30, 2025 was $218.9 million and $433.0 million, respectively. Amortization of intangible assets for the three and six months ended June 30, 2024 was $224.2 million and $453.6 million, respectively. Based on current exchange rates, the Company expects to record amortization expense as follows over the remainder of the current year and the five subsequent years:

Fiscal Year	Amount
Remainder of 2025	$443.3
2026	852.2
2027	834.5
2028	824.7
2029	808.1
2030	796.5

5.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of
	June 30, 2025	December 31, 2024
Accrued construction costs	$180.0	$166.7
Accrued income tax payable	16.7	20.6
Accrued pass-through costs	67.6	56.8
Amounts payable for acquisitions (1)	123.7	106.4
Amounts payable to tenants	70.5	74.7
Accrued property and real estate taxes	209.9	199.3
Accrued rent	55.2	54.7
Payroll and related withholdings	90.9	129.6
Other accrued expenses	330.2	273.2
Total accrued expenses	$1,144.7	$1,082.0
_______________
(1)As of June 30, 2025 and December 31, 2024 includes $111.1 million and $94.9 million, respectively, of deferred payments, including post-closing adjustments, associated with the Company’s acquisition of the European and Latin American tower divisions from Telxius Telecom, S.A. in 2021, due in 2025.
6.    LONG-TERM OBLIGATIONS
Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums and debt issuance costs, consisted of the following:

	As of
	June 30, 2025	December 31, 2024	Maturity Date
2021 Multicurrency Credit Facility (1)	$750.0	$—	January 28, 2028
2021 Term Loan (1)	997.7	997.9	January 28, 2028
2021 Credit Facility (1)	815.0	—	January 28, 2030
2.950% senior notes (2)	—	650.0	N/A
2.400% senior notes (3)	—	749.7	N/A
1.375% senior notes (4) (5)	—	517.3	N/A
4.000% senior notes (6)	—	749.4	N/A
1.300% senior notes	499.8	499.3	September 15, 2025
4.400% senior notes	499.6	499.3	February 15, 2026
1.600% senior notes	699.1	698.5	April 15, 2026
1.950% senior notes (5)	588.4	516.4	May 22, 2026

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

1.450% senior notes	598.2	597.4	September 15, 2026
3.375% senior notes	997.5	996.6	October 15, 2026
3.125% senior notes	399.4	399.3	January 15, 2027
2.750% senior notes	748.5	748.0	January 15, 2027
0.450% senior notes (5)	882.2	774.1	January 15, 2027
0.400% senior notes (5)	587.4	515.0	February 15, 2027
3.650% senior notes	647.2	646.4	March 15, 2027
4.125% senior notes (5)	705.1	618.5	May 16, 2027
3.55% senior notes	748.3	747.9	July 15, 2027
3.600% senior notes	697.4	697.0	January 15, 2028
0.500% senior notes (5)	880.8	772.6	January 15, 2028
1.500% senior notes	648.2	647.8	January 31, 2028
5.500% senior notes	695.7	695.0	March 15, 2028
5.250% senior notes	645.8	645.2	July 15, 2028
5.800% senior notes	745.2	744.6	November 15, 2028
5.200% senior notes	644.4	643.7	February 15, 2029
3.950% senior notes	595.4	594.8	March 15, 2029
0.875% senior notes (5)	880.9	773.0	May 21, 2029
3.800% senior notes	1,641.4	1,640.5	August 15, 2029
2.900% senior notes	745.6	745.1	January 15, 2030
5.000% senior notes	593.8	593.2	January 31, 2030
4.900% senior notes	644.2	—	March 15, 2030
3.900% senior notes (5)	585.0	512.9	May 16, 2030
2.100% senior notes	744.6	744.1	June 15, 2030
0.950% senior notes (5)	584.6	512.6	October 5, 2030
1.875% senior notes	794.7	794.3	October 15, 2030
2.700% senior notes	696.0	695.6	April 15, 2031
4.625% senior notes (5)	583.8	511.7	May 16, 2031
2.300% senior notes	694.0	693.6	September 15, 2031
1.000% senior notes (5)	761.2	667.6	January 15, 2032
4.050% senior notes	644.0	643.7	March 15, 2032
3.625% senior notes (5)	585.7	—	May 30, 2032
5.650% senior notes	791.9	791.4	March 15, 2033
1.250% senior notes (5)	584.1	512.1	May 21, 2033
5.550% senior notes	841.8	841.4	July 15, 2033
5.900% senior notes	742.5	742.2	November 15, 2033
5.450% senior notes	641.0	640.6	February 15, 2034
4.100% senior notes (5)	582.5	510.5	May 16, 2034
5.400% senior notes	592.2	591.9	January 31, 2035
5.350% senior notes	346.2	—	March 15, 2035
3.700% senior notes	592.7	592.6	October 15, 2049
3.100% senior notes	1,039.0	1,038.8	June 15, 2050
2.950% senior notes	1,024.2	1,023.8	January 15, 2051
Total American Tower Corporation debt	35,673.9	34,174.9

Series 2015-2 notes (7)	—	524.7	N/A
Series 2018-1A securities (8)	497.9	497.6	March 15, 2028
Series 2023-1A securities (9)	1,289.8	1,288.0	March 15, 2028
Other subsidiary debt (10)	6.0	—	Various
Total American Tower subsidiary debt	1,793.7	2,310.3
Finance lease obligations	16.9	16.6
Total	37,484.5	36,501.8
Less current portion of long-term obligations	(2,290.8)	(3,693.0)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Long-term obligations	$35,193.7	$32,808.8
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
(5)Notes are denominated in Euro (“EUR”).
(6)Repaid in full on May 30, 2025 using borrowings under the 2021 Credit Facility and cash on hand.
(7)Repaid in full on June 16, 2025 using borrowings under the 2021 Multicurrency Credit Facility and cash on hand.
(8)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.
(9)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2053.
(10)As of June 30, 2025, includes the Bangladesh Term Loan and the CoreSite DE1 Note (as defined below).
Current portion of long-term obligations—The Company’s current portion of long-term obligations primarily includes (i) $500.0 million aggregate principal amount of the Company’s 1.300% senior unsecured notes due September 15, 2025, (ii) $500.0 million aggregate principal amount of the Company’s 4.400% senior unsecured notes due February 15, 2026, (iii) $700.0 million aggregate principal amount of the Company’s 1.600% senior unsecured notes due April 15, 2026 and (iv) 500.0 million EUR aggregate principal amount of the Company’s 1.950% senior unsecured notes due May 22, 2026.
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
American Tower Secured Revenue Notes and Repayment of Series 2015-2 Notes—In May 2015, GTP Acquisition Partners I, LLC, one of the Company’s wholly owned subsidiaries, refinanced existing debt with cash on hand and proceeds from a private issuance (the “2015 Securitization”) of (i) $350.0 million of American Tower Secured Revenue Notes, Series 2015-1, Class A, which were subsequently repaid on the June 2020 payment date, and (ii) $525.0 million of American Tower Secured Revenue Notes, Series 2015-2, Class A (the “Series 2015-2 Notes”). On the June 2025 payment date, the Company repaid $525.0 million aggregate principal amount outstanding under the Series 2015-2 Notes, pursuant to the terms of the agreements governing such securities. The repayment was funded with borrowings under the 2021 Multicurrency Credit Facility and cash on hand. Following such repayment, no notes were outstanding under the 2015 Securitization.
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
Repayment of 1.375% Senior Notes—On April 3, 2025, the Company repaid 500.0 million EUR aggregate principal amount of the Company’s 1.375% senior unsecured notes due April 4, 2025 (the “1.375% Notes”) upon their maturity. The 1.375% Notes were repaid using borrowings under the 2021 Multicurrency Credit Facility and cash on hand. Upon completion of the repayment, none of the 1.375% Notes remained outstanding.
Repayment of 4.000% Senior Notes—On May 30, 2025, the Company repaid $750.0 million aggregate principal amount of the Company’s 4.000% senior unsecured notes due June 1, 2025 (the “4.000% Notes”) upon their maturity. The 4.000% Notes were repaid using borrowings under the 2021 Credit Facility and cash on hand. Upon completion of the repayment, none of the 4.000% Notes remained outstanding.
Offerings of Senior Notes
4.900% Senior Notes and 5.350% Senior Notes Offering—On March 14, 2025, the Company completed a registered public offering of $650.0 million aggregate principal amount of 4.900% senior unsecured notes due 2030 (the “4.900%

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Notes”) and $350.0 million aggregate principal amount of 5.350% senior unsecured notes due 2035 (the “5.350% Notes”). The net proceeds from this offering were approximately $988.9 million, after deducting commissions and estimated expenses. The Company used the net proceeds to repay the 2.400% Notes, to repay existing indebtedness under the 2021 Multicurrency Credit Facility and for general corporate purposes.
3.625% Senior Notes Offering—On May 30, 2025, the Company completed a registered public offering of 500.0 million EUR (approximately $567.4 million at the date of issuance) aggregate principal amount of 3.625% senior unsecured notes due 2032 (the “3.625% Notes,” and, collectively with the 4.900% Notes and the 5.350% Notes, the “Notes”). The net proceeds from this offering were approximately 496.8 million EUR (approximately $563.7 million at the date of issuance), after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2021 Multicurrency Credit Facility and for general corporate purposes.
The key terms of the Notes are as follows:

Senior Notes		Aggregate Principal Amount (in millions)	Issue Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
4.900% Notes		$650.0	March 14, 2025	March 15, 2030	4.900%	September 15, 2025	March 15 and September 15	February 15, 2030
5.350% Notes		$350.0	March 14, 2025	March 15, 2035	5.350%	September 15, 2025	March 15 and September 15	December 15, 2034
3.625% Notes	(3)	$567.4	May 30, 2025	May 30, 2032	3.625%	May 30, 2026	May 30	March 30, 2032
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
(3)The 3.625% Notes are denominated in EUR; dollar amounts represent the equivalent issuance date aggregate principal amount.
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
Each applicable supplemental indenture contains certain covenants that restrict the Company’s ability to merge, consolidate or sell assets and its (together with its subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that the Company and its subsidiaries may incur certain liens on assets, mortgages or other liens securing indebtedness if the aggregate amount of indebtedness secured by such liens does not exceed 3.5x Adjusted EBITDA, as defined in the applicable supplemental indenture.
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
2021 Multicurrency Credit Facility—During the six months ended June 30, 2025, the Company borrowed an aggregate of $1.5 billion, including 492.0 million EUR ($529.1 million as of the borrowing date) and repaid an aggregate of $0.8 billion, including 492.0 million EUR ($549.9 million as of the repayment date) of revolving indebtedness under the 2021 Multicurrency Credit Facility. The Company used the borrowings to repay outstanding indebtedness, including the 2.950% Notes, the 1.375% Notes and the Series 2015-2 Notes, and for general corporate purposes.
2021 Credit Facility—During the six months ended June 30, 2025, the Company borrowed an aggregate of $2.1 billion and repaid an aggregate of $1.3 billion of revolving indebtedness under the 2021 Credit Facility. The Company used the borrowings to repay outstanding indebtedness, including the 4.000% Notes, and for general corporate purposes.
As of June 30, 2025, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 Term Loan were as follows:

	Outstanding Principal Balance (in millions)	Undrawn letters of credit (in millions)	Maturity Date		Current margin over SOFR or EURIBOR (1)	Current commitment fee (2)
2021 Multicurrency Credit Facility	$750.0	$6.3	January 28, 2028	(3)	1.000%	0.110%
2021 Credit Facility	815.0	29.8	January 28, 2030	(3)	1.000%	0.110%
2021 Term Loan	1,000.0	N/A	January 28, 2028		1.000%	N/A
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
CoreSite DE1 Note—On April 1, 2025, in connection with the Company’s acquisition of a multi-tenant data center facility in Denver, Colorado, in which it previously leased space (“DE1”), the Company entered into an agreement to pay $5.0 million of purchase price to the seller in monthly installments through March 31, 2028 (the “CoreSite DE1 Note”). The CoreSite DE1 Note accrues interest at the prime rate as announced by Bank of America, N.A plus 200 basis points. As of June 30, 2025, the interest rate was 9.50% per annum. Interest is payable monthly in arrears. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The CoreSite DE1 Note may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium, provided that if such prepayment is made prior to April 1, 2027, the Company is required to pay any additional interest which would have accrued under the CoreSite DE1 Note in the ordinary course through April 1, 2027.

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
Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows:

	June 30, 2025			December 31, 2024
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investments in equity securities (1)	$218.2	$4.0	—	$98.6	$5.3	—
_______________
(1)Investments in equity securities are recorded in Notes receivable and other non-current assets in the consolidated balance sheets at fair value. Unrealized holding gains and losses for equity securities are recorded in Other income (expense) in the consolidated statements of operations in the current period. During the three and six months ended June 30, 2025 and 2024, the Company recognized unrealized gains of $110.7 million, $40.7 million, $118.3 million and $26.0 million, respectively, for equity securities held as of June 30, 2025.

Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. There were no material long-lived asset impairments during the three and six months ended June 30, 2025 or 2024 and there were no significant unobservable inputs used to determine the fair value of long-lived assets during the three and six months ended June 30, 2025 or 2024.
There were no other items measured at fair value on a nonrecurring basis during the six months ended June 30, 2025 or 2024.
Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at June 30, 2025 and December 31, 2024 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of June 30, 2025 and December 31, 2024, the carrying value of long-term obligations, including the current portion, was $37.5 billion and $36.5 billion, respectively. As of June 30, 2025, the fair value of long-term obligations, including the current portion, was $36.1 billion, of which $31.7 billion was measured using Level 1 inputs and $4.4 billion was measured using Level 2 inputs. As of December 31, 2024, the fair value of long-term obligations, including the current portion, was $34.6 billion, of which $31.3 billion was measured using Level 1 inputs and $3.3 billion was measured using Level 2 inputs.
Net Investment Hedge
Foreign Currency Debt— The Company is exposed to the impact of foreign currency exchange rate fluctuations on the value of investments in its foreign subsidiaries whose functional currencies are other than the USD. On June 1, 2025, the Company designated approximately 4.7 billion EUR (approximately $5.3 billion at the designation date) of senior unsecured notes as a non-derivative net investment hedge on the Company’s net investments in its European subsidiaries, whose functional currency is the EUR, to mitigate against the effect of exchange rate fluctuations on the translation of foreign currency balances to the USD.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
For the portion of the EUR denominated senior unsecured notes that were designated as a net investment hedge and met effectiveness requirements, the changes in carrying value of the notes attributable to the change in foreign currency spot rates were recorded as foreign currency translation adjustments in Accumulated other comprehensive loss, where they offset foreign currency translation gains and losses recorded on the Company’s net investments in its European subsidiaries. To the extent foreign currency-denominated notes designated as net investment hedges are ineffective, changes in carrying value attributable to the change in spot rates would be recorded in earnings. Changes in carrying value attributable to the change in spot rates for the portion of EUR denominated senior unsecured notes not designated as part of the net investment hedge are recorded in earnings.
The following table presents the contractual amounts of the Company's outstanding instruments:

		As of
	Designation	June 30, 2025	December 31, 2024
Foreign currency-denominated debt (1)	Net Investment Hedge	$5,480.9	$—
_______________
(1)During the three and six months ended June 30, 2025, the Company recorded $204.6 million of unrealized foreign currency losses related to the EUR denominated debt that was designated as a net investment hedge as a foreign currency translation adjustment in Accumulated other comprehensive loss. As of June 30, 2025, includes 4.7 billion EUR ($5.5 billion) of outstanding EUR denominated debt designated as hedges of a portion the Company’s net investment in foreign operations. This debt matures in fiscal years 2026 through 2034.
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
The increases in the income tax provision during the three and six months ended June 30, 2025 were primarily attributable to unrealized gains from equity securities in the United States and the accrual of taxes related to the anticipated repatriation of funds from certain foreign subsidiaries. The income tax provision during the six months ended June 30, 2025 also includes taxes incurred as a result of the sale of South Africa Fiber.
As of June 30, 2025 and December 31, 2024, the total unrecognized tax benefits that would impact the ETR, if recognized, were approximately $112.2 million and $101.3 million, respectively. The amount of unrecognized tax benefits during the three and six months ended June 30, 2025 includes (i) additions to the Company’s existing tax positions of $7.7 million and $22.0 million, respectively, (ii) additions due to foreign currency exchange rate fluctuations of $5.8 million and $8.0 million, respectively, (iii) reductions due to the expiration of statutes of limitation of $2.5 million and $13.3 million, respectively, and (iv) reductions to the Company’s prior year tax positions and settlements of $4.2 million and $5.8 million, respectively. Unrecognized tax benefits are expected to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, as described in note 12 to the Company’s consolidated financial statements included in the 2024 Form 10-K. The impact of the amount of these changes to previously recorded uncertain tax positions could range from zero to $4.3 million.
The Company recorded the following penalties and income tax-related interest expense during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Penalties and income tax-related interest expense	$5.8	$5.1	$11.3	$9.5
As of June 30, 2025 and December 31, 2024, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheets were $68.8 million and $58.5 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
9.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably. Awards granted prior to March 10, 2023 generally vest over four years for time-based restricted stock units (“RSUs”) and stock options. In December 2022, the Company’s Compensation Committee changed the terms of its awards to generally vest over three years. The change in vesting terms is applicable for new awards granted beginning on March 10, 2023 and does not change the vesting terms applicable to grants awarded prior to March 10, 2023. Performance-based restricted stock units (“PSUs”) generally vest over three years. Stock options generally expire ten years from the date of grant. As of June 30, 2025, the Company had the ability to grant stock-based awards with respect to an aggregate of 2.7 million shares of common stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
During the three and six months ended June 30, 2025 and 2024, the Company recorded the following stock-based compensation expense in selling, general, administrative and development expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation expense (1)	$47.3	$44.3	$100.7	$107.1
_______________
(1)For the six months ended June 30, 2025, includes the reversal of $7.1 million of previously recognized stock-based compensation expense associated with awards forfeited in connection with the departure of the Company’s former Executive Vice President and President, APAC due to such role being eliminated. For the three and six months ended June 30, 2024, excludes $2.0 million and $4.1 million, respectively, of stock-based compensation expense related to ATC TIPL, which is included in Income from discontinued operations, net of taxes in the accompanying consolidated statements of operations.

Stock Options—As of June 30, 2025, there was no unrecognized compensation expense related to unvested stock options.
The Company’s option activity for the six months ended June 30, 2025 was as follows (shares disclosed in full amounts):

Number of Options
Outstanding as of January 1, 2025	416,672
Exercised	(233,313)
Forfeited	—
Expired	—
Outstanding as of June 30, 2025	183,359
Restricted Stock Units—As of June 30, 2025, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $172.8 million and is expected to be recognized over a weighted average period of approximately two years. Vesting of RSUs is subject generally to the employee’s continued employment or death, disability or qualified retirement (each as defined in the applicable RSU award agreement).
Performance-Based Restricted Stock Units—During the six months ended June 30, 2025, the Company’s Compensation Committee (the “Compensation Committee”) granted an aggregate of 86,911 PSUs (the “2025 PSUs”) to its executive officers and established the performance and market metrics for these awards. During the years ended December 31, 2024 and 2023, the Compensation Committee granted an aggregate of 87,550 PSUs (the “2024 PSUs”) and 118,684 PSUs (the “2023 PSUs”) respectively, to its executive officers and established the performance metrics for these awards. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to each of the 2025 PSUs, the 2024 PSUs and the 2023 PSUs and will be used to calculate the number of shares that will be issuable when each award vests, which may range from zero to 200% of the target amounts. At the end of each three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established goals. PSUs will be paid out in common stock at the end of each performance period, subject generally to the executive’s continued employment or death, disability or qualified retirement (each as defined in the applicable PSU

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
award agreement). PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.
Certain of the 2025 PSUs and the 2024 PSUs include a market condition component based on relative total shareholder return as measured against the REIT constituents included in the S&P 500 Index. For the component of the 2025 PSUs and the 2024 PSUs subject to a market condition, fair value is determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The grant date fair value of the market condition component of the 2025 PSUs and the 2024 PSUs is $286.21 and $216.11, respectively.
Key assumptions used to apply this pricing model were as follows:

	2025	2024
Expected term (years)	2.81	2.81
Risk-free interest rate	3.91%	4.31%
Annualized volatility	27.91%	26.75%
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the six months ended June 30, 2025 was as follows (shares disclosed in full amounts):

	RSUs	PSUs
Outstanding as of January 1, 2025 (1)	1,460,702	339,268
Granted (2)	618,896	86,911
Vested and Released (3)	(688,206)	(133,034)
Forfeited (4)	(39,167)	(21,138)
Outstanding as of June 30, 2025	1,352,225	272,007
Vested and deferred as of June 30, 2025 (5)	8,453	—
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
(2)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2025 PSUs, or 86,911 shares.
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

During the six months ended June 30, 2025, the Company’s Executive Vice President and President, APAC left the Company due to such role being eliminated. As the conditions for vesting pursuant to the terms of the award agreements for such executive’s 2024 PSUs and 2023 PSUs were not met, the awards were forfeited. Accordingly, the Company reversed $5.3 million of previously recognized stock-based compensation expense associated with these awards.
During the three and six months ended June 30, 2025, the Company recorded $10.7 million and $14.6 million, respectively, in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at June 30, 2025 was $9.7 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted average period over which the cost will be recognized is less than one year.
10.    EQUITY
Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to the ESPP and upon exercise of stock options granted under the 2007 Plan. During the six months ended June 30, 2025, the Company received an aggregate of $30.1 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
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
During the six months ended June 30, 2025, there were no repurchases under either of the Buyback Programs. As of June 30, 2025, the Company has repurchased a total of 14,451,325 shares of its common stock under the 2011 Buyback for an aggregate of $1.5 billion, including commissions and fees. As of June 30, 2025, the Company has not made any repurchases under the 2017 Buyback.
The Company expects to fund any further repurchases of its common stock through a combination of cash on hand, cash generated by operations and borrowings under its credit facilities. Repurchases under the Buyback Programs are subject to, among other things, the Company having available cash to fund the repurchases.
Distributions—During the six months ended June 30, 2025, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
May 15, 2025	July 11, 2025	June 13, 2025	$1.70	$796.0
March 6, 2025	April 28, 2025	April 11, 2025	$1.70	$795.8
December 5, 2024	February 3, 2025	December 27, 2024	$1.62	$757.1
_______________
(1)Does not include amounts accrued for distributions payable related to unvested restricted stock units.
During the six months ended June 30, 2024, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
May 23, 2024	July 12, 2024	June 14, 2024	$1.62	$756.7
March 14, 2024	April 26, 2024	April 12, 2024	$1.62	$756.5
December 13, 2023	February 1, 2024	December 28, 2023	$1.70	$792.7
_______________
(1)Does not include amounts accrued for distributions payable related to unvested restricted stock units.
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of June 30, 2025, the amount accrued for distributions payable related to unvested restricted stock units was $14.7 million. During the six months ended June 30, 2025 and 2024, the Company paid $11.8 million and $10.0 million of distributions upon the vesting of restricted stock units, respectively. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.
11.    NONCONTROLLING INTERESTS
European Interests—As of June 30, 2025, ATC Europe consists of the Company’s operations in France, Germany and Spain. The Company currently holds a 52% controlling interest in ATC Europe, with Caisse de dépôt et placement du Québec (“La Caisse”) and Allianz insurance companies and funds managed by Allianz Capital Partners GmbH, including the Allianz European Infrastructure Fund (collectively, “Allianz”) holding 30% and 18% noncontrolling interests, respectively. ATC Europe holds a 100% interest in the subsidiaries that consist of the Company’s operations in France and an 87% and an 83% controlling interest in the subsidiaries that consist of the Company’s operations in Germany and Spain, respectively, with PGGM holding a 13% and a 17% noncontrolling interest in each respective subsidiary.
Bangladesh Partnership—In 2021, the Company acquired a 51% controlling interest in Kirtonkhola Tower Bangladesh Limited (“KTBL”). Confidence Group holds a 49% noncontrolling interest in KTBL.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Stonepeak Transaction—In 2022, the Company entered into agreements pursuant to which certain investment vehicles affiliated with Stonepeak Partners LP (such investment vehicles, collectively, “Stonepeak”) acquired a noncontrolling ownership interest in the Company’s U.S. data center business, through an investment in common equity and mandatorily convertible preferred equity.
As of June 30, 2025, the Company holds a common equity interest of approximately 71% in its U.S. data center business, with Stonepeak holding approximately 29% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity. On a fully converted basis, which is expected to occur four years from August 2022, and on the basis of the currently outstanding equity, the Company will hold a controlling ownership interest of approximately 64%, with Stonepeak holding approximately 36%. The mandatorily convertible preferred equity, which accrues dividends at 5.0%, will convert into common equity on a one for one basis, subject to adjustment that will be measured upon conversion.
Dividends to noncontrolling interests—Certain of the Company’s subsidiaries may, from time to time, declare dividends. During the six months ended June 30, 2025, the Company’s U.S. data center business declared distributions of $22.8 million related to the outstanding Stonepeak mandatorily convertible preferred equity (the “Stonepeak Preferred Distributions”). As of June 30, 2025, the amount accrued for Stonepeak Preferred Distributions was $11.5 million.
Beginning in January 2024, pursuant to the terms of the ownership agreement with Stonepeak, on a quarterly basis, the Company’s U.S. data center business will distribute common dividends to the Company and to Stonepeak in proportion to their respective equity interests in the Company’s U.S. data center business (the “Stonepeak Common Dividend”). During the six months ended June 30, 2025, the Company’s U.S. data center business declared and paid distributions of $34.2 million, related to the Stonepeak Common Dividend.
During the six months ended June 30, 2025, pursuant to the terms of the ownership agreements, ATC Europe C.V., one of the Company’s subsidiaries in the Netherlands, declared and paid a dividend of 70.9 million EUR (approximately $82.1 million at the date of payment) to the Company, La Caisse and Allianz in proportion to their respective equity interests in ATC Europe C.V.
During the six months ended June 30, 2025, pursuant to the terms of the ownership agreements, AT Iberia C.V., one of the Company’s subsidiaries in Spain, declared and paid a dividend of 87.3 million EUR (approximately $101.1 million at the date of payment) to ATC Europe and PGGM in proportion to their respective equity interests in AT Iberia C.V.
The changes in noncontrolling interests were as follows:

	Six Months Ended June 30,
	2025	2024
Balance as of January 1,	$6,266.5	$6,667.2
Net income attributable to noncontrolling interests	23.6	12.4
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	476.5	(119.7)
Contributions from noncontrolling interest holders (1)	111.3	152.4
Distributions to noncontrolling interest holders	(111.8)	(144.8)
Balance as of June 30,	$6,766.1	$6,567.5
_______________
(1)Six months ended June 30, 2025 primarily includes contributions from Stonepeak. Six months ended June 30, 2024 includes contributions from Stonepeak of $137.3 million, including a noncash contribution of $37.5 million made in lieu of Stonepeak’s receipt of the Stonepeak Common Dividend and a noncash contribution from PGGM of $12.4 million made in lieu of PGGM’s receipt of a distribution.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
12.    EARNINGS PER COMMON SHARE
The following table sets forth basic and diluted net income per common share computational data (shares in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income from continuing operations attributable to American Tower common stockholders	$366.8	$761.8	$855.5	$1,587.5
Net income from discontinued operations attributable to American Tower common stockholders	—	138.5	—	230.2
Net income attributable to American Tower Corporation common stockholders	$366.8	$900.3	$855.5	$1,817.7
Basic weighted average common shares outstanding	468,178	467,038	467,909	466,778
Dilutive securities	613	743	808	1,015
Diluted weighted average common shares outstanding	468,791	467,781	468,717	467,793
Basic net income from continuing operations attributable to American Tower Corporation common stockholders	$0.78	$1.63	$1.83	$3.40
Basic net income from discontinued operations attributable to American Tower Corporation common stockholders	—	0.30	—	0.49
Basic net income attributable to American Tower Corporation common stockholders per common share	$0.78	$1.93	$1.83	$3.89
Diluted net income from continuing operations attributable to American Tower Corporation common stockholders	$0.78	$1.63	$1.83	$3.39
Diluted net income from discontinued operations attributable to American Tower Corporation common stockholders	—	0.30	—	0.49
Diluted net income attributable to American Tower Corporation common stockholders	$0.78	$1.92	$1.83	$3.89
Shares Excluded From Dilutive Effect—The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted stock units	0	646	1	287
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 1,700 towers, which commenced between December 2000 and August 2004. Substantially all of the towers are part of the Trust Securitizations. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of June 30, 2025, the Company has purchased an aggregate of approximately 700 of the subleased towers which are subject to the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is $1.2 billion and includes per annum accretion through the applicable expiration of the lease or sublease of a site. For the applicable sites, AT&T has the right to continue to lease space subject to a monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. AT&T shall have the right to renew each lease for up to five successive five-year terms.
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
14.    ACQUISITIONS
Impact of current year acquisitions—The Company typically acquires communications sites and other communications infrastructure assets from wireless carriers or other tower operators and subsequently integrates those sites and related assets into its existing portfolio of communications sites and related assets. In the United States, acquisitions may also include data center facilities and related assets. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the six months ended June 30, 2025 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend on, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Communications sites acquired from communications service providers may never have been operated as a business and may instead have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.
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
During the three and six months ended June 30, 2025 and 2024, the Company recorded acquisition, disposition and merger related expenses for business combinations, dispositions and non-capitalized asset acquisition costs and integration costs as follows:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Acquisition, disposition and merger related expenses	$0.5	$0.9	$0.4	$1.9
Integration costs	$1.1	$3.0	$1.4	$4.5
During the six months ended June 30, 2025 and 2024, the Company also recorded benefits of $13.8 million and $15.7 million, respectively, related to pre-acquisition contingencies and settlements.
2025 Transactions
The estimated aggregate impact of the acquisitions completed in 2025 on the Company’s revenues and gross margin for the three and six months ended June 30, 2025 was not material to the Company’s operating results. Acquisitions completed during the six months ended June 30, 2025 were included in the Company’s U.S. & Canada, Europe and Data Centers property segments.
Other Acquisitions—During the six months ended June 30, 2025, the Company acquired a total of 242 communications sites, as well as other communications infrastructure assets, data center facilities and related assets, in the United States and Spain for an aggregate purchase price of $353.8 million. Of the aggregate purchase price, $16.0 million is reflected as payable in the consolidated balance sheet as of June 30, 2025, which includes accrued contingent consideration and the CoreSite DE1 Note. These acquisitions were accounted for as asset acquisitions.
The following table summarizes the allocations of the purchase prices for the fiscal year 2025 acquisitions based upon their estimated fair value at the date of acquisition:

Other
Current assets	$5.3
Property and equipment	230.7
Intangible assets (1):
Tenant-related intangible assets	58.6
Network location intangible assets	47.1
Other intangible assets	5.9
Other non-current assets	31.6
Current liabilities	(1.3)
Other non-current liabilities	(24.1)
Net assets acquired	353.8
Fair value of net assets acquired	353.8
Purchase price	$353.8
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
As of June 30, 2025, the Company’s property operations consisted of the following:
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
Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2025 and 2024 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

	Property					Total Property	Services	Other	Total
Three Months Ended June 30, 2025	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers
Segment revenues	$1,307.1	$336.3	$232.7	$389.4	$261.9	$2,527.4	$99.5		$2,626.9
Segment operating expenses	222.2	104.5	86.6	124.4	102.9	640.6	48.1		688.7
Segment gross margin	1,084.9	231.8	146.1	265.0	159.0	1,886.8	51.4		1,938.2
Segment selling, general, administrative and development expense (1)	41.3	18.9	14.6	27.1	19.1	121.0	6.5		127.5
Segment operating profit	$1,043.6	$212.9	$131.5	$237.9	$139.9	$1,765.8	$44.9		$1,810.7
Stock-based compensation expense								$47.3	47.3
Other selling, general, administrative and development expense								58.9	58.9
Depreciation, amortization and accretion								510.3	510.3
Other expense (2)								682.4	682.4
Income from continuing operations before income taxes									$511.8
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $47.3 million.
(2)Primarily includes interest expense and losses from foreign currency exchange rate fluctuations, partially offset by an unrealized gain from equity securities of $110.7 million.

	Property					Total Property	Services	Other	Total
Three Months Ended June 30, 2024	U.S. & Canada	Africa & APAC (1)	Europe	Latin America	Data Centers
Segment revenues	$1,315.4	$299.2	$203.2	$448.7	$230.8	$2,497.3	$47.4		$2,544.7
Segment operating expenses	220.6	97.8	73.2	136.4	99.3	627.3	22.0		649.3
Segment gross margin	1,094.8	201.4	130.0	312.3	131.5	1,870.0	25.4		1,895.4
Segment selling, general, administrative and development expense (2)	40.2	17.6	15.4	21.7	18.9	113.8	4.6		118.4
Segment operating profit	$1,054.6	$183.8	$114.6	$290.6	$112.6	$1,756.2	$20.8		$1,777.0
Stock-based compensation expense								$44.3	44.3
Other selling, general, administrative and development expense								55.6	55.6
Depreciation, amortization and accretion								520.6	520.6
Other expense (3)								309.2	309.2
Income from continuing operations before income taxes									$847.3
_______________

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See note 16 for further discussion.
(2)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $44.3 million.
(3)Primarily includes interest expense and losses from foreign currency exchange rate fluctuations, partially offset by an unrealized gain from equity securities of $40.7 million.

	Property					Total Property	Services	Other	Total
Six Months Ended June 30, 2025	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers
Segment revenues	$2,605.4	$669.9	$445.7	$788.6	$506.0	$5,015.6	$174.1		$5,189.7
Segment operating expenses	424.5	203.8	162.6	247.1	202.2	1,240.2	83.0		1,323.2
Segment gross margin	2,180.9	466.1	283.1	541.5	303.8	3,775.4	91.1		3,866.5
Segment selling, general, administrative and development expense (1)	80.6	39.0	30.4	48.1	42.0	240.1	12.9		253.0
Segment operating profit	$2,100.3	$427.1	$252.7	$493.4	$261.8	$3,535.3	$78.2		$3,613.5
Stock-based compensation expense								$100.7	100.7
Other selling, general, administrative and development expense								117.5	117.5
Depreciation, amortization and accretion								1,002.8	1,002.8
Other expense (2)								1,263.2	1,263.2
Income from continuing operations before income taxes									$1,129.3
Total assets	$26,889.9	$4,234.9	$12,884.5	$8,372.4	$10,705.3	$63,087.0	$139.0	$528.5	$63,754.5
Capital expenditures	$160.5	$99.8	$106.5	$57.9	$224.3	$649.0	$—	$3.9	$652.9
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $100.7 million.
(2)Primarily includes interest expense and losses from foreign currency exchange rate fluctuations, partially offset by an unrealized gain from equity securities of $118.3 million and a gain on the sale of South Africa Fiber of $53.6 million.

	Property					Total Property	Services	Other	Total
Six Months Ended June 30, 2024	U.S. & Canada	Africa & APAC (1)	Europe	Latin America	Data Centers
Segment revenues	$2,626.1	$596.3	$407.7	$894.2	$455.4	$4,979.7	$77.6		$5,057.3
Segment operating expenses	424.9	191.8	146.7	276.7	192.2	1,232.3	35.9		1,268.2
Segment gross margin	2,201.2	404.5	261.0	617.5	263.2	3,747.4	41.7		3,789.1
Segment selling, general, administrative and development expense (2)	76.8	34.7	31.2	49.5	36.1	228.3	9.5		237.8
Segment operating profit	$2,124.4	$369.8	$229.8	$568.0	$227.1	$3,519.1	$32.2		$3,551.3
Stock-based compensation expense								$107.1	107.1
Other selling, general, administrative and development expense								117.7	117.7
Depreciation, amortization and accretion								1,029.4	1,029.4
Other expense (3)								528.5	528.5
Income from continuing operations before income taxes									$1,768.6
Total assets (4)	$26,867.3	$4,223.6	$11,568.2	$8,481.1	$10,479.4	$61,619.6	$73.8	$4,144.4	$65,837.8
Capital expenditures (5)	$136.8	$144.0	$109.3	$83.1	$205.8	$679.0	$—	$51.1	$730.1
_______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See note 16 for further discussion.
(2)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $107.1 million.
(3)Primarily includes interest expense, partially offset by gains from foreign currency exchange rate fluctuations and an unrealized gain from equity securities of $26.0 million.
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

Proceeds received at closing	$2,158.8
Net assets at closing	(2,257.6)
Loss on sale	$(98.8)
Deal costs	(20.5)
Contingent liability for tax indemnification	(53.9)
Reclassification of cumulative translation adjustment	(1,072.3)
Total loss on sale included in loss from discontinued operations, net of taxes	$(1,245.5)
The following table presents key components of Income from discontinued operations, net of taxes in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$—	$355.6	$—	$677.1
Cost of operations	—	(172.6)	—	(342.0)
Depreciation, amortization and accretion	—	(41.1)	—	(81.7)
Selling, general, administrative and development expense	—	(16.0)	—	(28.7)
Other operating income (expense)	—	2.2	—	(1.0)
Operating income	—	128.1	—	223.7
Interest income	—	9.3	—	26.3
Interest expense	—	(2.7)	—	(5.6)
Other income, net	—	46.4	—	46.3
Income from discontinued operations before taxes	$—	$181.1	$—	$290.7
Income tax provision	—	(42.6)	—	(60.5)
Income from discontinued operations, net of taxes	$—	$138.5	$—	$230.2

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

	Six Months Ended June 30,
	2025	2024
Capital expenditures	—	(44.3)

Significant non-cash items:
Depreciation, amortization and accretion	—	81.7
Stock-based compensation expense	—	4.1
Impairments, net loss on sale of long-lived assets, non-cash restructuring and merger related expenses	—	(3.0)
Loss (gain) on investments, unrealized foreign currency loss (gain) and other non-cash expense	—	(44.0)
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
In 2023, we initiated a strategic review of our India business, as further discussed below under “Results of Operations—Income from Discontinued Operations, Net of Taxes.” The strategic review concluded in January 2024 with the signed agreement for the ATC TIPL Transaction. The ATC TIPL Transaction received all government and regulatory approvals during the three months ended September 30, 2024. On September 12, 2024, we completed the ATC TIPL Transaction and received total consideration of 182 billion INR (approximately $2.2 billion). ATC TIPL’s operating results are presented as discontinued operations. See discussion below and note 16 to our consolidated and condensed consolidated financial statements included in this Quarterly Report (“Note 16”) for further discussion. Historical financial information included in Management’s Discussion and Analysis of Financial Condition and Results of Operations has been adjusted to reflect the operating results of ATC TIPL as discontinued operations for all periods presented.
Overview
We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure and property interests that we lease primarily to communications service providers and third-party tower operators, and, as discussed further below, we hold a portfolio of highly interconnected data center facilities and related assets in the United States. Our customers include our tenants, licensees and other payers. We refer to the business encompassing the above as our property operations, which accounted for 96% and 97% of our total revenues for the three and six months ended June 30, 2025, respectively, and includes our U.S. & Canada property, Africa & APAC property, Europe property and Latin America property segments and Data Centers segment.

We also offer tower-related services in the United States, including site application, zoning and permitting, structural and mount analyses, and construction management, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.
The following table details the number of communications sites, excluding managed sites, that we owned or operated as of June 30, 2025:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S. & Canada:
Canada	225	—	—
United States	26,654	14,964	433
U.S. & Canada total	26,879	14,964	433
Africa & APAC:
Bangladesh	953	—	—
Burkina Faso	733	—	—
Ghana	3,441	—	37
Kenya	4,354	—	11
Niger	923	—	—
Nigeria	9,323	—	—
Philippines	379	—	—
South Africa	2,501	—	—
Uganda	4,427	—	25
Africa & APAC total	27,034	—	73
Europe:
France	4,198	303	9
Germany	15,313	—	—
Spain	12,312	—	1
Europe total	31,823	303	10
Latin America:
Argentina	498	—	11
Brazil	21,046	1,437	125
Chile	3,683	—	107
Colombia	4,932	—	6
Costa Rica	712	—	2
Mexico	9,427	186	89
Paraguay	1,450	—	—
Peru	3,973	450	1
Latin America total	45,721	2,073	341
_______________
(1)Approximately 98% of the operated towers are held pursuant to long-term finance leases, including those subject to purchase options.

As of June 30, 2025, our property portfolio included 30 operating data center facilities across 11 markets in the United States that collectively comprise approximately 3.6 million net rentable square feet (“NRSF”) of data center space, as follows:

	Number of Data Centers	Total NRSF (1)
		(in thousands)
San Francisco Bay, CA	9	1,051
Los Angeles, CA	3	724
Northern Virginia, VA	3	604
New York, NY	3	329
Chicago, IL	2	272
Denver, CO	2	151
Boston, MA	1	124
Orlando, FL	1	104
Atlanta, GA	2	95
Miami, FL	2	89
Washington, D.C.	2	47
Total	30	3,590
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
In most of our markets, our tenant leases for our communications sites with wireless carriers generally have initial non-cancellable terms of five to ten years with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the six months ended June 30, 2025 was recurring revenue that we should continue to receive in future periods. Most of our tenant leases for our communications sites have provisions that periodically increase or “escalate” the rent due under the lease, typically based on (a) an annual fixed escalation (averaging approximately 3% in the United States), (b) an inflationary index in most of our international markets, or (c) a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs (pass-through revenue), such as ground rent or power and fuel costs.
Based upon existing customer leases and foreign currency exchange rates as of June 30, 2025, we expect to generate over $55 billion of non-cancellable customer lease revenue over future periods, before the impact of straight-line lease accounting.
The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee. Revenue lost from either tenant lease cancellations or the non-renewal of leases or rent renegotiations, which we refer to as churn, has historically not had a material adverse effect on the revenues generated by our consolidated property operations. During the six months ended June 30, 2025, churn was approximately 2% of our tenant billings, primarily driven by churn in our U.S. & Canada property segment, as discussed below.
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
Nareit FFO attributable to American Tower Corporation common stockholders is defined as net income before gains or losses from the sale or disposal of real estate, real estate related impairment charges, real estate related depreciation, amortization and accretion, and including adjustments and distributions for unconsolidated affiliates and noncontrolling interests and adjustments for discontinued operations. In this section, we refer to Nareit FFO attributable to American Tower Corporation common stockholders as “Nareit FFO (common stockholders).”
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

Results of Operations
Three and Six Months Ended June 30, 2025 and 2024
(in millions, except percentages)
Revenue

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2025	2024		2025	2024
Property
U.S. & Canada	$1,307.1	$1,315.4	(1)%	$2,605.4	$2,626.1	(1)%
Africa & Asia-Pacific (1)	336.3	299.2	12	669.9	596.3	12
Europe	232.7	203.2	15	445.7	407.7	9
Latin America	389.4	448.7	(13)	788.6	894.2	(12)
Data Centers	261.9	230.8	13	506.0	455.4	11
Total property	2,527.4	2,497.3	1	5,015.6	4,979.7	1
Services	99.5	47.4	110	174.1	77.6	124
Total revenues	$2,626.9	$2,544.7	3%	$5,189.7	$5,057.3	3%
_______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See Note 16 for further discussion.
Three Months Ended June 30, 2025
U.S. & Canada property segment revenue decrease of $8.3 million was attributable to:
• A decrease of $54.5 million in other revenue, primarily due to a decrease of $44.8 million due to straight-line accounting;
• Partially offset by tenant billings growth of $46.2 million, which was driven by:
• $38.6 million due to leasing additional space on our sites (“colocations”) and amendments;
• $8.1 million resulting from contractual escalations, net of churn; and
• $1.6 million generated from sites acquired or constructed since the beginning of the prior-year period (“newly acquired or constructed sites”);
• Partially offset by a decrease of $2.1 million from other tenant billings.
Segment revenue growth was not meaningfully impacted by foreign currency translation related to fluctuations in Canadian Dollar (“CAD”).
Africa & APAC property segment revenue growth of $37.1 million was attributable to:
• Tenant billings growth of $32.2 million, which was driven by:
• $12.3 million due to colocations and amendments;
• $11.6 million resulting from contractual escalations, net of churn;
• $5.7 million generated from newly acquired or constructed sites; and
• $2.6 million from other tenant billings; and
• An increase of $2.5 million in pass-through revenue;
• Partially offset by a decrease of $3.5 million in other revenue, primarily attributable to an increase in revenue reserves.
Segment revenue growth included an increase of $5.9 million, attributable to the impact of foreign currency translation, which included, among others, positive impacts of $5.3 million related to fluctuations in Ghanaian Cedi (“GHS”), $2.1 million related to fluctuations in Ugandan Shilling (“UGX”) and $1.1 million related to fluctuations in West African CFA Franc, partially offset by negative impacts of $4.0 million related to fluctuations in Nigerian Naira (“NGN”).
Europe property segment revenue growth of $29.5 million was attributable to:
• Tenant billings growth of $9.9 million, which was driven by:
• $4.9 million due to colocations and amendments;
• $2.7 million generated from newly acquired or constructed sites; and
• $2.6 million resulting from contractual escalations, net of churn;
• Partially offset by a decrease of $0.3 million from other tenant billings;
• An increase of $5.9 million in pass-through revenue, primarily attributable to an increase in energy costs; and

• An increase of $2.6 million in other revenue.
Segment revenue growth included an increase of $11.1 million attributable to the positive impact of foreign currency translation related to fluctuations in Euro (“EUR”).
Latin America property segment revenue decrease of $59.3 million was attributable to:
• A decrease of $37.7 million in other revenue, primarily attributable to an increase in revenue reserves related to customers in Brazil, Mexico and Peru;
• A decrease of $35.0 million, attributable to the impact of foreign currency translation, which included, among others, negative impacts of $16.8 million related to fluctuations in Mexican Peso (“MXN”), $16.4 million related to fluctuations in Brazilian Real (“BRL”) and $2.0 million related to fluctuations in Colombian Peso (“COP”);
• Partially offset by:
• Tenant billings growth of $9.1 million, which was driven by:
• $6.7 million due to colocations and amendments;
• $3.7 million from contractual escalations, net of churn; and
• $0.3 million generated from newly acquired or constructed sites;
• Partially offset by a decrease of $1.6 million from other tenant billings; and
• An increase of $4.3 million in pass-through revenue.
Data Centers segment revenue growth of $31.1 million was attributable to:
•An increase of $18.7 million in rental, related and other revenue, primarily due to new lease commencements, customer expansions and rent increases upon customer renewals;
•An increase of $9.0 million in power revenue from new lease commencements, increased power consumption and pricing increases from existing customers; and
•An increase of $4.2 million in interconnection revenue, primarily due to customer interconnection net additions and pricing increases from existing cross connects;
•Partially offset by a decrease of $0.8 million in straight-line revenue.
Services segment revenue growth of $52.1 million was primarily attributable to an increase in construction management services, site application, zoning and permitting services and structural and mount analyses services.
Six Months Ended June 30, 2025
U.S. & Canada property segment revenue decrease of $20.7 million was attributable to:
• A decrease of $111.0 million in other revenue, primarily due to a decrease of $101.5 million due to straight-line accounting;
• Partially offset by tenant billings growth of $90.5 million, which was driven by:
• $76.6 million due to colocations and amendments;
• $16.2 million resulting from contractual escalations, net of churn; and
• $2.6 million generated from newly acquired or constructed sites;
• Partially offset by a decrease of $4.9 million from other tenant billings.
Segment revenue decrease included a decrease of $0.2 million attributable to the negative impact of foreign currency translation related to fluctuations in CAD.
Africa & APAC property segment revenue growth of $73.6 million was attributable to:
• Tenant billings growth of $65.4 million, which was driven by:
• $24.0 million due to colocations and amendments;
• $23.9 million resulting from contractual escalations, net of churn;
• $12.3 million generated from newly acquired or constructed sites; and
• $5.2 million from other tenant billings;
• An increase of $5.5 million in pass-through revenue; and
• An increase of $4.4 million in other revenue.
Segment revenue growth was partially offset by a decrease of $1.7 million, attributable to the impact of foreign currency translation, which included, among others, negative impacts of $12.2 million related to fluctuations in NGN and $2.4 million related to fluctuations in GHS, offset by positive impacts of $6.7 million related to fluctuations in Kenyan Shilling, $4.7 million related to fluctuations in UGX and $1.5 million related to fluctuations in South African Rand.

Europe property segment revenue growth of $38.0 million was attributable to:
• Tenant billings growth of $19.8 million, which was driven by:
• $10.4 million due to colocations and amendments;
• $5.1 million resulting from contractual escalations, net of churn; and
• $5.1 million generated from newly acquired or constructed sites;
• Partially offset by a decrease of $0.8 million from other tenant billings;
• An increase of $9.3 million in pass-through revenue, primarily attributable to an increase in energy costs; and
• An increase of $5.2 million in other revenue.
Segment revenue growth included an increase of $3.7 million attributable to the positive impact of foreign currency translation related to fluctuations in EUR.
Latin America property segment revenue decrease of $105.6 million was attributable to:
• A decrease of $93.8 million, attributable to the impact of foreign currency translation, which included, among others, negative impacts of $47.8 million related to fluctuations in BRL, $41.8 million related to fluctuations in MXN and $4.2 million related to fluctuations in COP; and
• A decrease of $37.5 million in other revenue primarily attributable to an increase in revenue reserves related to customers in Brazil, Mexico and Peru;
• Partially offset by:
• Tenant billings growth of $18.8 million, which was driven by:
• $13.6 million due to colocations and amendments;
• $7.1 million from contractual escalations, net of churn; and
• $0.7 million generated from newly acquired or constructed sites;
• Partially offset by a decrease of $2.6 million from other tenant billings; and
• An increase of $6.9 million in pass-through revenue.
Data Centers segment revenue growth of $50.6 million was attributable to:
•An increase of $31.6 million in rental, related and other revenue, primarily due to new lease commencements, customer expansions and rent increases upon customer renewals;
•An increase of $15.4 million in power revenue from new lease commencements, increased power consumption and pricing increases from existing customers; and
•An increase of $7.6 million in interconnection revenue, primarily due to customer interconnection net additions and pricing increases from existing cross connects;
•Partially offset by a decrease of $4.0 million in straight-line revenue.
Services segment revenue growth of $96.5 million was primarily attributable to an increase in construction management services, site application, zoning and permitting services and structural and mount analyses services.
Gross Margin

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2025	2024		2025	2024
Property
U.S. & Canada	$1,084.9	$1,094.8	(1)%	$2,180.9	$2,201.2	(1)%
Africa & APAC (1)	231.8	201.4	15	466.1	404.5	15
Europe	146.1	130.0	12	283.1	261.0	8
Latin America	265.0	312.3	(15)	541.5	617.5	(12)
Data Centers	159.0	131.5	21	303.8	263.2	15
Total property	1,886.8	1,870.0	1	3,775.4	3,747.4	1
Services	51.4	25.4	102%	91.1	41.7	118%
______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See Note 16 for further discussion.
Three Months Ended June 30, 2025
•The decrease in U.S. & Canada property segment gross margin was primarily attributable to the decrease in revenue described above and an increase in direct expenses of $1.6 million.

•The increase in Africa & APAC property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $4.1 million, primarily due to an increase in repair and maintenance spending and an increase in costs associated with pass-through revenue, including fuel and utility costs. Direct expenses were also negatively impacted by $2.6 million from the impact of foreign currency translation.
•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $9.3 million, primarily due to an increase in costs associated with pass-through revenue, including energy costs. Direct expenses were also negatively impacted by $4.1 million from the impact of foreign currency translation.
•The decrease in Latin America property segment gross margin was primarily attributable to the decrease in revenue described above, partially offset by a decrease in direct expenses of $2.6 million. Direct expenses also benefited by $9.4 million from the impact of foreign currency translation.
•The increase in Data Centers segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $3.6 million, primarily due to an increase in costs associated with power revenue, including utility costs. Direct expenses were benefited by a legal settlement and resolution of a utility back billing matter.
•The increase in Services segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $26.1 million.
Six Months Ended June 30, 2025
•The decrease in U.S. & Canada property segment gross margin was primarily attributable to the decrease in revenue described above, partially offset by a decrease in direct expenses of $0.4 million.
•The increase in Africa & APAC property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $11.3 million, primarily due to an increase in repair and maintenance spending and an increase in costs associated with pass-through revenue, including fuel and utility costs. Direct expenses also were negatively impacted by $0.7 million from the impact of foreign currency translation.
•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $14.4 million, primarily due to an increase in costs associated with pass-through revenue, including energy costs and an increase in land rent costs. Direct expenses also were negatively impacted by $1.5 million from the impact of foreign currency translation.
•The decrease in Latin America property segment gross margin was primarily attributable to the decrease in revenue described above, partially offset by a decrease in direct expenses of $3.3 million. Direct expenses also benefited by $26.3 million from the impact of foreign currency translation.
•The increase in Data Centers segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $10.0 million, primarily due to an increase in costs associated with power revenue, including utility costs. Direct expenses were benefited by a legal settlement and resolution of a utility back billing matter.
•The increase in Services segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $47.1 million.

Selling, General, Administrative and Development Expense (“SG&A”)

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2025	2024		2025	2024
Property
U.S. & Canada	$41.3	$40.2	3%	$80.6	$76.8	5%
Africa & APAC (1)	18.9	17.6	7	39.0	34.7	12
Europe	14.6	15.4	(5)	30.4	31.2	(3)
Latin America	27.1	21.7	25	48.1	49.5	(3)
Data Centers	19.1	18.9	1	42.0	36.1	16
Total property	121.0	113.8	6	240.1	228.3	5
Services	6.5	4.6	41	12.9	9.5	36
Other	106.2	99.9	6	218.2	224.8	(3)
Total selling, general, administrative and development expense	$233.7	$218.3	7%	$471.2	$462.6	2%
______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See Note 16 for further discussion.
Three Months Ended June 30, 2025
•The increase in our U.S. & Canada property segment SG&A was primarily driven by increased personnel and related costs to support our business, partially offset by lower canceled construction costs.
•The increase in our Africa & APAC property segment SG&A was primarily driven by increased local tax and professional services costs, partially offset by decreased personnel and related costs.
•The decrease in our Europe property segment SG&A was primarily driven by decreased personnel and related costs, partially offset by increased professional services costs.
•The increase in our Latin America property segment SG&A was primarily driven by a net increase in bad debt expense of $6.0 million and increased professional services costs, partially offset by decreased personnel and related costs and a benefit from the impact of foreign currency translation.
•The increase in our Data Centers segment SG&A was primarily driven by increased personnel and related costs to support our business, partially offset by a legal settlement in the period.
•The increase in our Services segment SG&A was primarily driven by increased personnel and related costs to support our business.
•The increase in other SG&A was primarily attributable to an increase in corporate SG&A, including an increase in personnel and related costs to support our business, and an increase in stock-based compensation expense of $3.0 million.
Six Months Ended June 30, 2025
•The increase in our U.S. & Canada property segment SG&A was primarily driven by increased personnel and related costs and an increase in bad debt expense, partially offset by lower canceled construction costs.
•The increase in our Africa & APAC property was primarily driven by increased local tax and professional services costs, partially offset by decreased personnel and related costs.
•The decrease in our Europe property segment SG&A was primarily driven by decreased personnel and related costs, partially offset by increased professional services costs.
•The decrease in our Latin America property segment SG&A was primarily driven by decreased personnel and related costs and a benefit from the impact of foreign currency translation, partially offset by increased professional services costs and a net increase in bad debt expense.

•The increase in our Data Centers segment SG&A was primarily driven by increased personnel and related costs to support our business, partially offset by a legal settlement in the period.
•The increase in our Services segment SG&A was primarily driven by increased personnel and related costs to support our business.
•The decrease in other SG&A was primarily attributable to a decrease in stock-based compensation expense of $6.4 million, primarily driven by the reversal of previously recognized stock-based compensation expense associated with awards forfeited in connection with the departure of our Executive Vice President and President, APAC due to such role being eliminated, as discussed in note 9 to our consolidated and condensed consolidated financial statements included in this Quarterly Report.
Operating Profit

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2025	2024		2025	2024
Property
U.S. & Canada	$1,043.6	$1,054.6	(1)%	$2,100.3	$2,124.4	(1)%
Africa & APAC (1)	212.9	183.8	16	427.1	369.8	15
Europe	131.5	114.6	15	252.7	229.8	10
Latin America	237.9	290.6	(18)	493.4	568.0	(13)
Data Centers	139.9	112.6	24	261.8	227.1	15
Total property	1,765.8	1,756.2	1	3,535.3	3,519.1	0
Services	44.9	20.8	116%	78.2	32.2	143%
______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See Note 16 for further discussion.
•The decreases in operating profit for the three and six months ended June 30, 2025 for our U.S. & Canada property segment were primarily attributable to decreases in our segment gross margin and increases in our segment SG&A.
•The increases in operating profit for the three and six months ended June 30, 2025 for our Africa & APAC property segment, Data Centers segment and our Services segment were primarily attributable increases in our segment gross margin, partially offset by increases in our segment SG&A.
•The increases in operating profit for the three and six months ended June 30, 2025 for our Europe property segment were primarily attributable to increases in our segment gross margin and decreases in our segment SG&A.
•The decrease in operating profit for the three months ended June 30, 2025 for our Latin America property segment was primarily attributable to a decrease in our segment gross margin and an increase in our segment SG&A. The decrease in operating profit for the six months ended June 30, 2025 for our Latin America property segment was primarily attributable to a decrease in our segment gross margin, partially offset by a decrease in our segment SG&A.
Depreciation, Amortization and Accretion

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2025	2024		2025	2024
Depreciation, amortization and accretion	$510.3	$520.6	(2)%	$1,002.8	$1,029.4	(3)%
The decreases in depreciation, amortization and accretion expense for the three and six months ended June 30, 2025 were primarily attributable to foreign currency exchange rate fluctuations.
Other Operating (Income) Expense

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2025	2024		2025	2024
Other operating (income) expense	$(3.5)	$0.3	(1,267)%	$(59.3)	$(0.1)	59,200%
The change in other operating (income) expense during the three months ended June 30, 2025 was primarily attributable to a decrease in losses on sales or disposals of assets. The increase in other operating (income) expense during the six months ended June 30, 2025 was primarily attributable to the gain on the sale of South Africa Fiber of $53.6 million.

Total Other Expense

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2025	2024		2025	2024
Total other expense	$685.9	$308.9	122%	$1,322.5	$528.6	150%
Total other expense consists primarily of interest expense and realized and unrealized foreign currency gains or losses as a result of foreign currency exchange rate fluctuations primarily associated with our EUR denominated senior unsecured notes, our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.
The increase in total other expense during the three months ended June 30, 2025 was primarily due to an increase in foreign currency losses of $462.3 million. Total other expense during the three months ended June 30, 2025 also includes $110.7 million in unrealized gains from equity securities in the United States. The increase in total other expense during the six months ended June 30, 2025 was primarily due to foreign currency losses of $829.7 million in the current period, as compared to foreign currency gains of $106.0 million in the prior-year period. Total other expense during the six months ended June 30, 2025 also includes $118.3 million in unrealized gains from equity securities in the United States.
Income Tax Provision

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2025	2024		2025	2024
Income tax provision	$131.3	$77.4	70%	$250.2	$168.7	48%
Effective tax rate	25.7%	9.1%		22.2%	9.5%
As a real estate investment trust for U.S. federal income tax purposes (“REIT”), we may deduct earnings distributed to stockholders against the income generated by our REIT operations. Consequently, the effective tax rate on income from continuing operations for the six months ended June 30, 2025 and 2024 differs from the federal statutory rate.
The increases in the income tax provision during the three and six months ended June 30, 2025 were primarily attributable to unrealized gains from equity securities in the United States and the accrual of taxes related to the anticipated repatriation of funds from certain foreign subsidiaries. The income tax provision during the six months ended June 30, 2025 also includes taxes incurred as a result of the sale of South Africa Fiber.
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
The following table presents key components of Income from discontinued operations, net of taxes in the consolidated statements of operations:

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2025	2024		2025	2024
Revenue	$—	$355.6	(100)%	$—	$677.1	(100)%
Cost of operations	—	(172.6)	(100)	—	(342.0)	(100)
Depreciation, amortization and accretion	—	(41.1)	(100)	—	(81.7)	(100)
Selling, general, administrative and development expense	—	(16.0)	(100)	—	(28.7)	(100)
Other operating income (expense)	—	2.2	(100)	—	(1.0)	(100)
Operating income	—	128.1	(100)	—	223.7	(100)
Interest income	—	9.3	(100)	—	26.3	(100)
Interest expense	—	(2.7)	(100)	—	(5.6)	(100)
Other income, net	—	46.4	(100)	—	46.3	(100)
Income from discontinued operations before taxes	$—	$181.1	(100)	$—	$290.7	(100)
Income tax provision	—	(42.6)	(100)	—	(60.5)	(100)
Income from discontinued operations, net of taxes	$—	$138.5	(100)%	$—	$230.2	(100)%
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

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2025	2024		2025	2024
Net income	$380.5	$908.4	(58)%	$879.1	$1,830.1	(52)%
Income from discontinued operations, net of taxes	—	(138.5)	(100)	—	(230.2)	(100)
Income tax provision	131.3	77.4	70	250.2	168.7	48
Other expense (income)	373.9	(19.4)	(2,027)	712.1	(132.5)	(637)
Interest expense	342.6	362.7	(6)	667.9	726.5	(8)
Interest income	(30.6)	(34.4)	(11)	(57.5)	(65.4)	(12)
Other operating (income) expense	(3.5)	0.3	(1,267)	(59.3)	(0.1)	59,200
Depreciation, amortization and accretion	510.3	520.6	(2)	1,002.8	1,029.4	(3)
Stock-based compensation expense	47.3	44.3	7	100.7	107.1	(6)
Adjusted EBITDA (1)	$1,751.8	$1,721.4	2%	$3,496.0	$3,433.6	2%
______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See Note 16 for further discussion.

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2025	2024		2025	2024
Net income (1)	$380.5	$908.4	(58)%	$879.1	$1,830.1	(52)%
Real estate related depreciation, amortization and accretion	475.4	482.6	(1)	932.7	952.6	(2)
Losses (gains) from sale or disposal of real estate and real estate related impairment charges (2)	9.1	10.4	(13)	(40.0)	13.3	(401)
Adjustments and distributions for unconsolidated affiliates and noncontrolling interests (3)	(100.3)	(89.2)	12	(191.1)	(177.0)	8
Adjustments for discontinued operations (4)	—	37.9	(100)	—	75.2	(100)
Nareit FFO attributable to American Tower Corporation common stockholders	$764.7	$1,350.1	(43)%	$1,580.7	$2,694.2	(41)%
Straight-line revenue	(28.2)	(74.1)	(62)	(45.3)	(153.2)	(70)
Straight-line expense	9.4	10.8	(13)	18.5	21.5	(14)
Stock-based compensation expense	47.3	44.3	7	100.7	107.1	(6)
Deferred portion of income tax and other income tax adjustments (5)	52.4	7.5	599	138.4	60.7	128
Non-real estate related depreciation, amortization and accretion	34.9	38.0	(8)	70.1	76.8	(9)
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	13.7	13.3	3	27.5	26.3	5
Other expense (income) (6)	373.9	(19.4)	(2,027)	712.1	(132.5)	(637)
Other operating expense (income) (7)	(12.6)	(10.1)	25	(19.3)	(13.4)	44
Capital improvement capital expenditures	(37.8)	(27.7)	36	(74.1)	(51.2)	45
Corporate capital expenditures	(2.4)	(3.2)	(25)	(3.8)	(5.5)	(31)
Adjustments and distributions for unconsolidated affiliates and noncontrolling interests (8)	3.0	1.9	58	3.0	1.4	114
Adjustments for discontinued operations (9)	—	(25.6)	(100)	—	(23.3)	(100)
AFFO attributable to American Tower Corporation common stockholders	$1,218.3	$1,305.8	(7)%	$2,508.5	$2,608.9	(4)%
AFFO attributable to American Tower Corporation common stockholders from continuing operations	$1,218.3	$1,155.0	5%	$2,508.5	$2,326.8	8%
AFFO attributable to American Tower Corporation common stockholders from discontinued operations	$—	$150.8	(100)%	$—	$282.1	(100)%
_______________
(1)For the three and six months ended June 30, 2024, includes Income from discontinued operations, net of taxes of $138.5 million and $230.2 million, respectively.
(2)There were no material impairment charges for the three and six months ended June 30, 2025 and 2024. For the six months ended June 30, 2025, includes a gain on the sale of South Africa Fiber of $53.6 million.
(3)Includes distributions to noncontrolling interest holders, distributions related to the outstanding mandatorily convertible preferred equity in connection with our agreements with certain investment vehicles affiliated with Stonepeak Partners LP and adjustments for the impact of noncontrolling interests on Nareit FFO attributable to American Tower Corporation common stockholders.
(4)For the three and six months ended June 30, 2024, includes (i) real estate related depreciation, amortization and accretion for discontinued operations of $39.3 million and $78.2 million, respectively, and (ii) gains from the sale or disposal of real estate and real estate related impairment charges for discontinued operations of $1.4 million and $3.0 million, respectively.
(5)For the three and six months ended June 30, 2025, includes adjustments for taxes paid in South Africa of $19.6 million, which were incurred as a result of the sale of South Africa Fiber. For the three and six months ended June 30, 2024, includes adjustments for withholding taxes paid in Singapore of $21.7 million and $33.5 million, respectively, which were incurred as a result of the ATC TIPL Transaction. We believe that these tax payments are nonrecurring, and do not believe these are an indication of our operating performance. Accordingly, we believe it is more meaningful to present AFFO attributable to American Tower Corporation common stockholders excluding these amounts.

(6)Includes losses (gains) on foreign currency exchange rate fluctuations of $484.0 million, $21.7 million, $829.7 million and ($106.0) million, respectively.
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

The decreases in net income from continuing operations for the three and six months ended June 30, 2025 were primarily due to (i) changes in other expense (income), primarily due to foreign currency exchange rate fluctuations and (ii) increases in the income tax provision, partially offset by (w) increases in segment operating profit, (x) increases in other operating (income) expense, which included the gain on the sale of South Africa Fiber during the six months ended June 30, 2025, (y) decreases in interest expense and (z) decreases in depreciation, amortization and accretion expense.
The increases in Adjusted EBITDA for the three and six months ended June 30, 2025 were primarily attributable to increases in our gross margin, partially offset by increases in SG&A, excluding the impact of stock-based compensation expense of $12.4 million and $15.0 million, respectively.
The decreases in AFFO attributable to American Tower Corporation common stockholders for the three and six months ended June 30, 2025 were primarily attributable to (i) decreases in AFFO attributable to American Tower Corporation common stockholders from discontinued operations as a result of the sale of ATC TIPL in the third quarter of 2024, (ii) increases in capital improvement capital expenditures and cash paid for income taxes, and (iii) increases in distributions and adjustments for noncontrolling interests, including distributions to noncontrolling interest holders in our Europe property segment and Data Centers segment, partially offset by (x) increases in our operating profit, excluding the impact of straight-line accounting and (y) decreases in cash paid for interest.
Segment Gross Margin Reconciliations
Gross margin is defined as revenue less costs of operations inclusive of real estate related depreciation, amortization and accretion. Segment gross margin excludes depreciation, amortization and accretion.

	Property					Total Property	Services	Total
Three Months ended June 30, 2025	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers
Gross margin	$936.1	$183.3	$70.1	$216.6	$5.3	$1,411.4	$51.4	$1,462.8
Real estate related depreciation, amortization and accretion	148.8	48.5	76.0	48.4	153.7	475.4	—	475.4
Segment gross margin	$1,084.9	$231.8	$146.1	$265.0	$159.0	$1,886.8	$51.4	$1,938.2

	Property					Total Property	Services	Total
Three Months ended June 30, 2024	U.S. & Canada	Africa & APAC (1)	Europe	Latin America	Data Centers
Gross margin	$947.7	$136.9	$58.9	$261.1	$(17.2)	$1,387.4	$25.4	$1,412.8
Real estate related depreciation, amortization and accretion	147.1	64.5	71.1	51.2	148.7	482.6	—	482.6
Segment gross margin	$1,094.8	$201.4	$130.0	$312.3	$131.5	$1,870.0	$25.4	$1,895.4
______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See Note 16 for further discussion.

	Property					Total Property	Services	Total
Six Months ended June 30, 2025	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers
Gross margin	$1,884.4	$371.9	$137.1	$446.3	$3.0	$2,842.7	$91.1	$2,933.8
Real estate related depreciation, amortization and accretion	296.5	94.2	146.0	95.2	300.8	932.7	—	932.7
Segment gross margin	$2,180.9	$466.1	$283.1	$541.5	$303.8	$3,775.4	$91.1	$3,866.5

	Property					Total Property	Services	Total
Six Months ended June 30, 2024	U.S. & Canada	Africa & APAC (1)	Europe	Latin America	Data Centers
Gross margin	$1,908.0	$295.1	$119.5	$514.6	$(42.4)	$2,794.8	$41.7	$2,836.5
Real estate related depreciation, amortization and accretion	293.2	109.4	141.5	102.9	305.6	952.6	—	952.6
Segment gross margin	$2,201.2	$404.5	$261.0	$617.5	$263.2	$3,747.4	$41.7	$3,789.1
______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See Note 16 for further discussion.

Liquidity and Capital Resources
The information in this section updates as of June 30, 2025 the “Liquidity and Capital Resources” section of the 2024 Form 10-K and should be read in conjunction with that report.
Overview
During the six months ended June 30, 2025, our significant financing transactions included:
•Redemption of our 2.950% senior unsecured notes due 2025 (the “2.950% Notes”), our 2.400% senior unsecured notes due 2025 (the “2.400% Notes”), our 1.375% senior unsecured notes due 2025 (the “1.375% Notes”) and our 4.000% notes due 2025 (the “4.000% Notes);
•Repayment of $525.0 million aggregate principal amount outstanding under our Secured Tower Revenue Notes, Series 2015-2, Class A (the “Series 2015-2 Notes”);
•Registered public offering in an aggregate principal amount of $1.6 billion, including 500.0 million EUR, of senior unsecured notes with maturities ranging from 2030 to 2035; and
•Amendment of the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 Term Loan (each as defined below) to, among other things, (i) extend the maturity dates and (ii) update the Applicable Margins (as defined in the loan agreements).
As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes the significant components of our liquidity (in millions):

As of June 30, 2025
Available under the 2021 Multicurrency Credit Facility	$5,250.0
Available under the 2021 Credit Facility	3,185.0
Letters of credit	(36.1)
Total available under credit facilities, net	$8,398.9
Cash and cash equivalents	2,076.0
Total liquidity	$10,474.9
Subsequent to June 30, 2025, we made additional net borrowings of $270.0 million under the 2021 Multicurrency Credit Facility.
Summary cash flow information is set forth below (in millions):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used for):
Operating activities	$2,576.5	$2,622.1
Investing activities	(841.2)	(525.3)
Financing activities	(1,750.5)	(1,418.1)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	116.6	(153.5)
Net increase in cash and cash equivalents, and restricted cash	$101.4	$525.2
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
As of June 30, 2025, we had total outstanding indebtedness of $37.7 billion, with a current portion of $2.3 billion. During the six months ended June 30, 2025, we generated sufficient cash flow from operations, together with borrowings under our credit facilities, proceeds from our debt issuance and cash on hand, to fund our acquisitions, capital expenditures and debt service obligations, as well as our required distributions. We believe the cash generated by operating activities during the year ending December 31, 2025, together with our borrowing capacity under our credit facilities, will suffice to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions.
We utilize notional cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution.
Material Cash Requirements— There were no material changes to the Material Cash Requirements section of the 2024 Form 10-K.
As of June 30, 2025, we had $1.5 billion of cash and cash equivalents held by our foreign subsidiaries. As of June 30, 2025, we had $429.1 million of cash and cash equivalents held by our joint ventures, of which $270.3 million was held by our foreign joint ventures. Certain foreign subsidiaries may pay us interest or principal on intercompany debt. Additionally, in the event that we repatriate funds from our foreign subsidiaries, we may be required to accrue and pay certain taxes.
Cash Flows from Operating Activities
The decrease in cash provided by operating activities for the six months ended June 30, 2025 was primarily attributable to (i) a reduction in cash flows from ATC TIPL as a result of the sale in the third quarter of 2024 and (ii) an increase in cash required for working capital, partially offset by (x) decreases in cash paid for interest and cash paid for taxes, (y) a decrease in the impact of straight-line revenue and (z) an increase in our operating profit driven by increases in our Africa & APAC and Europe property segments, our Data Centers segment and our Services segment.
Cash Flows from Investing Activities
Our significant investing activities during the six months ended June 30, 2025 are highlighted below:
•We spent $332.3 million for acquisitions,
•We spent $652.9 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$349.7
Ground lease purchases (2)	86.5
Capital improvements and corporate expenditures (3)	77.9
Redevelopment	108.4
Start-up capital projects	30.4
Total capital expenditures	$652.9
_______________
(1)Includes the construction of 815 communications sites globally and approximately $198.2 million of spend related to data center assets.
(2)Includes $15.5 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(3)Includes $1.7 million of finance lease payments reported in Repayments of notes payable, credit facilities, senior notes, secured debt, term loan and finance leases in the cash flows from financing activities in our condensed consolidated statements of cash flows.
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

We expect that our 2025 total capital expenditures will be as follows (in millions):

Discretionary capital projects (1)	$865	to	$895
Ground lease purchases	200	to	220
Capital improvements and corporate expenditures	165	to	175
Redevelopment	320	to	350
Start-up capital projects	65	to	85
Total capital expenditures	$1,615	to	$1,725
_______________
(1)Includes the construction of approximately 1,850 to 2,450 communications sites globally and approximately $600 million of anticipated spend related to data center assets.
Cash Flows from Financing Activities
Our significant financing activities were as follows (in millions):

	Six Months Ended June 30,
	2025	2024
Proceeds from issuance of senior notes, net	$1,560.0	$2,374.1
Proceeds from credit facilities, net	1,547.2	962.3
Repayments of term loans	—	(895.5)
Repayments of securitized debt	(525.0)	—
Repayments of senior notes	(2,706.2)	(2,150.0)
Contributions from noncontrolling interest holders	111.3	102.5
Distributions to noncontrolling interest holders	(111.9)	(189.2)
Distributions paid on common stock	(1,564.7)	(1,559.2)
Securitizations
American Tower Secured Revenue Notes and Repayment of Series 2015-2 Notes—In May 2015, GTP Acquisition Partners I, LLC, one of our wholly owned subsidiaries, refinanced existing debt with cash on hand and proceeds from a private issuance (the “2015 Securitization”) of (i) $350.0 million of American Tower Secured Revenue Notes, Series 2015-1, Class A, which were subsequently repaid on the June 2020 payment date, and (ii) $525.0 million of the Series 2015-2 Notes. On the June 2025 payment date, we repaid $525.0 million aggregate principal amount outstanding under the Series 2015-2 Notes, pursuant to the terms of the agreements governing such securities. The repayment was funded with borrowings under the 2021 Multicurrency Credit Facility and cash on hand. Following such repayment, no notes were outstanding under the 2015 Securitization.
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

Repayment of 1.375% Senior Notes—On April 3, 2025, we repaid 500.0 million EUR aggregate principal amount of our 1.375% Notes upon their maturity. The 1.375% Notes were repaid using borrowings under the 2021 Multicurrency Credit Facility and cash on hand. Upon completion of the repayment, none of the 1.375% Notes remained outstanding.
Repayment of 4.000% Senior Notes—On May 30, 2025, we repaid $750.0 million aggregate principal amount of our 4.000% Notes upon their maturity. The 4.000% Notes were repaid using borrowings under the 2021 Credit Facility and cash on hand. Upon completion of the repayment, none of the 4.000% Notes remained outstanding.
Offerings of Senior Notes
4.900% Senior Notes and 5.350% Senior Notes Offering—On March 14, 2025, we completed a registered public offering of $650.0 million aggregate principal amount of 4.900% senior unsecured notes due 2030 (the “4.900% Notes”) and $350.0 million aggregate principal amount of 5.350% senior unsecured notes due 2035 (the “5.350% Notes”). The net proceeds from this offering were approximately $988.9 million, after deducting commissions and estimated expenses. We used the net proceeds to repay the 2.400% Notes, to repay existing indebtedness under the 2021 Multicurrency Credit Facility and for general corporate purposes.
3.625% Senior Notes Offering—On May 30, 2025, we completed a registered public offering of 500 million EUR (approximately $567.4 million at the date of issuance) aggregate principal amount of 3.625% senior unsecured notes due 2032 (the “3.625% Notes,” and, collectively with the 4.900% Notes and the 5.350% Notes, the “Notes”). The net proceeds from this offering were approximately 496.8 million EUR (approximately $563.7 million at the date of issuance), after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2021 Multicurrency Credit Facility and for general corporate purposes.
The key terms of the Notes are as follows:

Senior Notes		Aggregate Principal Amount (in millions)	Issue Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
4.900% Notes		$650.0	March 14, 2025	March 15, 2030	4.900%	September 15, 2025	March 15 and September 15	February 15, 2030
5.350% Notes		$350.0	March 14, 2025	March 15, 2035	5.350%	September 15, 2025	March 15 and September 15	December 15, 2034
3.625% Notes	(3)	$567.4	May 30, 2025	May 30, 2032	3.625%	May 30, 2026	May 30	March 30, 2032
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
(3)The 3.625% Notes are denominated in EUR; dollar amounts represent the equivalent issuance date aggregate principal amount.
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
2021 Multicurrency Credit Facility—During the six months ended June 30, 2025, we borrowed an aggregate of $1.5 billion, including 492.0 million EUR ($529.1 million as of the borrowing date) and repaid an aggregate of $0.8 billion, including 492.0 million EUR ($549.9 million as of the repayment date) of revolving indebtedness under the 2021 Multicurrency Credit Facility. We used the borrowings to repay outstanding indebtedness, including the 2.950% Notes, the 1.375% Notes and the Series 2015-2 Notes, and for general corporate purposes. We currently have $6.3 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Multicurrency Credit Facility in the ordinary course.
2021 Credit Facility—During the six months ended June 30, 2025, we borrowed an aggregate of $2.1 billion and repaid an aggregate of $1.3 billion of revolving indebtedness under the 2021 Credit Facility. We used the borrowings to repay outstanding indebtedness, including the 4.000% Notes, and for general corporate purposes. We currently have $29.8 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Credit Facility in the ordinary course.
As of June 30, 2025, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 Term Loan, were as follows:

Bank Facility		Outstanding Principal Balance ($ in millions)	Maturity Date		SOFR or EURIBOR borrowing interest rate range (1)	Base rate borrowing interest rate range (1)	Current margin over SOFR or EURIBOR and the base rate, respectively
2021 Multicurrency Credit Facility	(2)	$750.0	January 28, 2028	(3)	0.750% - 1.375%	0.000% - 0.375%	1.000% and 0.000%
2021 Credit Facility	(2)	815.0	January 28, 2030	(3)	0.750% - 1.375%	0.000% - 0.375%	1.000% and 0.000%
2021 Term Loan	(2)	1,000.0	January 28, 2028		0.750% - 1.375%	0.000% - 0.375%	1.000% and 0.000%
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
CoreSite DE1 Note—On April 1, 2025, in connection with our acquisition of a multi-tenant data center facility in Denver, Colorado, in which we previously leased space (“DE1”), we entered into an agreement to pay $5.0 million of purchase price to the seller in monthly installments through March 31, 2028 (the “CoreSite DE1 Note”). The CoreSite DE1 Note accrues interest at the prime rate as announced by Bank of America, N.A plus 200 basis points. As of June 30, 2025, the interest rate was 9.50% per annum. Interest is payable monthly in arrears. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The CoreSite DE1 Note may be paid prior to maturity in whole or in part at our option without penalty or premium, provided that if such prepayment is made prior to April 1, 2027, we are required to pay any additional interest which would have accrued under the CoreSite DE1 Note in the ordinary course through April 1, 2027.
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
During the six months ended June 30, 2025, there were no repurchases under either of the Buyback Programs.
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
Sales of Equity Securities—We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan and upon exercise of stock options granted under our equity incentive plan. During the six months ended June 30, 2025, we received an aggregate of $30.1 million in proceeds upon exercises of stock options and sales pursuant to our employee stock purchase plan.
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
Distributions—As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of net operating losses (“NOLs”). We have distributed an aggregate of approximately $22.1 billion to our common stockholders, including the dividend paid in July 2025, primarily classified as ordinary income that may be treated as qualified REIT dividends under Section 199A of the Code for taxable years beginning before 2026.
During the six months ended June 30, 2025, we paid $3.32 per share, or $1.6 billion, to our common stockholders of record. In addition, we declared a distribution of $1.70 per share, or $796.0 million, paid on July 11, 2025 to our common stockholders of record at the close of business on June 13, 2025.
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
We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of June 30, 2025, the amount accrued for distributions payable related to unvested restricted stock units was $14.7 million. During the six months ended June 30, 2025, we paid $11.8 million of distributions upon the vesting of restricted stock units.
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
Restrictions Under Loan Agreements Relating to Our Credit Facilities—Each Bank Loan Agreement contains certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The Bank Loan Agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. As of June 30, 2025, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended June 30, 2025 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~ 4.4	~ 0.7
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ 19.1 (4)	~6.4 (4)
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
Restrictions Under Agreements Relating to the Trust Securitizations—The indenture and related supplemental indenture governing the loan agreement related to the securitization transactions completed in March 2018 (the “2018 Securitization”) and March 2023 (the “2023 Securitization” and, together with the 2018 Securitization, the “Trust Securitizations”) (the “Securitization Loan Agreements”) include certain financial ratios and operating covenants and other restrictions customary for transactions subject to rated securitizations. Among other things, American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (together, the “AMT Asset Subs”) are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets, subject to customary carve-outs for ordinary course trade payables and permitted encumbrances (as defined in the applicable agreements).

Under the Securitization Loan Agreements, amounts due will be paid from the cash flows generated by the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”), the Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”), the Secured Tower Revenue Securities 2023-1, Subclass A (the “Series 2023-1A Securities”), the Secured Tower Revenue Securities, Series 2023-1, Subclass R (the “Series 2023-1R Securities” and, together with the Series 2023-1A Securities, the “2023 Securities”) issued in the Trust Securitizations (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after paying all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of these assets are released to the AMT Asset Subs, which can then be distributed to us for use. As of June 30, 2025, $77.3 million held in such reserve accounts was classified as restricted cash.
Certain information with respect to the Trust Securitizations is set forth below. The debt service coverage ratio (“DSCR”) is generally calculated as the ratio of the net cash flow (as defined in the applicable agreement) to the amount of interest, servicing fees and trustee fees required to be paid over the succeeding 12 months on the principal amount of the Loan that will be outstanding on the payment date following such date of determination.

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During the Three Months Ended June 30, 2025	DSCR as of June 30, 2025	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
Trust Securitizations	AMT Asset Subs	Secured Tower Revenue Securities, Series 2023-1, Subclass A, Secured Tower Revenue Securities, Series 2023-1, Subclass R, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (2)	(3)(4)	$283.5	7.35x	$544.8	$558.3
_____________
(1)Based on the net cash flow of the issuer or borrower as of June 30, 2025 and the expenses payable over the next 12 months on the Loan.
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
(4)An amortization period exists if the outstanding principal amount has not been paid in full on the applicable anticipated repayment date and continues to exist until the principal has been repaid in full.

A failure to meet the noted DSCR tests could prevent the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, and to meet REIT distribution requirements. During an “amortization period,” all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to pay the principal of the Loan on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to the Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. Furthermore, if the AMT Asset Subs were to default on the Loan, the trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 5,024 broadcast and wireless communications towers and related assets that secure the Loan, in which case we could lose those sites and their associated revenue.
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
We have reviewed our policies and estimates to determine our critical accounting policies for the six months ended June 30, 2025. We have made no material changes to the critical accounting policies described in the 2024 Form 10-K.
Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of June 30, 2025 consisted of $750.0 million under the 2021 Multicurrency Credit Facility, $815.0 million under the 2021 Credit Facility and $1.0 billion under the 2021 Term Loan. A 10% increase in current interest rates would result in an additional $6.9 million of interest expense for the six months ended June 30, 2025.
Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency exchange rate fluctuations. For the six months ended June 30, 2025, 30% of our revenues and 38% of our total operating expenses were denominated in foreign currencies.
As of June 30, 2025, we have incurred intercompany debt that is not considered to be permanently reinvested and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $34.5 million of unrealized losses that would be included in Other income (expense) in our consolidated statements of operations for the six months ended June 30, 2025. As of June 30, 2025, we have 7.5 billion EUR (approximately $8.8 billion) denominated debt outstanding, of which approximately 4.7 billion EUR (approximately $5.5 billion) is designated as a non-derivative net investment hedge. An adverse change of 10% in the underlying exchange rates of our outstanding EUR debt not designated as a non-derivative net investment hedge would result in $0.4 billion of foreign currency losses that would be included in Other expense in our consolidated statements of operations for the six months ended June 30, 2025.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2025 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We periodically become involved in various claims and lawsuits that are incidental to our business. While our management, after consultation with counsel, currently believes the ultimate outcome of these legal proceedings, individually and in the aggregate, will not have a material adverse impact on our consolidated financial position, results of operations or liquidity, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our financial condition and results of operations. Specifically, one of our customers in Latin America has initiated arbitration proceedings against one of our subsidiaries, challenging the calculation of the monthly lease amount established under the master lease agreement with such customer, as well as certain other provisions of the agreement, seeking rent abatement both retroactively and prospectively. We believe we have meritorious defenses to the claims raised in this arbitration, and are vigorously defending the full enforceability of the agreement.

ITEM 1A.	RISK FACTORS
There were no material changes to the risk factors disclosed in Item 1A of the 2024 Form 10-K.

ITEM 5.	OTHER INFORMATION
(c) Insider Trading Arrangements and Policies
Rule 10b5-1 Plans

Olivier Puech, our Executive Vice President and President, International, entered into a pre-arranged stock trading plan on April 30, 2025. Mr. Puech’s plan provides for the potential sale of up to 29,167 shares of our common stock, a number of shares of our common stock to be determined that will be purchased under the ESPP, and a number of shares of our common stock to be determined that may be earned in connection with the grant of the 2023 PSUs (as further discussed in note 9 to our consolidated and condensed consolidated financial statements included in this Quarterly Report) between August 1, 2025 and March 15, 2026.

Steven O. Vondran, our President and Chief Executive Officer, entered into a pre-arranged stock trading plan on May 6, 2025. Mr. Vondran’s plan provides for the potential exercise of vested stock options and the associated sale of up to 33,482 shares of our common stock, including such exercised options, between August 5, 2025 and March 10, 2026.

Rodney M. Smith, our Executive Vice President, Chief Financial Officer and Treasurer, entered into a pre-arranged stock trading plan on May 22, 2025. Mr. Smith’s plan provides for the potential exercise of vested stock options and the sale of up to 34,341 shares of our common stock, including such exercised options, between August 21, 2025 and February 20, 2026.

Each of these trading plans was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1 under the Exchange Act and our policies regarding transactions in our securities. Generally, these trading plans pre-establish the amounts, prices and dates of future purchases or sales of our stock, including shares issued upon the exercise or vesting of equity awards. Under these trading plans, the individual officer relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after, significant Company events.

ITEM 6.	EXHIBITS

Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.1

3.2	Certificate of Merger, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.2

3.3	Amended and Restated By-Laws of the Company, effective as of January 3, 2025	8-K	001-14195	January 7, 2025	3.1

4.1	Supplemental Indenture No. 9, dated as of May 30, 2025, by and among American Tower Corporation, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank Europe DAC, UK Branch, as paying agent	8-K	001-14195	May 30, 2025	4.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1	—	—	—

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2	—	—	—

32	Certifications filed pursuant to 18. U.S.C. Section 1350	Filed herewith as Exhibit 32	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document		—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition	Filed herewith as Exhibit 101

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	—

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: July 29, 2025	By:	/S/ RODNEY M. SMITH
Rodney M. Smith Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)