Form 10-K
period 2025-12-31
AMERICAN TOWER CORP /MA/
filed 2026-02-24
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One):

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2025

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from              to
Commission File Number: 001-14195
 American Tower Corporation
(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
222 Berkeley Street
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (§15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025 was $103.4 billion, based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second quarter.
As of February 17, 2026, there were 466,084,820 shares of common stock outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

AMERICAN TOWER CORPORATION

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2025

i

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS—(Continued)
FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2025
ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains statements about future events and expectations, or forward-looking statements, all of which are inherently uncertain. We have based those forward-looking statements on our current expectations and projections about future results. When we use words such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects” or similar expressions, we are making forward-looking statements. Examples of forward-looking statements include, but are not limited to, future prospects of growth in the communications infrastructure leasing industry, our relationships with our customers, the creditworthiness and financial strength of our customers, our ability to maintain or increase our market share, the effects of consolidation among companies in our industry and among our customers and other competitive and financial pressures, our plans to fund our future liquidity needs, our expectations for the closing of signed agreements, including divestitures, and the expected impacts of such agreements on our business, the expected impacts of strategic partnerships on our business, our substantial leverage and debt service obligations, our future financing transactions, our future operating results, the level of future expenditures by companies in this industry and other trends in this industry, the impacts of technology failures, including cybersecurity, data governance and data privacy incidents, on our business, our ability to operate our distinct data centers business, our ability to protect our rights to the land under our towers and buildings in which our data centers are located, changes in zoning, tax and other laws and regulations and administrative and judicial decisions, economic, political and other events, particularly those relating to our international operations, our future capital expenditure levels, the impact of technology changes on our industry and our business, our ability to remain qualified for taxation as a real estate investment trust (“REIT”), the amount and timing of any future distributions including those we are required to make as a REIT, the expected impact of our transformation initiatives on our business and natural disasters and similar events. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. These assumptions could prove inaccurate. These forward-looking statements may be found under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this Annual Report generally.
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
Overview
We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. We refer to this business, inclusive of our data center business discussed below, as our property operations, which accounted for 97% of our total revenues for the year ended December 31, 2025. We also offer tower-related services in the United States, which we refer to as our services operations. These services include site application, zoning and permitting, structural and mount analyses, and construction management services, together with program management offerings that support customer deployment needs from project scoping through construction. Our services operations primarily support our site leasing business, including the addition of new tenants and equipment on our sites. Our customers include our tenants, licensees and other payers.
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
As of December 31, 2025, our communications real estate portfolio of 149,686 communications sites included 42,224 communications sites in the U.S. & Canada, 27,857 communications sites in Africa & APAC (as defined below), 32,524 communications sites in Europe and 47,081 communications sites in Latin America, as well as (i) urban telecommunications assets in Argentina, Brazil, Colombia and Spain, (ii) other property interests in Canada and the United States and (iii) 30 operating data center facilities across eleven markets in the United States.
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
The use of TRSs enables us to continue to engage in certain businesses and jurisdictions while complying with REIT qualification requirements. We may, from time to time, change the election of previously designated TRSs to be included as part of the REIT. As of December 31, 2025, our REIT-qualified businesses included our U.S. tower leasing business, a majority of our U.S. DAS networks business, our Services and Data Centers segments, as well as most of our operations in Canada, Costa Rica, France, Germany, Ghana, Kenya, Mexico, Nigeria, South Africa, Spain and Uganda.
We report our results in six segments: U.S. & Canada property (which includes all assets in the United States and Canada, other than our data center facilities and related assets), Africa & Asia-Pacific (“APAC”) property, Europe property, Latin America property, Data Centers and Services.

Products and Services
Property Operations
Our property operations accounted for 97%, 98% and 99% of our total revenues for the years ended December 31, 2025, 2024 and 2023, respectively. Our revenue is primarily generated from tenant leases. Within our tower leasing operations, our tenants lease space on our communications real estate, where they install and maintain their equipment. Rental payments vary considerably depending upon numerous factors, including, but not limited to, amount, type and position of tenant equipment on the tower, remaining tower capacity and tower location. Our costs typically include ground rent (which is primarily fixed under long-term lease agreements with annual cost escalations) and power and fuel costs, some or all of which may be passed through to our tenants, as well as property taxes and repair and maintenance expenses. Our property operations have generated consistent growth in revenue and typically have low cash flow volatility due to the following characteristics:
•Long-term tenant leases with contractual rent escalations. In general, our tenant leases for our communications sites with wireless carriers have initial non-cancellable terms of five to ten years with multiple renewal terms, with provisions that periodically increase the rent due under the lease, typically annually, based on a fixed escalation percentage (averaging approximately 3% in the United States) or an inflationary index in most of our international markets, or a combination of both. Based upon foreign currency exchange rates and the tenant leases in place as of December 31, 2025, we expect to generate over $54 billion of non-cancellable tenant lease revenue over future periods, before the impact of straight-line lease accounting.
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
•High lease renewal rates. Our tenants tend to renew leases because suitable alternative sites may not exist or be available and repositioning a site in their network may be expensive and may adversely affect network quality. We define churn as tenant billings lost when a tenant cancels or does not renew its lease or, in limited circumstances, when the lease rates on existing leases are reduced. We derive our churn rate for a given year by dividing our tenant billings lost on this basis by our prior-year tenant billings. During the year ended December 31, 2025, churn was approximately 2% of our tenant billings, primarily driven by churn in our U.S. & Canada property segment.
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
Our property business includes the operation of communications sites and managed networks, the leasing of property interests and, in select markets, the operation of fiber, the operation of data centers and the provision of backup power through shared generators and power solutions. Our presence in a number of markets at different relative stages of wireless development provides us with significant diversification and long-term growth potential. Our property segments accounted for the following percentage of consolidated total revenue for the years ended December 31,:

	2025	2024	2023
U.S. & Canada	49%	52%	53%
Africa & APAC (1)	13%	12%	12%
Europe	9%	8%	8%
Latin America	15%	17%	18%
Data Centers	10%	9%	8%
_______________
(1)    For the years ended December 31, 2024 and 2023, excludes the operating results of our subsidiaries, ATC Asia Pacific Pte. Ltd. and ATC Telecom Infrastructure Private Limited (“ATC TIPL”), which are reported as discontinued operations. See note 21 to our consolidated financial statements included in this Annual Report (“Note 21”) for further discussion.

Communications Sites. Approximately 82%, 87% and 88% of revenue in our property segments was attributable to our communications sites, excluding data center facilities and related assets, DAS networks and fiber, for the years ended December 31, 2025, 2024 and 2023, respectively.
We lease space on our communications sites to tenants providing a diverse range of communications services, including cellular voice and data, broadcasting, mobile video and a number of other applications. In addition, in many of our international markets, we receive pass-through revenue from our tenants to cover certain costs, including power and fuel costs and ground rent. Our top tenants by revenue for each property segment are as follows for the year ended December 31, 2025:
•U.S. & Canada: AT&T Inc. (“AT&T”); T-Mobile US, Inc. (“T-Mobile”); and Verizon Communications Inc. (“Verizon Wireless”) accounted for an aggregate of 85% of U.S. & Canada property segment revenue.
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
Data Centers and Related Assets, Managed Networks, Other Telecommunications Assets, Property Interests and Shared Generators and Power Solutions. In addition to our communications sites, we also own and operate several types of managed network solutions, provide communications site management services to third parties, manage and lease property interests under carrier or other third-party communications sites, operate data center facilities and related assets, operate other telecommunications assets and provide back-up power sources and power solutions to tenants at our sites. The balance of our property segment revenue not attributable to our communications sites was attributable to these items.
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
•Shared Generators and Power Solutions. We have contracts with certain of our tower tenants pursuant to which we provide access to shared backup power generators in the United States. In Africa, we also have contracts to power our tower tenants’ equipment through the use of shared infrastructure assets, primarily consisting of generators, solar panels and electricity storage solutions.
Services Operations
We offer tower-related services in the United States, including site application, zoning and permitting, structural and mount analyses, and construction management services, together with program management offerings that support customer deployment needs from project scoping through construction. Our services operations primarily support our site leasing business, including through the addition of new tenants and equipment on our sites. This segment accounted for 3%, 2% and 1% of our total revenue for the years ended December 31, 2025, 2024 and 2023, respectively.
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
•Invest in and selectively grow our communications real estate portfolio to meet our customers’ needs. We seek opportunities to invest in and grow our operations through our capital expenditure program, acquisitions and platform expansion initiatives. A significant portion of our inorganic growth has been focused on properties with lower initial tenancy because we believe that over time we can significantly increase tenancy levels, and therefore, drive strong returns on those assets. More recently, we have invested in strategic data center assets, including through our acquisition of CoreSite Realty Corporation (“CoreSite”) in late 2021 (the “CoreSite Acquisition”), which we believe can drive strong, recurring growth and also meaningfully enhance the value of our existing communications tower real estate through emerging edge compute opportunities in the future. We also expect to explore additional ways to use our platform expansion initiatives to enhance the efficiency of our operations over time.
•Further improve our operational performance and efficiency. We continue to seek opportunities to improve our operational performance throughout the organization. This includes investing in our systems and people as we strive to improve efficiency and provide superior service to our customers. To achieve this, we intend to continue to focus on customer service initiatives, such as reducing cycle times for key functions, including lease processing and tower structural analysis. We are also focused on developing and implementing power solutions across our footprint to help improve the overall efficiency of the communications infrastructure and wireless industries through our power as a service (PaaS) initiatives.
•Maintain a strong balance sheet. We remain committed to disciplined financial policies, which we believe result in our ability to maintain a strong balance sheet and will support our overall strategy and focus on asset growth and operational excellence. As a result of these policies, we currently have investment grade credit ratings. We continue to focus on maintaining a robust liquidity position and, as of December 31, 2025, had $11.1 billion of available liquidity. We believe that our investment grade credit ratings provide us consistent access to the capital markets and our liquidity provides us the ability to continue to invest in growing and augmenting our business.
Capital Allocation Strategy
The objective of our capital allocation strategy is to simultaneously increase adjusted funds from operations per share and our return on invested capital over the long term. To maintain our qualification for taxation as a REIT, we are required annually to distribute an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain) to our stockholders. After complying with our REIT distribution requirements, we plan to continue to allocate our available capital among investment alternatives that meet or exceed our return on investment criteria, while taking into account the repayment of debt consistent with our financial policies. On an ongoing basis, we also perform a comprehensive assessment of our global operations to ensure our portfolio is positioned to drive sustained growth and achieve our risk-adjusted return objectives. This assessment can influence our decisions on future capital allocation priorities between certain countries and assets, and may result in our decision to prioritize investments into developed markets, including the U.S. & Canada, Europe and the data centers markets. Conversely, this assessment can influence our decision to divest a portion, or all, of certain assets, including our Mexico fiber and Poland businesses in 2023, our Australia, India and New Zealand businesses in 2024 and our South Africa fiber business in 2025, and repurpose proceeds, and potential future capital, to other capital priorities, including investments into developed markets.
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
International Strategy
Our international strategy incorporates portfolio analysis, capital prioritization and the disciplined management of overseas cash, including repatriation where feasible.
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
Specifically as part of our ongoing portfolio analysis, we conduct an extensive review of a particular country’s historical and projected macroeconomic fundamentals, including inflation and foreign currency exchange rate trends, demographics, capital markets, tax regime and investment alternatives, and the general business, political and legal environments, including property rights and regulatory regime. We also analyze (i) the competitiveness of the country’s wireless market and (ii) how a particular market fits within our long-term strategic objectives.

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
In Latin America, our subsidiary in Chile holds a concession of intermediate telecommunications services and our subsidiary in Argentina holds an information and communications technology service license. In Peru, our subsidiaries are registered as infrastructure providers. The subsidiary that holds our fiber business in Brazil is also licensed and regulated as an authorization holder to provide telecommunications services. In certain of the markets in which we operate, we are required to provide tower space to service providers on a non-discriminatory basis, subject to the negotiation of mutually agreeable terms. Additionally, one of our Brazilian subsidiaries, American Tower do Brasil – Cessao de Infraestruturas S.A. (“ATC Brazil”) issued non-convertible debentures in 2023 and in 2025, which are listed on the Brazilian stock exchange. Although the non-convertible debentures are held by another subsidiary of ours and are eliminated in consolidation, ATC Brazil is still subject to the listing requirements of such exchange.
Our international business operations may be subject to increased licensing fees or ownership restrictions. For example, in South Africa, the Broad-Based Black Economic Empowerment Act, 2003 (the “BBBEE Act”) has established a legislative framework for the promotion of economic empowerment of South African citizens disadvantaged by Apartheid. Accordingly, the BBBEE Act and related codes measure BBBEE Act compliance and good corporate practice by the inclusion of certain ownership, management control, employment equity and other metrics for companies that do business there. Our foreign operations may be affected if a country’s regulatory authority restricts, revokes or modifies spectrum licenses of certain wireless service providers or implements modifications or limitations on foreign ownership.
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
In some markets, our data centers are subject to zoning restrictions imposed by local authorities. While these regulations vary, they may require data center operators to obtain approval from local authorities or environmental bodies prior to data center construction or modification of an existing facility. Local authorities and community residents periodically oppose construction in their communities, which can delay or prevent new data center construction, thereby limiting our ability to respond to tenant demand. This opposition and existing or new zoning or environmental regulations can increase costs associated with new data center construction or modifications to existing facilities, as well as adversely affect the associated timing or cost of such projects.
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
The U.S. Environmental Protection Agency, or EPA, some of the states and localities in which we operate and the governments of other countries in which we operate have also enacted or proposed certain climate-related disclosures and may adopt new regulations related to the use of fossil fuels or requiring the use of alternative fuel or renewable energy sources to power energy resources that serve our data centers. Efforts to support and enhance renewable electricity generation may increase our costs of electricity above those that would be incurred through procurement of conventionally generated electricity. Our data centers require and consume significant amounts of power, including electricity generated by the burning of fossil fuels. These laws, regulations and stakeholder requests could limit our ability to develop new facilities or result in substantial compliance, maintenance, repair, retrofit and construction costs, including capital expenditures for environmental control facilities and other new equipment. Changes in regulations that affect electric power providers, such as regulations related to the control of greenhouse gas emissions or other climate change-related matters, could adversely affect the costs of electric power and increase our operating costs, which could adversely affect our business, financial condition and results of operations or those of our customers. See “Risk Factors” in Item 1A of this Annual Report for more information on our data center-related risks.
Health and Safety. In the United States and in other countries where we operate, we are subject to various national, state and local laws regarding employee health and safety, including protection from radio frequency exposure and air quality issues.

Competition
Our industry is highly competitive. There are frequently new market participants that create additional competition. We compete, both for new business and for the acquisition of assets, with other public tower companies, such as Crown Castle International Corp., SBA Communications Corporation, Vertical Bridge, Telesites S.A.B. de C.V. and Cellnex Telecom, S.A., wireless carrier tower consortia and private tower companies, private equity sponsored firms, carrier-affiliated tower companies, independent wireless carriers, tower owners, broadcasters and owners of non-communications sites, including rooftops, utility towers, water towers and other alternative structures. Our data center business also competes with a variety of companies offering similar data center solutions and services, including space, power, interconnection and development services. We believe that location and capacity, grid distribution constraints, network and/or interconnection density, price, quality and speed of service have been, and will continue to be, significant competitive factors affecting owners, operators and managers of communications sites and data center facilities.
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
Human Capital Resources
As of December 31, 2025, we employed 4,866 full-time individuals, including 2,388 employees based in the United States and 2,478 employees based internationally. Our teams in our more than 20 countries around the world are our most important assets and fundamental to our success. Aligned with our business strategy, our human capital management strategy focuses on developing and delivering solutions to attract, develop, engage and retain top talent in each of the countries where we operate. Our Chief Human Resources Officer regularly reports to the Compensation and Human Capital Committee of our Board of Directors (our “Board”) on our initiatives related to human capital management.
A critical factor in our success is ensuring that an inclusive and collaborative workplace remains at the core of our business culture, infusing fresh ideas, helping us remain connected to our customers in a dynamic global market and ensuring mutual respect guides us in our interactions both internally and externally. Additionally, we have implemented several initiatives designed to support our inclusion efforts, including pledges from the American Tower Foundation. We also enable global employee resource groups to promote better employee engagement, which are open to all employees with the goal of enhancing professional development, connection and collaboration for everyone.
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

Our Compensation and Human Capital Committee also approved a shared human capital management goal for the entire executive team for 2025, which focuses on developing talent.
We are committed to the safety of our employees and surrounding communities. Depending on the role, team members are required to pass and complete regular safety training courses and follow specific tower and site safety protocols with the support of operational manuals. A key component of our culture is a strong commitment to incident reporting and corrective actions, as well as a comprehensive program for ensuring vendor compliance with safety standards and certifications. Our strict adherence to the rigorous standards set forth by the relevant government agencies and other authorities, such as the Telecommunications Infrastructure Registered Apprenticeship Program and Telecommunications Industry Association, is critical to ensuring our towers are structurally safe for field personnel, vendors, customers and communities. We have several employee security protocols and standards in place to better protect our people and assets worldwide. These include global standards for the security of international travelers and personnel ground movements. We also operate a traveler assistance program that allows us to better monitor international travel and provide employees with relevant trip advice and 24/7 assistance services. A related journey risk management program provides support for trips in complex threat environments, and includes hostile environment awareness training, real-time tracking of personnel and 24/7 support. Furthermore, as part of our efforts to globalize our operations, we created a new global Health & Safety (“H&S”) function tasked with strengthening our H&S policies and culture, ensuring compliance with global and local regulations and fostering a proactive safety-first mindset across all organizational levels.
We offer medical and parental leave benefits to full-time employees across all markets, with some local variation. We conduct wellness check-ins and offer resources to support our employees’ mental health and well-being, including access to a free Employee Assistance Program, which offers confidential assistance on a wide range of issues. We also offer market competitive benefits in all locations and, in 2025, continued our behavioral health benefit in the United States to support employees’ mental well-being.
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
In addition, paper copies of these documents may be obtained free of charge by writing us at the following address: 222 Berkeley Street, Boston, Massachusetts 02116, Attention: Investor Relations; or by calling us at (617) 375-7500.

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
•technological changes, including artificial intelligence (“AI”), wireless equipment changes, satellite technology and an increase in the use of radio access network (“RAN”) sharing among wireless service providers;
•zoning, environmental, health, tax or other government regulations or changes in the application and enforcement thereof; and
•governmental licensing of spectrum or restriction or revocation of our customers’ spectrum licenses.

Our business, results of operations and financial condition could be negatively impacted by disputes with our customers.

In the ordinary course of our business, we occasionally experience disputes with our customers, generally regarding the interpretation of terms in our leases. Historically, we have resolved these disputes in a manner that did not have a material adverse effect on us or our relationships with our customers. However, it is possible that such disputes could lead to a termination of leases with those customers, a material adverse modification of the terms of those leases or a deterioration in our relationships with those customers that leads to a failure to obtain new business or maintain existing business with them, any of which could have a material adverse effect on our business, results of operations or financial condition. If we are forced to resolve any of these disputes through litigation or arbitration, our relationship with the applicable customer could be terminated or damaged, which could lead to decreased revenue or increased costs, resulting in a corresponding adverse effect on our business, results of operations or financial condition.
For example, we are currently engaged in a legal dispute (the “Arbitration”) with one of our customers in Mexico, AT&T Comunicaciones Digitales, S. de R.L. de C.V. and related entities (collectively, “AT&T Mexico”). AT&T Mexico, which represented approximately $300 million of tenant revenue in 2025, is challenging the calculation of the monthly lease amount established under our Master Lease Agreement with AT&T Mexico (the “MLA”), as well as certain other provisions of the MLA, seeking rent abatement both retroactively and prospectively, and withheld certain tower rents during 2025. As previously discussed, on September 23, 2025, we and AT&T Mexico reached an agreement pursuant to which AT&T Mexico has remitted payment of the majority of the withheld tower rents and has resumed monthly payments of the majority of its owed tower rents. The remainder of the outstanding receivables and the future monthly unpaid tower rent amounts are being deposited into an irrevocable escrow account, overseen by an independent trustee, to be released in accordance with a final ruling in the Arbitration or by mutual consent of us and AT&T Mexico. We incurred approximately $30 million of reserves during the year ended December 31, 2025 related to this customer. We expect to record future reserves until the Arbitration is settled.
Additionally, on September 24, 2025, one of our U.S. customers, DISH Wireless L.L.C., a subsidiary of DISH Network Corporation (“DISH”), delivered a notice purporting to be excused from its contractual obligations under our Strategic Collocation Agreement entered into in March 2021 (the “SCA”). DISH has failed to meet its payment obligations, and as of January 2026 is in default under the SCA. We filed a complaint seeking a declaratory judgment that DISH has not been excused from its obligations under the SCA, that the SCA remains in full force and effect, and that DISH remains required to perform all of its obligations under the SCA. This matter is still pending.
The outcomes of these matters are uncertain, and there can be no assurance that our positions will be upheld. Adverse rulings in one or both of these disputes could have a material negative impact on our results of operations and financial condition.

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
The following is a list of significant customers (representing at least 10% of revenue in any of the last three years) and the percentage of our total revenues for the specified time periods received from these customers:

	For the year ended December 31,
	2025	2024	2023
T-Mobile	18%	19%	19%
AT&T	17%	18%	18%
Verizon Wireless	14%	13%	14%
Telefónica	10%	10%	10%
One or more of our customers, or their parent companies, may experience financial difficulties, file for bankruptcy, reduce or terminate their operations or exit certain markets as a result of a prolonged economic downturn, economic difficulties (such as those from the imposition of taxes, fees (including the cost of, and access to, spectrum), regulations or judicial interpretations of regulations, and any associated penalties or interest, which may be substantial) or otherwise. Impacts on the economic environment, such as inflation or rising interest rates, could materially and adversely affect our customers through disruptions of, among other things, their ability to procure their equipment through their supply chains, their ability to procure power and fuel and their ability to maintain liquidity and deploy network capital, with potential decreases in consumer spending contributing to liquidity risks. Such financial difficulties could result in uncollectible accounts receivable and an impairment of our deferred rent asset, tower asset, network location intangible asset, tenant-related intangible asset or goodwill. The loss of significant customers, or the loss of all or a portion of our anticipated lease revenues from certain customers, could have a material adverse effect on our business, results of operations or financial condition.
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
In addition, many of our customers and potential customers rely on capital raising activities to fund their operations and capital expenditures, which may be more difficult or expensive in the event of downturns in the economy or disruptions in the financial and credit markets, including those caused by factors such as inflation, currency devaluations and other foreign currency exchange rate volatility, higher interest rates and supply chain disruptions. If our customers or potential customers are unable to raise adequate capital to fund their business plans or face capital constraints, they may reduce their spending, file for bankruptcy, reduce or terminate their operations or exit certain markets, which could materially and adversely affect demand for our communications infrastructure and our services business. For example, during the second half of 2025, Echostar Corporation, parent company to DISH, announced agreements to sell a material amount of spectrum licenses, and subsequently began to abandon and decommission deployment of portions of its 5G VoNR and broadband network. DISH represented approximately 2% and 4% of our total annual property revenue and total annual U.S. & Canada property revenue, respectively, for 2025.

Increasing competition within our industries may materially and adversely affect our revenue.
Our industries are highly competitive and our customers have numerous alternatives in leasing communications infrastructure assets. Competition due to pricing or alternative contractual arrangements from peers could materially and adversely affect our lease rates. We may not be able to renew existing customer leases or enter into new customer leases, or if we are able to renew or enter into new leases, they may be at rates lower than our current rates or on less favorable terms than our current terms, resulting in an adverse impact on our results of operations and growth rate. During the year ended December 31, 2025, churn was approximately 2% of our tenant billings. An increase in our future churn rate resulting from non-renewal, or renegotiations at less favorable terms than our current rates, from one or more of our larger customers could materially and adversely impact our growth rate and revenue.

In addition, some of our data center competitors may have significant advantages over us, including greater name recognition, longer operating histories, lower operating costs, lower levels of leverage, pre-existing relationships with current or potential customers, greater financial, marketing and other resources, access to better networks and access to less expensive power. These advantages could allow our data center competitors to respond more quickly or effectively to strategic opportunities and, as a result, we may lose existing or potential data center customers, incur costs to improve our data centers or be forced to reduce our rental rates. These risks are compounded by the fact that a significant percentage of our data center customer leases expire every year.

If our customers consolidate their operations, exit their businesses or share site infrastructure to a significant degree, our growth and revenue could be materially and adversely affected.
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
Moreover, the emergence of alternative technologies could reduce the need for tower-based broadcast services transmission and reception. Further, a customer may decide to cease outsourcing tower infrastructure or otherwise change its business model, which would result in a decrease in our revenue and operating results. Similarly, our data center site infrastructure may become antiquated or obsolete due to the development of new systems that deliver power to, or eliminate heat from, the servers and other customer equipment that we house or due to the development of new technology, such as AI, which is potentially more power-intensive, that requires levels of power and cooling density that our facilities may not be designed to provide. Our failure to innovate in response to the development and implementation of these or other new technologies or changes in a customer’s business model could have a material adverse effect on the growth of our business, results of operations or financial condition. Conversely, we may invest significant capital in technologies, platform expansion initiatives or new additions to our core business that may not provide expected returns or profitability, which could divert management attention and have a material adverse effect on our operating results.
Additionally, our customers may overestimate or overvalue the benefits and use of 5G networks and other new technology that are deployed onto our communications sites that, in turn, could adversely affect our customers' growth, thereby adversely affecting our growth.

Divestitures may materially and adversely affect our financial condition, results of operations or cash flows.
We continually evaluate the performance, capital needs and strategic fit of all of our businesses and, as a result of such evaluation, may sell some or all of the equity interests in a particular business or components of a business. In recent years, we have divested our Mexico fiber and Poland businesses in 2023, our Australia, India and New Zealand businesses in 2024 and our South Africa fiber business in 2025. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, requirements to obtain consents from third parties or potential legal claims or regulatory requirements. We cannot assure you that we will be successful in managing these or any other significant risks that we may encounter related to the divestiture of a business. Any divestiture we undertake could materially and adversely affect our business, reputation, financial condition, results of operations and cash flows, and may also result in a diversion of management’s attention, operational difficulties and losses. Divestitures and our evaluation of assets or businesses in connection with potential divestitures may result in asset impairment charges, including those related to goodwill and other intangible assets, or losses realized in connection with a transaction, which could have an impact on our financial condition and results of operations.

Our use of joint ventures and strategic partnerships may expose us to risks associated with jointly owned investments.
We currently operate parts of our business through joint ventures with third party partners that we believe will complement or augment our existing business. For example, we have joint ventures in our Europe property segment, Data Center property segment and Africa & APAC property segment. As we continue to engage in and sustain partnership opportunities, our partners may have business or economic goals that are inconsistent or conflict with ours, be in positions to take action contrary to our interests, policies or objectives, have competing interests in our, or other, markets that could create conflict of interest issues, withhold consents contrary to our requests or become unable or unwilling to fulfill their commitments, any of which could present challenges with multiple partners or expose us to additional liabilities or costs, including requiring us to assume and fulfill the obligations of that partnership or to execute buyouts of our partners’ interests. Additionally, we may not realize any of the anticipated benefits of our joint ventures. Such investments and any future strategic partnerships and/or joint ventures subject us and the companies we manage to risks and uncertainties not otherwise present with other methods of investment.

Risks Related to Our Financial Performance or General Economic Conditions

Our leverage, debt service obligations and repurchase activity may materially and adversely affect our ability to raise additional financing to fund capital expenditures, future growth and expansion initiatives and may reduce funds available to satisfy our distribution requirements.
We have a substantial amount of indebtedness. As of December 31, 2025, we had approximately $37.2 billion of consolidated debt and the ability to borrow additional aggregate amounts of approximately $9.6 billion under our $6.0 billion senior unsecured multicurrency revolving credit facility, as amended and restated in December 2021, as further amended (the “2021 Multicurrency Credit Facility”) and our $4.0 billion senior unsecured revolving credit facility, as amended and restated in December 2021, as further amended (the “2021 Credit Facility”), net of approximately $36.8 million of outstanding undrawn letters of credit.
Our leverage and debt service obligations could have significant negative consequences to our business, results of operations or financial condition, including:
•requiring the dedication of a substantial portion of our cash flow from operations to service our debt, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures and REIT distributions;
•impairing our ability to meet one or more of the financial ratio covenants contained in our debt agreements or to generate cash sufficient to pay interest or principal due under those agreements, which could result in an acceleration of some or all of our outstanding debt and the loss of the towers securing such debt, as applicable, if a default remains uncured;
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
Additionally, our Board has approved a share repurchase program allowing us to repurchase common stock through various methods, including open market purchases. The program does not require any specific amount or number of shares to be repurchased, and management will determine timing and volume based on market conditions and other factors. Repurchases could impact stock price, liquidity and cash reserves, potentially affecting future growth opportunities. While intended to enhance long-term shareholder value, there is no guarantee of success, and short-term price fluctuations could reduce the program’s effectiveness. Additionally, our share repurchase program could diminish our available cash, which may impact our ability to finance future growth and pursue possible future strategic opportunities and acquisitions.

Increased inflation and interest rates may adversely affect us by increasing costs beyond what we can recover through price increases.
The United States and other large global economies experienced historically high inflation in recent years. Future inflationary effects may be driven by, among other things, supply chain disruptions, changes in trade or tariff policies, governmental stimulus or fiscal policies, as well as ongoing global military conflicts. Inflation can materially and adversely affect us by increasing the costs of land, materials, labor and other costs required to manage and grow our business. In addition, should inflation rates exceed our fixed escalator percentages in markets where our leases include fixed escalators, our returns could be adversely affected. In an inflationary environment, depending on the terms of our contracts and other economic conditions, we may be unable to raise prices enough to keep up with the rate of inflation or our customers may be unwilling to pay contractual increases or demand discounts upon renewal, which would reduce our profit margins and returns. If we are unable to increase our prices to offset the effects of inflation, our business, results of operations and financial condition could be materially and adversely affected. Inflation has also contributed to foreign currency exchange rate volatility, including in several of the markets where we operate. Inflation impacts could also create foreign exchange rate instability in our international markets, including in markets such as Africa and Latin America, that could, in turn, depress the value of that market’s currency, thereby adversely impacting our business, results of operations, financial condition or the underlying value of foreign subsidiaries.
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
Further, market volatility and disruption caused by factors such as inflation and fluctuating interest rates may impact our ability to raise additional capital through debt and equity financing activities or our ability to repay or refinance maturing liabilities, or impact the terms of any new obligations, which in turn may have an adverse impact on our credit ratings. Federal fund rates have been elevated for several years and, although there were several rate cuts in recent years, rates could remain at current levels for an extended period of time. An increase in rates can have a corresponding impact to our costs of borrowing and may have an adverse impact on our ability to raise funds through the offering of our securities or through the issuance of debt due to higher debt capital costs, diminished credit availability or less favorable equity markets. The extent to which these factors will impact our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted at this time.

Restrictive covenants in the agreements related to our securitization transaction, our credit facilities and our debt securities could materially and adversely affect our business by limiting flexibility, and we may be prohibited from paying dividends on our common stock, which may jeopardize our qualification for taxation as a REIT.
The agreements related to our Trust Securitization (as defined below) include operating covenants and other restrictions customary for loans subject to rated securitizations. Among other things, the borrowers under the agreements are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. A failure to comply with the covenants in the agreements could prevent the borrowers from taking certain actions with respect to the secured assets and could prevent the borrowers from distributing any excess cash from the operation of such assets to us. If the borrowers were to default on any of the loans, the servicer on such loan could seek to foreclose upon or otherwise convert the ownership of the secured assets, in which case we could lose such assets and the cash flow associated with such assets.
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
We also may enter into hedges for certain debt instruments, which may have an adverse impact on our results to the extent that the counterparties do not perform as expected at the inception of each hedge.

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
•failure or inability to retain our tax status or to obtain an expected tax status for which we have applied;
•changes to applicable tax laws or successful challenges to how or where our profits are currently recognized, which could increase our overall taxes;
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
•significant increases in, or implementation of new, license surcharges and similar fees or taxes on our revenue;
•anti-American sentiment or adverse impacts from United States trade or foreign policy, including the impacts of tariffs and retaliatory measures;
•loss of key personnel, including expatriates, in markets where talent is difficult or expensive to acquire; and
•price-setting or other similar laws or regulations for the sharing of passive infrastructure.
We also face risks associated with changes in foreign currency exchange rates, including those arising from the impacts of an inflationary and high interest rate environment on the global or regional economy and markets and on our operations, investments and financing transactions related to our international business. Volatility in foreign currency exchange rates can also affect our ability to plan, forecast and budget for our international operations and expansion efforts. Our revenues earned from our international operations are primarily denominated in their respective local currencies. We have not historically engaged in significant currency hedging activities relating to our non-U.S. Dollar operations, and a weakening of these foreign currencies against the U.S. Dollar would negatively impact our reported revenues, operating profits and income.

Our business, and that of our customers, is subject to laws, regulations and administrative and judicial decisions, and changes thereto, that could restrict our ability to operate our business as we currently do or impact our competitive landscape.
Our business, and that of our customers, is subject to federal, state, local and foreign laws, treaties and regulations and administrative and judicial decisions. In certain jurisdictions, these regulations, laws and treaties could be applied or be enforced retroactively. Zoning authorities and community organizations are sometimes opposed to the construction of communications sites in their communities, which can delay, prevent or increase the cost of new tower or data center construction, modifications, additions of new antennas to a site or site upgrades, thereby limiting our ability to respond to customer demands. Existing or new regulatory policies, regulations or laws may materially and adversely affect the timing, cost or completion of our communications sites or result in changes in the competitive landscape that may negatively affect our business. Noncompliance could result in the imposition of fines or an award of damages to litigants or result in decreased revenue or the potential loss of our sites. In addition, in certain jurisdictions, we and certain of our customers are required to pay annual licenses, fees or taxes, which may be subject to substantial increases by the government, or new fees may be enacted and applied retroactively. In some instances, government regulation restricting foreign ownership of our customers could result in loss of revenue or penalties. Governmental licenses may also be subject to periodic renewal and additional conditions to receive or maintain such license. Additionally, we have government customers for several of our communications sites and data centers, which subjects us to risks including early termination, audits, investigations, sanctions and penalties.
Our data centers segment is also subject to various federal, state and local environmental and health and safety laws and regulations in the United States, as set forth in Item 1A of this Annual Report under the caption “Risk Factors— Our data center segment contains certain operational differences from our tower leasing operations resulting in different operational risks. If we do not successfully operate our data center segment or identify or manage the related operational risks, such operations may produce results that are lower than anticipated.”
Furthermore, the tax laws, regulations, applicable license terms and conditions, and interpretations governing our business, and that of our customers, in jurisdictions where we operate, may change at any time, potentially with retroactive effect. The evolving nature of global tax laws and regulations and compliance approaches could have an impact on our financial results. This includes changes in tax laws, transfer pricing regulations, spectrum use terms, administrative compliance guidance or judicial interpretations thereof. In recent years, there have been some legislative proposals regarding tax laws applicable to REITs. Any increases in tax liability could reduce the amount of cash available for other purposes.
In addition, as of January 1, 2024, we and our subsidiaries, in principle, became subject to the Organization for Economic Cooperation and Development (the “OECD”) Global Anti-Base Erosion Rules (the “Pillar 2 Rules”) as promulgated by jurisdictions. The Pillar 2 Rules can potentially lead to additional taxes (“Top-Up Tax”) when the effective tax rate (as defined by the Pillar 2 Rules) in a jurisdiction is below 15%. The Pillar 2 Rules, however, do not apply to “Excluded Entities” and certain subsidiaries of Excluded Entities. We believe we qualify as an Excluded Entity as a “Real Estate Investment Vehicle.” In the event certain subsidiaries do not qualify as Excluded Entities, available “Safe Harbor” rules could apply that would exempt the entities from any Top-Up Tax. For 2025, the Under-Taxed Payments Rule (UTPR) Safe Harbor excludes all US income from the Pillar 2 Rules. In addition, substantially all of our non-excluded, non-U.S. jurisdictions qualify for other Safe Harbors. The remaining jurisdictions that may not qualify would have immaterial Top-Up Taxes. Beginning in fiscal year 2026, the U.S. income of non-excluded entities may result in material Top-Up Taxes; however, on January 5, 2026, the OECD announced a comprehensive Side-by-Side Safe Harbor that, if enacted, would exempt U.S.-parented multinational companies from certain Top-Up Taxes under the Pillar 2 Rules beginning January 1, 2026. The Side-by-Side Safe Harbor is not an exemption from any qualified domestic minimum Top-Up Tax. The Side-by-Side Safe Harbor has yet to be enacted in any jurisdiction where we operate that has already implemented the Pillar 2 Rules. Additionally, the Pillar 2 Rules are still yet to be enacted in many of the jurisdictions in which we operate.

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
Our use of TRSs enables us to engage in non-REIT qualifying business activities. Under the Code, no more than 20% (25% beginning in 2026) of the value of the assets of a REIT may be represented by securities of one or more TRSs and no more than 25% of the value of the assets of the REIT may be represented by non-qualifying assets (including securities of one or more TRSs). This limitation may hinder our ability to make certain attractive investments or take advantage of acquisition opportunities, including the purchase of non-qualifying assets, the expansion of non-real estate activities and investments in the businesses to be conducted by our TRSs, and to that extent limit our opportunities and our flexibility to change our business strategy. Further, as a REIT, we must distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). To meet our annual distribution requirements, we may be required to distribute amounts that may otherwise be used for our operations, including amounts that may otherwise be invested in future acquisitions, capital expenditures or repayment of debt. As no more than 25% of our gross income may consist of dividend income from our TRSs and other non-qualifying types of income, our ability to receive distributions from our TRSs may be limited, which may impact our ability to fund distributions to our stockholders or to use income of our TRSs to fund other investments.
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
Efforts to regulate greenhouse gas emissions, the use of fossil fuels or requirements to use alternative fuel to power energy resources that serve our data centers or the generators we use in our emerging markets to deliver primary power to our customers may have direct or indirect effects on our business by increasing the cost of compliance. Although in the United States, the current administration has taken steps to reconsider many greenhouse gas initiatives (including reporting and disclosure requirements), there is an increased focus by many foreign (including the European Union), state (including California and New York) and local governments, regulators, investors, employees, customers and other stakeholders regarding environmental and energy policies relating to climate change, greenhouse gas emissions and other climate-related matters, including policies related to disclosure requirements. Accordingly, we will need to be prepared to contend with overlapping, yet distinct, climate-related disclosure requirements in multiple jurisdictions. Although a reduction in greenhouse gas emissions standards and reporting obligations in the U.S. may be possible at the federal level in the short-term, foreign and state governmental initiatives are becoming more stringent and may require us and our customers to make capital expenditures, such as investing in internal compliance systems and investments in personnel, which would result in increased costs for us and our customers. Failure to comply with applicable laws and regulations or other requirements imposed on us could also lead to fines and/or lost revenue.

Risks Related to the Operation of Our Business

If we, or third parties on which we rely, experience technology failures, including cybersecurity incidents or the loss of personally identifiable information, we may incur substantial costs and suffer other negative consequences, which may include reputational damage.
As part of our normal business activities, including in our data centers, we rely on energy systems, cooling systems, communication networks, information technology and other computing resources, and collect, store, manage and otherwise process third-party data, including our customers’ data, our vendors’ data and our own data. We are vulnerable to physical or cybersecurity breaches, attacks, computer viruses, ransomware, malware, fraud, worms, adverse impacts of artificial intelligence, social engineering, denial-of-service attacks, malicious software programs, insider threats, unauthorized access and other cybersecurity incidents that could disrupt our, our customers’ or our vendors’ operations, expose us to liability and have a material adverse effect on our financial performance and operating results. These threats may result from human error, equipment failure, fraud or malice on the part of employees or third parties. A party who is able to compromise the security measures on our or our vendors’ networks or the security of our communications infrastructure could misappropriate our proprietary information or the personal information of our customers, our vendors, our employees or management, or cause interruptions or malfunctions in our operations or our customers’ operations. As we provide assurances to our customers that we provide a high level of security, such a compromise could be particularly harmful to our brand and reputation. We may be required to expend significant capital and resources to address any breaches, protect against such threats or to alleviate problems caused by security breaches.
Globally, the frequency, severity and sophistication of cybersecurity incidents have increased, and these trends will likely continue, especially during times of geopolitical tension or instability among countries from which a number of recent cybersecurity events have been alleged to have originated. Such cyber-attacks could be in the form of espionage, phishing campaigns and otherwise. Additionally, the use of AI technologies has led to increased exposure to cybersecurity threats globally. AI systems may be used by threat actors to exploit vulnerabilities more efficiently or to facilitate increasingly sophisticated cyberattacks, any of which could result in data breaches, operational disruptions or liability. We are continuously evaluating and enhancing our cybersecurity and information security systems and creating new systems and processes. However, there can be no assurance that these measures are or will be effective in preventing or limiting the impact of future cybersecurity incidents. As techniques used to breach security grow in frequency and sophistication, and are generally not recognized until launched against a target, we, or our vendors, may not be able to promptly detect that a cyber breach has occurred or implement security measures in a timely manner. If and when implemented, we, or our vendors, may not be able to determine the extent to which these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, damage relating to loss of proprietary information, harm to our reputation and increases in our security costs or related insurance, which could have a material adverse effect on our financial performance and operating results. We offer managed services in certain of our data centers where we provide “remote hands” services for our customers. The access to our customers’ networks and data, which is gained from these services, creates some risk that our customers’ networks or data will be improperly accessed. If we were held responsible for any such breach, it could result in a significant loss to us, including damage to our customer relationships, harm to our brand and reputation and legal liability. Additionally, while we maintain insurance coverage for cybersecurity incidents, we may not have adequate insurance to cover the associated costs in the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, and we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks.
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

Our data center segment contains certain operational differences from our tower leasing operations, resulting in different operational risks. If we do not successfully operate our data center segment or identify or manage the related operational risks, such operations may produce results that are lower than anticipated.
Over the last five years, we have significantly expanded our data centers business, which is a much less mature business for us than our tower leasing operations. Our data centers segment represented 10% of our total revenues for the year ended December 31, 2025. The business model for our data center business contains certain differences from our business model for our tower leasing operations, including those relating to customer base, competition, contract terms (including requirements for service level agreements regarding data center uptime and network performance), upfront capital requirements, ongoing capital improvements, expenditures required for maintenance of data center power, cooling and network equipment, landlord demographics, deployment and ownership of certain network assets, operational oversight requirements and government regulations. As we continue to invest in our data center segment, we may be required to commit significant operational and financial resources to data center developments, generally 12 to 18 months before securing customer contracts. Additionally, investments in data centers developments require a longer time to achieve stabilization and underwritten development yields than the development of new towers. If customer demand in our markets is insufficient once the data centers are built, we may have difficulty realizing expected or reasonable returns on these investments.
Moreover, we rely on third parties, governmental entities and suppliers to provide sufficient power for our data centers and to support future expansion, which is different than our tower leasing operations. Difficulties in securing contracted energy or obtaining adequate capacity for future data center developments may adversely affect our operations, financial performance and customer relationships. Power constraints, delays, unfavorable contractual terms and increased costs from utility providers could limit our ability to identify suitable sites and expand, particularly as evolving technologies, such as AI, increase power requirements. Our ability to scale remains dependent on reliable energy access amid rising electrification trends and associated infrastructure challenges.
Additionally, we are currently engaging in, or contemplating, data center expansions and new ground-up data center builds in new and existing markets. The construction projects associated with such expansion initiatives expose us to many risks that differ from those for our tower leasing operations, such as delays in site readiness, utility power and power grid constraints, the potential requirement for on-site power generation solutions where utility power is unavailable, lack of availability and delays for data center equipment, unexpected budget changes and unanticipated customer requirements that would necessitate alternative data center design, making our sites less desirable or leading to increased costs in order to make necessary modifications or retrofits. Construction projects are dependent on permitting from public agencies and utility companies. Any delay in permitting could affect our growth. While we do not currently anticipate any material long-term negative impact on our business due to construction delays, these types of delays and stoppages related to permitting from public agencies and utility companies could have an adverse effect on our revenue or growth.

Furthermore, we also may face pressure from certain stakeholders, such as the communities in which we operate, who are increasingly focused on climate change and shortages of power, land and water resources, which are different pressures than those faced by our tower leasing operations. Such pressure could lead to federal, state or municipal governments imposing more stringent regulations and requirements to control the growth and development of data centers in their communities. New builds and further expansion of data center operations in such markets are increasingly being evaluated and approvals, if required, may only be granted where we are not only able to demonstrate that our operations are efficient in their use of energy and water but also that they have and/or will bring positive and significant environmental, economic and social impact to their local community.
We have service level commitments to substantially all of our data center customers, and interruptions, equipment damage or staffing challenges could impair our ability to meet these obligations and lead to potential claims. Because our data centers are critical to many customers’ operations, such failures could result in lost profits or other consequential damages and diminish customer confidence, impacting our ability to retain and attract business. Additionally, we rely on third-party providers for internet, telecommunications and utilities, and any failure by these providers could adversely affect our business, financial condition and results of operations.

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

Our business depends on effective data governance, and failures in our data governance frameworks could adversely affect our operations.
Our business depends on our ability to appropriately collect, manage, integrate and use data across our operations. We maintain data governance policies, steering committees and standards and controls designed to promote data quality and appropriate use. However, these frameworks may not operate as intended or keep pace with changes in our business, technology or regulatory environment. Insufficient controls over data access and usage (such as role-based entitlements, segregation of duties and monitoring) increase the likelihood of the perpetration of fraud, unauthorized changes to site inventories or records, data leakage involving sensitive customer, landlord or vendor information and operational disruptions to provisioning, energy management and service-level performance. Any material failure in these areas could negatively impact customers, drive delays and increase operating costs. Additionally, we utilize AI technologies that rely on access to and use of significant amounts of data, which in some cases include sensitive information. Inadequate safeguards over AI training data and model inputs or outputs could result in misuse of such data, algorithmic bias or violations of applicable privacy and data protection requirements. Moreover, errors or limitations in AI systems may unintentionally expose sensitive information, which could subject us to regulatory action, contractual claims or reputational harm. Failures or deficiencies in our data governance practices could result in inaccurate or inconsistent data, impaired decision‑making, operational disruptions, regulatory noncompliance or reputational harm, which could adversely affect our business.

The transformation initiatives we undertake may not deliver the results we expect.
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
During the course of acquiring or building communications sites and other communications infrastructure assets, including data center facilities and related assets, in our existing markets and expansion into new markets, we are subject to a number of risks and uncertainties, including not meeting our return on investment criteria and financial objectives, increased costs, assumed liabilities and the diversion of managerial attention. Achieving the benefits of acquisition and platform expansion initiatives depends in part on timely and efficient integration of operations, data centers and telecommunications infrastructure assets and personnel. Integration may be difficult and unpredictable for many reasons, including, among other things, increased construction costs or supply chain disruptions, portfolios without requisite permits, differing systems, cultural differences, conflicting policies, procedures and operations or with incomplete information.
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

Our towers, data centers, other telecommunications assets or computer systems may be affected by natural disasters (including as a result of climate change), public perception of health risks and other unforeseen events for which our insurance may not provide adequate coverage or result in increased insurance premiums.
Our towers, data centers, other telecommunications assets and computer systems are subject to risks associated with natural disasters, such as hurricanes, ice and windstorms, tornadoes, floods, earthquakes and wildfires, as well as other unforeseen events, such as the potential adverse effects of pandemics and acts of terrorism. During the past several years, we have seen an increase in severe weather events and expect this trend to continue due to climate change. Additionally, certain natural disasters or unforeseen events could lead to supply chain delays or shortages, which could impact our operational and financial performance. Moreover, rising incidents of theft, vandalism and fiber cuts targeting our assets could disrupt service and increase costs that we may not be able to fully insure or pass on to customers, which could lead to reputational harm and impact our financial performance. Further, environmental liabilities, such as contamination, asbestos-containing building materials, lead or lead-based paint and mold or other air quality issues at some of our data centers, could arise and have a material adverse effect on our financial condition and performance.

While we maintain insurance coverage for certain natural disasters, we may not have adequate insurance to cover the associated costs of repair or reconstruction of sites or other telecommunications assets for a major future event, lost revenue, including from new customers that could have been added to our towers, data centers or other telecommunications assets but for the event, or other costs to remediate the impact of a significant event, such as wildfire damage caused by our towers. Further, we may be liable for damage caused by towers that collapse for any number of reasons including structural deficiencies, which could harm our reputation and require us to incur costs for which we may not have adequate insurance coverage.
Any damage or destruction to, or inability to access, our towers, data centers, other telecommunications assets or computer systems may cause supply chain delays or impact our ability to operate our business or provide services to our customers and lead to customer loss, which could have a material adverse effect on our business, results of operations or financial condition. Additionally, our communications sites could be subject to attacks instigated by claims that the deployment of 5G or similar networks is linked to adverse health effects.
Additionally, we must safeguard our customers’ infrastructure and equipment located in our data centers and ensure our data centers remain operational at all times. Problems at one or more of our data centers, whether or not within our control, could result in service interruptions or significant infrastructure or equipment damage. These could result from numerous factors, including limited power availability and grid distribution constraints due to high demand, human error, equipment failure, physical, electronic and cybersecurity breaches, fire, earthquake, hurricane, flood, tornado and other natural disasters, extreme temperatures, water damage, fiber cuts, power loss, terrorist acts, sabotage and vandalism, global pandemics or health emergencies and failure of business partners.
Negative public perception or regulations regarding perceived health risks from wireless technologies, including 5G, could slow wireless industry growth and adversely affect our business. Any finding or campaign suggesting radio frequency emissions pose health risks could harm customer relationships, reduce market acceptance and materially impact our operations and financial condition.

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
Governance
Board of Directors
Our cybersecurity program is overseen by the independent Audit Committee of our Board. Our Chief Information Security Officer (“CISO”) presents a quarterly report of cybersecurity updates to the Audit Committee. Each quarter, the Board receives a report from the Audit Committee chair on items covered during that quarter’s meeting. In 2025, the topics included, among other items, our focus on cybersecurity resilience, new cybersecurity initiatives, third-party risk and our approach to responsible use of artificial intelligence. Our Board's and Audit Committee’s inputs are key components in the development of our long-term cybersecurity strategy, aligning the program’s goals within our risk tolerance. Our Board is responsible for the oversight of our AI strategy and the Audit Committee has oversight over AI-related risk exposure and receives regular AI updates from management. Our Board, Audit Committee and management have overseen the development and launch of our AI governance program.

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
Our steering committee includes our CISO, our Chief Information Officer, our Senior Vice President and Chief Security Officer, our Senior Vice President, Internal Audit, our Vice President, Corporate Legal, CoreSite’s Senior Vice President of IT & Digitization and CoreSite’s Vice President of Information Security and IT Infrastructure. Our CISO has held information security and IT leadership positions across large organizations for nine years, which included overseeing governance and compliance programs. Our Chief Information Officer has held IT leadership positions across large, multi-national companies for nearly three decades, where he has overseen cybersecurity programs. Our Chief Security Officer heads our converged physical and information security team and has over 25 years of experience in the corporate security, crisis management, and security consulting industries, including as head of global security for a major mining company and through leadership positions in several international risk consultancies. Our Senior Vice President, Internal Audit, has over 30 years of international finance leadership experience and heads our Internal Audit function, including the evaluation of risk and vulnerabilities for both physical and system assets and the testing of related controls. Our Vice President, Corporate Legal also serves as our lead Privacy Officer and is a lawyer who has led our privacy program since its inception. CoreSite’s Senior Vice President of IT & Digitization has led CoreSite’s IT function for over 5 years, including having responsibility for securing the business’s cybersecurity environment. CoreSite’s Vice President of Information Security and IT Infrastructure has over 25 years of experience building secure IT solutions across large network and data center environments and has been responsible for the day-to-day operation of CoreSite’s business-critical IT environment since 2015.
CoreSite’s steering committee includes CoreSite’s Chief Executive Officer, its Chief Accounting Officer, its Chief Revenue Officer, its Senior Vice President of IT & Digitization, its Vice President of Legal, its Senior Vice President of Development & Product Engineering, its Senior Vice President of Data Center Operations, its Senior Vice President of Human Resources, its Senior Vice President of Finance & Corporate Development, its Vice President of Information Security and IT Infrastructure, its Director of Compliance & Internal Controls, and American Tower’s CISO. Each of CoreSite’s steering committee members has been chosen based on their understanding of, and participation in, maintaining the rigorous control environment necessary to achieve the list of certifications detailed below.
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
Our cybersecurity awareness program provides training for all global employees at onboarding and subsequently three times every year. In 2025, across our organization, employees completed over 16,000 training classes related to cybersecurity and responsible AI use. Additionally, in 2025, to elevate cybersecurity awareness, we also conducted live trainings as part of our Employee Development program, sent monthly phishing tips to all employees and provided weekly communications during October, which is cybersecurity awareness month.
Operationally, we, along with CoreSite, each perform periodic penetration testing to identify weaknesses in systems and networks so that they can be addressed appropriately. At least once every other year, we also engage an outside cybersecurity firm to perform independent testing or a risk assessment. Our vulnerability management program is in place to adequately identify, classify, prioritize and remediate vulnerabilities affecting assets. Our security operations program monitors our systems and networks, and is responsible for investigating, responding to, and reporting any potential security incidents in a timely manner. Our Incident Response Plan includes steps to determine materiality of any such incident and escalate matters to the Board and our employees are regularly trained on the plan. We conduct an incident response exercise at least annually to ensure a timely, consistent and compliant response. In 2025, we performed a cybersecurity-focused tabletop exercise which simulated multiple types of cybersecurity incidents, including (a) compromised credentials, (b) brute force attack, (c) uncleaned malware and (d) ransomware to validate and update our internal processes. This tabletop exercise was facilitated by a third-party.
Our cybersecurity risk management processes extend to the oversight and identification of threats associated with our use of third-party vendors and service providers. We have in place a Third-Party Cybersecurity Risk Management program to assess the cybersecurity practices of third-party vendors and service providers with access to our and CoreSite’s systems or information.
At the core of our AI governance program is our Global Artificial Intelligence Use and Development Policy, launched in 2025, which establishes the benefits, restrictions and preconditions for AI use and empowers a permanent, cross‑functional AI steering committee to review and approve AI use cases, implement mandatory employee training and ensure that AI is used responsibly and with a balanced assessment of risks and benefits.
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
As of December 31, 2025, we owned and operated a portfolio of 149,686 communications sites, including 862 DAS networks. See the table in Item 7 of this Annual Report, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview” for more detailed information on the geographic locations of our communications sites. In addition, we own property interests that we lease to communications service providers and third-party tower operators in Canada and the United States, which are included in our U.S. & Canada property segment, and also own and operate data center facilities and related assets in the United States, which are included in our Data Centers segment.
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
U.S. & Canada Property Segment Encumbered Sites. As of December 31, 2025, the loan underlying the securitization transactions completed in March 2018 and March 2023 (the “2018 Securitization” and the “2023 Securitization”, respectively, and together, the “Trust Securitization”) is secured by mortgages, deeds of trust and deeds to secure the loan on substantially all of the 5,023 broadcast and wireless communications towers and related assets owned by the borrowers (the “Trust Sites”).
There are no encumbered sites in our Africa & APAC, Europe or Latin America property segments or in our Data Centers segment.

Ground Leases. Of the 148,824 towers in our portfolio as of December 31, 2025, approximately 80% were located on land we lease. Typically, we seek to enter long-term ground leases, which have initial terms of approximately five to ten years with one or more automatic or exercisable renewal periods. As a result, 56% of the ground leases for our sites have a final expiration date of 2035 and beyond.
Customers. Our customers are primarily wireless service providers, broadcasters and other companies in a variety of industries. For the year ended December 31, 2025, our top four customers by total revenue were T-Mobile (18%), AT&T (17%), Verizon Wireless (14%) and Telefónica (10%).
Across most of our markets, our tenant leases for our communications sites with wireless carriers have initial non-cancellable terms of five to ten years with multiple renewal terms. As a result, approximately 48% of our current tenant leases have a renewal date of 2031 or beyond.
Data Centers. We own and operate data center facilities and related assets, and as of December 31, 2025, our data center portfolio consisted of 30 operating data center facilities across eleven United States markets, across 3.7 million net rentable square feet (“NRSF”).
Offices. Our principal corporate headquarters is leased and located in Boston, Massachusetts, where we currently lease approximately 61,000 square feet of office space. We also own or have entered into long-term leases for the majority of our facilities in international and regional locations for the management and operation of our property and services businesses, including offices in each of our U.S. & Canada, Africa & APAC, Europe, Latin America and Data Centers segments. Our international headquarters is leased and located in Amsterdam, Netherlands. We believe that our owned and leased facilities are suitable and adequate to meet our anticipated needs.

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
AT&T Mexico Dispute
We are currently engaged in an Arbitration with AT&T Mexico. AT&T Mexico, which represented approximately $300 million of tenant revenue in 2025, is challenging the calculation of the monthly lease amount established under the MLA, as well as certain other provisions of the MLA, seeking rent abatement both retroactively and prospectively, and had been withholding tower rents since the start of 2025. We incurred approximately $30 million of reserves during the year ended December 31, 2025 related to this customer. We expect to record future reserves until the Arbitration is settled. We believe we have meritorious defenses to the claims raised in this Arbitration, are vigorously defending the full enforceability of the MLA and remain confident in the terms and conditions of the MLA. The Arbitration is scheduled for a hearing in August 2026.
On September 23, 2025, we and AT&T Mexico reached an agreement pursuant to which AT&T Mexico will remit payment of the majority of the withheld tower rents and will resume monthly payments of the majority of its owed tower rents. The remainder of the outstanding receivables and the future monthly tower rent amounts not remitted directly to us will be deposited into an irrevocable escrow account, overseen by an independent trustee, to be released in accordance with a final ruling in the Arbitration or by mutual consent of us and AT&T Mexico.
DISH Dispute
On September 24, 2025, DISH delivered a notice purporting to be excused from its contractual obligations under the SCA. DISH has failed to meet its payment obligations, and as of January 2026 is in default under the SCA. We remain confident that DISH has not been excused from its obligations under the SCA, and that the SCA remains in full force and effect. On October 20, 2025, we filed a complaint in the U.S. District Court for the District of Colorado seeking a declaratory judgment that DISH has not been excused from its obligations under the SCA, that the SCA remains in full force and effect, and that DISH remains required to perform all of its obligations under the SCA. DISH represented approximately 2% and 4% of our total annual property revenue and total annual U.S. & Canada property revenue, respectively, for 2025.

ITEM 4.	MINE SAFETY DISCLOSURES
N/A.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NYSE under the ticker symbol AMT. As of February 17, 2026, we had 466,084,820 outstanding shares of common stock and 121 holders of record.
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
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE Nareit All Equity REITs Index. The performance graph assumes that on December 31, 2020, $100 was invested in each of our common stock, the S&P 500 Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE Nareit All Equity REITs Index. The cumulative return shown in the graph assumes reinvestment of all dividends. The performance of our common stock reflected below is not necessarily indicative of future performance.

	Cumulative Total Returns
	12/20	12/21	12/22	12/23	12/24	12/25
American Tower Corporation	$100.00	$132.89	$98.83	$104.12	$91.47	$90.61
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
Dow Jones U.S. Telecommunications Equipment Index	100.00	145.86	112.85	132.91	185.36	235.24
FTSE Nareit All Equity REITs Index	100.00	141.30	106.05	118.09	123.90	126.71
Issuer Purchases of Equity Securities
In March 2011, our Board approved a stock repurchase program, pursuant to which we are authorized to repurchase up to $1.5 billion of our common stock (the “2011 Buyback”). In December 2017, our Board approved an additional stock repurchase program, pursuant to which we are authorized to repurchase up to $2.0 billion of our common stock (the “2017 Buyback,” and together with the 2011 Buyback the “Buyback Programs”).
During the three months ended December 31, 2025, we repurchased a total of 2,036,100 shares of our common stock for an aggregate of $364.6 million, including commissions and fees, pursuant to the 2011 Buyback and the 2017 Buyback. As of December 31, 2025, we have no amounts remaining under the 2011 Buyback. The table below sets forth details of our repurchases under the Buyback Programs during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
				(in millions)
October 1, 2025 - October 31, 2025	240,568	$183.85	240,568	$1,973.4
November 1, 2025 - November 30, 2025	705,989	$180.50	705,989	$1,845.9
December 1, 2025 - December 31, 2025	1,089,543	$177.08	1,089,543	$1,653.0
Total Fourth Quarter	2,036,100	$179.07	2,036,100	$1,653.0
_______________
(1)     Repurchases made pursuant to the Buyback Programs.
(2)     Average price paid per share is a weighted average calculation using the aggregate price, excluding commissions and fees.
(3)     Remaining under the 2017 Buyback.

Subsequent to December 31, 2025, through February 17, 2026, we repurchased 312,352 shares of our common stock for an aggregate of approximately $53.0 million, including commissions and fees, under the 2017 Buyback.
Through February 17, 2026, we have repurchased a total of 2,253,664 shares of our common stock under the 2017 Buyback for an aggregate of $400.0 million, including commissions and fees. We expect to continue to manage the pacing of the remaining $1.6 billion under the 2017 Buyback in response to general market conditions and other relevant factors. We expect to fund any further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under the 2017 Buyback are subject to our having available cash to fund repurchases.
Under the 2017 Buyback, our management is authorized to purchase shares from time to time through open market purchases or in privately negotiated transactions not to exceed market prices and subject to market conditions and other factors. With respect to open market purchases, we may use plans adopted in accordance with Rule 10b5-1 under the Exchange Act in accordance with securities laws and other legal requirements, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. These programs may be discontinued at any time.

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
During the year ended December 31, 2025, we completed the sale of our fiber assets in South Africa (“South Africa Fiber”). Prior to the divestiture, the operating results of South Africa Fiber were included within the Africa & APAC property segment.
During the year ended December 31, 2024, we completed the sale of ATC TIPL (as defined below). The divestiture qualified for presentation as discontinued operations. See Note 21 for further discussion. Prior to the divestiture and classification as discontinued operations, ATC TIPL’s operating results were included within the Africa & APAC property segment. Historical financial information included in Management’s Discussion and Analysis of Financial Condition and Results of Operations has been adjusted to reflect the operating results of ATC TIPL as discontinued operations for all periods presented.
We report our results in six segments: U.S. & Canada property (which includes all assets in the United States and Canada, other than our data center facilities and related assets), Africa & APAC property, Europe property, Latin America property, Data Centers and Services. In evaluating financial performance in each business segment, management uses, among other factors, segment gross margin and segment operating profit (see note 19 to our consolidated financial statements included in this Annual Report).
Executive Overview
We are one of the largest global REITs and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure and property interests that we lease primarily to communications service providers and third-party tower operators, and, as discussed further below, we hold a portfolio of highly interconnected data center facilities and related assets in the United States. Our customers include our tenants, licensees and other payers. We refer to the business encompassing the above as our property operations, which accounted for 97% of our total revenues for the year ended December 31, 2025 and includes our U.S. & Canada property, Africa & APAC property, Europe property and Latin America property segments and Data Centers segment.
We also offer tower-related services in the United States, including site application, zoning and permitting, structural and mount analyses, and construction management, together with program management offerings that support customer deployment needs from project scoping through construction. Our services operations primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of December 31, 2025:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S. & Canada:
Canada	226	—	—
United States	26,714	14,855	429
U.S. & Canada total	26,940	14,855	429
Africa & APAC:
Bangladesh	1,040	—	—
Burkina Faso	733	—	—
Ghana	3,438	—	37
Kenya	4,500	—	11
Niger	931	—	—
Nigeria	9,706	—	—
Philippines	384	—	—
South Africa	2,483	—	—
Uganda	4,547	—	47
Africa & APAC total	27,762	—	95
Europe:
France	4,279	303	9
Germany	15,501	—	—
Spain	12,431	—	1
Europe total	32,211	303	10
Latin America:
Argentina	497	—	11
Brazil	20,829	1,434	126
Chile	3,681	—	107
Colombia	4,858	—	6
Costa Rica	712	—	2
Mexico	8,689	185	75
Paraguay	1,450	—	—
Peru	3,968	450	1
Latin America total	44,684	2,069	328
Total	131,597	17,227	862
_______________
(1)Approximately 98% of the operated towers are held pursuant to long-term finance leases, including those subject to purchase options.
As of December 31, 2025, our property portfolio included 30 operating data center facilities across eleven markets in the United States that collectively comprise approximately 3.7 million NRSF of data center space, as detailed below:

	Number of Data Centers	Total NRSF (1)
		(in thousands)
San Francisco Bay, CA	9	1,051
Los Angeles, CA	3	724
Northern Virginia, VA	3	627
New York, NY	3	376
Chicago, IL	2	272
Denver, CO	2	151
Boston, MA	1	124
Orlando, FL	1	104
Atlanta, GA	2	95
Miami, FL	2	90
Washington, D.C.	2	47
Total	30	3,661
_______________
(1)Excludes approximately 0.4 million of office and light-industrial NRSF.

In most of our markets, our tenant leases for our communications sites with wireless carriers generally have initial non-cancellable terms of five to ten years with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the year ended December 31, 2025 was recurring revenue that we should continue to receive in future periods. Most of our tenant leases for our communications sites have provisions that periodically increase or “escalate” the rent due under the lease, typically based on (a) an annual fixed escalation (averaging approximately 3% in the United States), (b) an inflationary index in most of our international markets, or (c) a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs, such as ground rent or power and fuel costs.
Based upon existing customer leases and foreign currency exchange rates as of December 31, 2025, we expect to generate over $54 billion of non-cancellable customer lease revenue over future periods, before the impact of straight-line lease accounting.
The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee.
Revenue lost from either tenant lease cancellations or the non-renewal of leases or rent renegotiations, which we refer to as churn, has historically not had a material adverse effect on the revenues generated by our consolidated property operations. During the year ended December 31, 2025, churn was approximately 2% of our tenant billings, primarily driven by churn in our U.S. & Canada property segment, as discussed below.
AT&T Mexico Dispute. We are currently engaged in an Arbitration with AT&T Mexico. AT&T Mexico, which represented approximately $300 million of tenant revenue in 2025, is challenging the calculation of the monthly lease amount established under the MLA, as well as certain other provisions of the MLA, seeking rent abatement both retroactively and prospectively, and had been withholding tower rents since the start of 2025. We incurred approximately $30 million of reserves during the year ended December 31, 2025 related to this customer. We expect to record future reserves until the Arbitration is settled. We believe we have meritorious defenses to the claims raised in this Arbitration, are vigorously defending the full enforceability of the MLA and remain confident in the terms and conditions of the MLA. The Arbitration is scheduled for a hearing in August 2026.
On September 23, 2025, we and AT&T Mexico reached an agreement pursuant to which AT&T Mexico will remit payment of the majority of the withheld tower rents and will resume monthly payments of the majority of its owed tower rents. The remainder of the outstanding receivables and the future monthly tower rent amounts not remitted directly to us will be deposited into an irrevocable escrow account, overseen by an independent trustee, to be released in accordance with a final ruling in the Arbitration or by mutual consent of us and AT&T Mexico.
DISH Dispute. On September 24, 2025, DISH delivered a notice purporting to be excused from its contractual obligations under the SCA. DISH has failed to meet its payment obligations, and as of January 2026 is in default under the SCA. We remain confident that DISH has not been excused from its obligations under the SCA, and that the SCA remains in full force and effect. On October 20, 2025, we filed a complaint in the U.S. District Court for the District of Colorado seeking a declaratory judgment that DISH has not been excused from its obligations under the SCA, that the SCA remains in full force and effect, and that DISH remains required to perform all of its obligations under the SCA. DISH represented approximately 2% and 4% of our total annual property revenue and total annual U.S. & Canada property revenue, respectively, for 2025.
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
Property Operations Organic Revenue Growth. Consistent with our strategy to increase the utilization and return on investment from our sites, our objective is to add new tenants and new equipment for existing tenants through colocation and lease amendments. Our ability to lease additional space on our sites is primarily a function of the rate at which wireless carriers and other tenants deploy capital to improve and expand their wireless networks. This rate of wireless network investment is influenced by the growth of wireless services, the penetration of advanced wireless devices, the level of emphasis on network quality and capacity in carrier competition, the financial performance of our tenants and their access to capital and general economic conditions. According to industry data, recent aggregate annual wireless capital spending in the United States has averaged at least $30 billion, resulting in consistent demand for our sites.
Based on industry research and projections, we expect that a number of key industry trends will result in incremental revenue opportunities for us:
•Rapid growth in mobile data consumption continues to be driven by increasing smartphone and other advanced device penetration, the proliferation of bandwidth-intensive applications on these devices and the continuing evolution of the mobile ecosystem. We believe carriers will be compelled to deploy additional equipment on existing networks while also rolling out more advanced wireless networks to address coverage and capacity needs resulting from this increasing mobile data usage.
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
•Continued spectrum acquisition and deployment by wireless service providers, which is expected to result in additional sites and equipment on existing sites as operators optimize network configuration and utilize the additional spectrum. We expect this to be particularly relevant in the context of higher-band spectrum such as 2.5 gigahertz (GHz) and C-Band being deployed for 5G, as these spectrum assets tend to have more limited propagation characteristics compared to the lower-band spectrum that has historically been deployed on our towers.
•Emerging next generation technologies, such as edge computing functionality, autonomous vehicle networks and a number of other internet-of-things, or IoT, applications and other potential use cases for wireless services requiring wireless connectivity. These technologies may create new and complementary use cases for our communications real estate over time, although these use cases are currently in nascent stages.
•Continued data growth, including through increased use of AI, and emerging high-performance, latency-sensitive applications, will drive an increased need for reliable, secure and interconnected data center solutions. We believe these trends will result in incremental utilization and interconnection demand at our data center facilities.
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

We believe that the network technology migration we have seen in the United States, which has led to significantly denser networks and meaningful new business commencements for us over a number of years, will be replicated in our international markets over time. As a result, we expect to be able to leverage our extensive international portfolio of approximately 108,000 communications sites and the relationships we have built with our carrier tenants to drive sustainable, long-term growth.
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
Strong industry tailwinds also underpin our data center business. Our portfolio of highly interconnected data center facilities and related assets in the United States is well positioned to monetize elevated demand for hybrid-cloud and multi-cloud deployments, as well as demand from early-stage AI-related workloads like inferencing, machine learning models and GPU-as-a-Service from neo clouds. We believe it is important for AI workloads to be collocated with hybrid installations. Our data center facilities are well-suited for this, as they have a rich ecosystem of network and cloud interconnections coupled with purpose-built capacity designed to support AI and other higher-density deployments. These positive trends reinforce our expectation for our data centers to deliver long-term growth with attractive returns.
Demand for our communications infrastructure assets could be negatively impacted by a number of factors, including increased competition within our industries, an increase in network sharing or consolidation among our customers and financial difficulties for our customers, as set forth in Item 1A of this Annual Report under the captions “Risk Factors—If our customers consolidate their operations, exit their businesses or share site infrastructure to a significant degree, our growth and revenue could be materially and adversely affected,” “Risk Factors—Increasing competition within our industries may materially and adversely affect our revenue” and “Risk Factors—A substantial portion of our current and projected future revenue is derived from a small number of customers, and we are sensitive to adverse changes in the creditworthiness and financial strength of our customers.” In addition, the emergence and growth of new technologies could reduce demand for our sites, as set forth under the caption “Risk Factors—New technologies or changes, or lack thereof, in our or a customer’s business model could make our communications infrastructure leasing business less desirable and result in decreasing revenues and operating results.” Further, our customers may be subject to new regulatory policies from time to time that materially and adversely affect the demand for our communications infrastructure assets.
Property Operations New Site Revenue Growth. During the year ended December 31, 2025, we grew our portfolio of communications real estate through the acquisition and construction of approximately 2,230 communications sites globally. In a majority of our Africa & APAC, Europe and Latin America markets, the revenue generated from newly acquired or constructed sites resulted in increases in both tenant and pass-through revenues (such as ground rent or power and fuel costs) and expenses. We continue to evaluate opportunities to acquire communications real estate portfolios, both domestically and internationally, to determine whether they meet our risk-adjusted hurdle rates and whether we believe we can effectively integrate them into our existing portfolio.

New Sites (Acquired or Constructed)	2025	2024	2023
U.S. & Canada	155	15	20
Africa & APAC (1)	1,265	1,660	1,700
Europe	745	590	555
Latin America	65	185	215
_______________
(1)For the years ended December 31, 2024 and 2023, excludes approximately 90 and 865 new sites in India, respectively.
Property Operations Expenses. Direct operating expenses incurred by our property segments include direct site or facility level expenses and consist primarily of ground rent and power and fuel costs, some or all of which may be passed through to our customers, as well as property taxes and repairs and maintenance expenses. These segment direct operating expenses exclude all segment and corporate selling, general, administrative and development expenses, which are aggregated into one line item entitled Selling, general, administrative and development expense in our consolidated statements of operations. In general, our property segments’ selling, general, administrative and development expenses do not significantly increase as a result of adding incremental customers to our sites or facilities and typically increase only modestly year-over-year. As a result, leasing additional space to new customers on our sites or within our facilities provides significant incremental gross margin and cash flow. We may, however, incur additional segment selling, general, administrative and development expenses as we increase our presence in our existing markets or expand into new markets. Our profit margin growth is therefore positively impacted by the addition of new customers to our sites or facilities but can be temporarily diluted by our development or expansion activities.

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

Results of Operations
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
For a discussion of our 2024 Results of Operations, including a discussion of our financial results for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023, refer to Part I, Item 7 of our annual report on Form 10-K filed with the SEC on February 25, 2025 (the “2024 Form 10-K”).
Years Ended December 31, 2025 and 2024
(in millions, except percentages)

Revenue

	Year Ended December 31,		Percent Change 2025 vs 2024
	2025	2024
Property
U.S. & Canada	$5,248.7	$5,248.1	0%
Africa & APAC (1)	1,422.9	1,208.0	18
Europe	937.7	834.7	12
Latin America	1,642.6	1,717.9	(4)
Data Centers	1,053.1	924.8	14
Total property	10,305.0	9,933.5	4
Services	339.6	193.7	75
Total revenues	$10,644.6	$10,127.2	5%
_______________
(1)    Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See Note 21 for further discussion.
Year ended December 31, 2025
U.S. & Canada property segment revenue increase of $0.6 million was attributable to:
• Tenant billings growth of $210.0 million, which was driven by:
◦$158.7 million due to colocations and amendments;
◦$52.8 million resulting from contractual escalations, net of churn; and
◦$5.7 million generated from sites acquired or constructed since the beginning of the prior-year period (“newly acquired or constructed sites”);
◦Partially offset by a decrease of $7.2 million from other tenant billings;
• Partially offset by a decrease of $209.1 million in other revenue, which includes a $175.8 million decrease due to straight-line accounting.
Segment revenue growth was partially offset by a decrease of $0.3 million attributable to the negative impact of foreign currency translation related to fluctuations in Canadian Dollar.
Africa & APAC property segment revenue growth of $214.9 million was attributable to:
• Tenant billings growth of $129.7 million, which was driven by:
◦$53.7 million due to colocations and amendments;
◦$43.5 million resulting from contractual escalations, net of churn;
◦$23.1 million generated from newly acquired or constructed sites; and
◦$9.4 million from other tenant billings;
• An increase of $24.7 million in other revenue, primarily attributable to a decrease in revenue reserves related to customers in Burkina Faso and Kenya; and
• An increase of $15.7 million in pass-through revenue.
Segment revenue growth included an increase of $44.8 million, attributable to the impact of foreign currency translation, which included, among others, positive impacts of $27.6 million related to fluctuations in Ghanaian Cedi, $9.3 million related to fluctuations in Ugandan Shilling, $6.8 million related to fluctuations in Kenyan Shilling and $4.4 million related to fluctuations in West African CFA Franc, partially offset by negative impacts of $7.0 million related to fluctuations in Nigerian Naira.
Europe property segment revenue growth of $103.0 million was attributable to:
• Tenant billings growth of $39.8 million, which was driven by:
◦$19.0 million due to colocations and amendments;

◦$11.3 million resulting from contractual escalations, net of churn; and
◦$10.9 million generated from newly acquired or constructed sites;
◦Partially offset by a decrease of $1.4 million from other tenant billings;
• An increase of $14.5 million in other revenue; and
• An increase of $10.1 million in pass-through revenue, primarily attributable to an increase in energy costs.
Segment revenue growth included an increase of $38.6 million attributable to the positive impact of foreign currency translation related to fluctuations in Euro (“EUR”).
Latin America property segment revenue decrease of $75.3 million was attributable to:
• A decrease of $71.6 million in other revenue, primarily attributable to an increase in revenue reserves related to customers in Brazil and Mexico and a decrease in tenant settlements in Brazil; and
• A decrease of $56.2 million, attributable to the impact of foreign currency translation, which included, among others, negative impacts of $32.2 million related to fluctuations in Brazilian Real and $29.1 million related to fluctuations in Mexican Peso, partially offset by positive impacts of $5.6 million related to fluctuations in Peruvian Sol;
• Partially offset by:
• Tenant billings growth of $36.5 million, which was driven by:
◦$26.8 million due to colocations and amendments;
◦$13.3 million from contractual escalations, net of churn; and
◦$0.7 million generated from newly acquired or constructed sites;
◦Partially offset by a decrease of $4.3 million from other tenant billings; and
• An increase of $16.0 million in pass-through revenue.
Data Centers segment revenue growth of $128.3 million was attributable to:
•An increase of $74.5 million in rental, related and other revenue, primarily due to new lease commencements, customer expansions and rent increases upon customer renewals;
•An increase of $36.8 million in power revenue from new lease commencements, increased power consumption and pricing increases from existing customers;
•An increase of $16.2 million in interconnection revenue, primarily due to customer interconnection net additions and set-up fees; and
•An increase of $0.8 million in straight-line revenue.
Services segment revenue growth of $145.9 million was primarily attributable to increases in construction management services, site application, zoning and permitting services and structural and mount analyses services.
Gross Margin

	Year Ended December 31,		Percent Change 2025 vs 2024
	2025	2024
Property
U.S. & Canada	$4,378.7	$4,377.2	0%
Africa & APAC (1)	976.4	827.5	18
Europe	593.5	525.3	13
Latin America	1,131.6	1,187.7	(5)
Data Centers	650.7	534.0	22
Total property	7,730.9	7,451.7	4
Services	165.6	101.1	64%
_______________
(1)    Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See Note 21 for further discussion.
Year ended December 31, 2025
•The U.S. & Canada property segment gross margin was relatively consistent as compared to the prior-year period.
•The increase in Africa & APAC property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $48.5 million, primarily due to an increase in costs associated with pass-through revenue, including fuel and utility costs, and an increase in repair and maintenance spending. Direct expenses were also negatively impacted by $17.5 million from the impact of foreign currency translation.

•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $20.4 million, primarily due to an increase in costs associated with pass-through revenue, including energy costs and an increase in land rent costs. Direct expenses were also negatively impacted by $14.4 million from the impact of foreign currency translation.
•The decrease in Latin America property segment gross margin was primarily attributable to the decrease in revenue described above, partially offset by a decrease in direct expenses of $4.1 million. Direct expenses also benefited by $15.1 million from the impact of foreign currency translation.
•The increase in Data Centers segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $11.6 million, primarily due to an increase in costs associated with power revenue, including utility costs, partially offset by a decrease in property taxes primarily as a result of a one-time benefit of $26.0 million due to final resolution of revised real property valuations related to the CoreSite Acquisition. Direct expenses also benefited by a legal settlement and resolution of a utility back billing matter.
•The increase in Services segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $81.4 million.
Selling, General, Administrative and Development Expense (“SG&A”)

	Year Ended December 31,		Percent Change 2025 vs 2024
	2025	2024
Property
U.S. & Canada	$166.6	$161.1	3%
Africa & APAC (1)	76.1	68.0	12
Europe	69.6	64.8	7
Latin America	102.6	111.0	(8)
Data Centers	88.5	78.8	12
Total property	503.4	483.7	4
Services	27.4	21.0	30
Other	409.9	428.7	(4)
Total selling, general, administrative and development expense	$940.7	$933.4	1%
_______________
(1)    Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See Note 21 for further discussion.
Year Ended December 31, 2025
•The increase in our U.S. & Canada property segment SG&A was primarily driven by increased personnel and related costs to support our business, increased canceled construction costs and a net increase in bad debt expense, partially offset by decreased professional services costs.
•The increase in our Africa & APAC property segment SG&A was primarily driven by increased local tax and professional services costs and increased canceled construction costs, partially offset by decreased personnel and related costs.
•The increase in our Europe property segment SG&A was primarily driven by increased canceled construction costs and the negative impact of foreign currency translation, partially offset by decreased professional services costs.
•The decrease in our Latin America property segment SG&A was primarily driven by a net decrease in bad debt expense of $7.1 million, decreased personnel and related costs, lower canceled construction costs and a benefit from the impact of foreign currency translation, partially offset by increased local tax and professional services costs, including legal fees in Mexico.
•The increase in our Data Centers segment SG&A was primarily driven by increased personnel and related costs to support our business, partially offset by a legal settlement in the period.
•The increase in our Services segment SG&A was primarily driven by increased personnel and related costs to support our business.

•The decrease in other SG&A was primarily attributable to a decrease in stock-based compensation expense of $18.5 million, primarily driven by the reversal of previously recognized stock-based compensation expense associated with awards forfeited in connection with the departure of our Executive Vice President and President, APAC due to such role being eliminated, as discussed in note 12 to our consolidated financial statements included in this Annual Report, and a decrease in other corporate SG&A, partially offset by an increase in personnel and related costs to support our business.
Operating Profit

	Year Ended December 31,		Percent Change 2025 vs 2024
	2025	2024
Property
U.S. & Canada	$4,212.1	$4,216.1	(0)%
Africa & APAC (1)	900.3	759.5	19
Europe	523.9	460.5	14
Latin America	1,029.0	1,076.7	(4)
Data Centers	562.2	455.2	24
Total property	7,227.5	6,968.0	4%
Services	138.2	80.1	73%
_______________
(1)    Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See Note 21 for further discussion.
Year Ended December 31, 2025
•The decrease in operating profit for our U.S. & Canada property segment was primarily attributable to an increase in our segment SG&A, partially offset by an increase in our segment gross margin.
•The increases in our Africa & APAC property segment, Europe property segment, Data Centers segment and our Services segment were primarily attributable to increases in our segment gross margin, partially offset by increases in our segment SG&A.
•The decrease in operating profit for our Latin America property segment was primarily attributable to a decrease in our segment gross margin, partially offset by a decrease in our segment SG&A.
Depreciation, Amortization and Accretion

	Year Ended December 31,		Percent Change 2025 vs 2024
	2025	2024
Depreciation, amortization and accretion	$2,041.6	$2,028.8	1%
The increase in depreciation, amortization and accretion expense for the year ended December 31, 2025 was primarily attributable to foreign currency exchange rate fluctuations.
Other Operating Expense

	Year Ended December 31,		Percent Change 2025 vs 2024
	2025	2024
Other operating expense	$68.4	$74.1	(8)%
The decrease in other operating expense for the year ended December 31, 2025 was primarily attributable to the gain on the sale of South Africa Fiber of $53.6 million, partially offset by an increase in impairment charges of $32.1 million.
Total Other Expense

	Year Ended December 31,		Percent Change 2025 vs 2024
	2025	2024
Total other expense	$1,801.6	$891.7	102%
Total other expense consists primarily of interest expense and realized and unrealized foreign currency gains and losses. We record unrealized foreign currency gains or losses as a result of foreign currency exchange rate fluctuations primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.

The increase in total other expense during the year ended December 31, 2025 was primarily due to foreign currency losses of $809.4 million in the current period, as compared to foreign currency gains of $308.3 million in the prior-year period, partially offset by a decrease in net interest expense of $43.9 million, primarily due to a decrease in our average debt outstanding. Total other expense during the years ended December 31, 2025 and 2024 also include gains from equity securities in the United States of $232.6 million and $70.4 million, respectively.
Income Tax Provision

	Year Ended December 31,		Percent Change 2025 vs 2024
	2025	2024
Income tax provision	$415.7	$366.3	13%
Effective tax rate	13.7%	10.1%
As a REIT, we may deduct earnings distributed to stockholders against the income generated by our REIT operations. Consequently, the effective tax rate on income from continuing operations for each of the years ended December 31, 2025 and 2024 differs from the federal statutory rate.
For the year ended December 31, 2025, the increase in the income tax provision was primarily attributable to (i) increased earnings in certain foreign jurisdictions, (ii) taxes incurred as a result of the sale of South Africa Fiber, (iii) additions to reserves for uncertain tax positions, (iv) gains from equity securities in the United States and (v) the reversal of permanent reinvestment assertions in Nigeria, partially offset by a net benefit from the application of tax law changes primarily in Germany and a decrease in withholding taxes from equity distributions due in part to the ATC TIPL Transaction.
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
The ATC TIPL Transaction received all government and regulatory approvals during the three months ended September 30, 2024. On September 12, 2024, we completed the ATC TIPL Transaction and received total consideration of 182 billion INR (approximately $2.2 billion). We used the proceeds from the ATC TIPL Transaction to repay existing indebtedness under the 2021 Multicurrency Credit Facility. During the year ended December 31, 2024, we recorded a loss on the sale of ATC TIPL of $1.2 billion, which primarily included the reclassification of our cumulative translation adjustment in India upon exiting the market of $1.1 billion.
The following table presents key components of Loss from discontinued operations, net of taxes in the consolidated statements of operations:

	Year Ended December 31,		Percent Change 2025 vs 2024
	2025	2024 (1)
Revenue	$—	$911.2	(100)%
Cost of operations	—	(473.8)	(100)
Depreciation, amortization and accretion	—	(96.0)	(100)
Selling, general, administrative and development expense	—	(58.7)	(100)
Other operating expense	—	(6.7)	(100)
Loss on sale of ATC TIPL	—	(1,245.5)	100
Operating loss	—	(969.5)	(100)%
Interest income	—	30.7	(100)
Interest expense	—	(7.6)	(100)
Other income, net	—	46.5	(100)
Loss from discontinued operations before taxes	$—	$(899.9)	(100)%
Income tax provision	—	(78.4)	(100)
Loss from discontinued operations, net of taxes	$—	$(978.3)	(100)%
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

	Year Ended December 31,		Percent Change 2025 vs 2024
	2025	2024
Net income	$2,628.5	$2,280.2	15%
Loss from discontinued operations, net of taxes	—	978.3	(100)
Income tax provision	415.7	366.3	13
Other expense (income)	576.2	(377.6)	(253)
Interest expense	1,359.4	1,404.5	(3)
Interest income	(134.0)	(135.2)	(1)
Other operating expense	68.4	74.1	(8)
Depreciation, amortization and accretion	2,041.6	2,028.8	1
Stock-based compensation expense	174.2	192.7	(10)
Adjusted EBITDA (1)	$7,130.0	$6,812.1	5%
_______________
(1)    Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See Note 21 for further discussion.

	Year Ended December 31,		Percent Change 2025 vs 2024
	2025	2024
Net income (1)	$2,628.5	$2,280.2	15%
Real estate related depreciation, amortization and accretion	1,899.6	1,879.6	1
Losses from sale or disposal of real estate and real estate related impairment charges (2)	83.5	91.6	(9)
Adjustments and distributions for unconsolidated affiliates and noncontrolling interests (3)	(450.7)	(352.7)	28
Adjustments for discontinued operations (4)	—	1,334.5	(100)
Nareit FFO attributable to American Tower Corporation common stockholders	$4,160.9	$5,233.2	(20)%
Straight-line revenue	(101.0)	(277.6)	(64)
Straight-line expense	36.2	46.8	(23)
Stock-based compensation expense	174.2	192.7	(10)
Deferred portion of income tax and other income tax adjustments (5)	150.0	88.7	69
Non-real estate related depreciation, amortization and accretion	142.0	149.2	(5)
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	54.1	54.1	0
Other expense (income) (6)	576.2	(377.6)	(253)
Other operating income (7)	(15.1)	(17.5)	(14)
Capital improvement capital expenditures	(185.2)	(157.4)	18
Corporate capital expenditures	(10.4)	(13.9)	(25)
Adjustments and distributions for unconsolidated affiliates and noncontrolling interests (8)	59.7	4.4	1,257
Adjustments for discontinued operations (9)	—	9.0	(100)
AFFO attributable to American Tower Corporation common stockholders	$5,041.6	$4,934.1	2%
AFFO attributable to American Tower Corporation common stockholders from continuing operations	$5,041.6	$4,568.9	10%
AFFO attributable to American Tower Corporation common stockholders from discontinued operations	$—	$365.2	(100)%
_______________
(1)    For the year ended December 31, 2024, includes Loss from discontinued operations, net of taxes of $978.3 million.
(2)    For the years ended December 31, 2025 and 2024, includes impairment charges of $100.7 million and $68.6 million, respectively. For the year ended December 31, 2025, includes a gain on the sale of South Africa Fiber of $53.6 million.

(3)    Includes distributions to noncontrolling interest holders, distributions related to the outstanding mandatorily convertible preferred equity in connection with our agreements with certain investment vehicles affiliated with Stonepeak Partners LP and adjustments for the impact of noncontrolling interests on Nareit FFO attributable to American Tower Corporation common stockholders.
(4)    For the year ended December 31, 2024, includes (i) real estate related depreciation, amortization and accretion for discontinued operations of $91.3 million, (ii) losses from the sale or disposal of real estate and real estate related impairment charges for discontinued operations of $1.2 billion. For the year ended December 31, 2024, includes a loss on the sale of ATC TIPL of $1.2 billion.
(5)    For the year ended December 31, 2025, includes adjustments for (i) $0.3 million of taxes paid in Singapore related to the ATC TIPL Transaction, (ii) $25.8 million of taxes paid in South Africa, which were incurred as a result of the sale of South Africa Fiber, (iii) $30.4 million of taxes paid related to the sale of equity securities in the U.S. and (iv) $6.5 million of other tax adjustments. For the year ended December 31, 2024, includes adjustments for withholding taxes paid in Singapore of $36.4 million, which were incurred as a result of the ATC TIPL Transaction. We believe that these tax payments are nonrecurring, and do not believe these are an indication of our operating performance. Accordingly, we believe it is more meaningful to present AFFO attributable to American Tower Corporation common stockholders excluding these amounts.
(6)    Includes losses (gains) on foreign currency exchange rate fluctuations of $809.4 million and $(308.3) million, respectively.
(7)    Primarily includes acquisition-related costs, integration costs and disposition costs.
(8)    Includes adjustments for the impact of noncontrolling interests on other line items, excluding those already adjusted for in Nareit FFO attributable to American Tower Corporation common stockholders.
(9)    Includes the impact of discontinued operations associated with other line items, excluding the impact already included in Nareit FFO attributable to American Tower Corporation common stockholders.
Year Ended December 31, 2025
The increase in net income was primarily due to losses from discontinued operations, net of tax, as a result of the ATC TIPL Transaction in the prior year.
The decrease in net income from continuing operations was primarily due to (i) changes in other income (expense), primarily due to foreign currency exchange rate fluctuations and (ii) an increase in the income tax provision, partially offset by (y) an increase in segment operating profit and (z) a decrease in interest expense.
The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin, partially offset by an increase in SG&A, excluding the impact of stock-based compensation expense of $25.8 million.
The increase in AFFO attributable to American Tower Corporation common stockholders was primarily attributable to (i) an increase in our operating profit, excluding the impact of straight-line accounting, and (ii) decreases in cash paid for interest and cash paid for income taxes, partially offset by (x) a decrease in AFFO attributable to American Tower Corporation common stockholders from discontinued operations as a result of the sale of ATC TIPL in the third quarter of 2024, (y) an increase in capital improvement capital expenditures and (z) an increase in distributions and adjustments for noncontrolling interests, including distributions to noncontrolling interest holders in our Data Centers segment.

Segment Gross Margin Reconciliation
Gross margin is defined as revenue less costs of operations inclusive of real estate related depreciation, amortization and accretion. Segment gross margin excludes depreciation, amortization and accretion.

	Property					Total Property	Services	Total
Year ended December 31, 2025	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers
Gross margin	$3,783.1	$779.5	$287.1	$935.2	$46.4	$5,831.3	$165.6	$5,996.9
Real estate related depreciation, amortization and accretion	595.6	196.9	306.4	196.4	604.3	1,899.6	—	1,899.6
Segment gross margin	$4,378.7	$976.4	$593.5	$1,131.6	$650.7	$7,730.9	$165.6	$7,896.5

	Property					Total Property	Services	Total
Year ended December 31, 2024	U.S. & Canada	Africa & APAC (1)	Europe	Latin America	Data Centers
Gross margin	$3,790.6	$610.9	$240.9	$985.9	$(56.2)	$5,572.1	$101.1	$5,673.2
Real estate related depreciation, amortization and accretion	586.6	216.6	284.4	201.8	590.2	1,879.6	—	1,879.6
Segment gross margin	$4,377.2	$827.5	$525.3	$1,187.7	$534.0	$7,451.7	$101.1	$7,552.8
______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See Note 21 for further discussion.

	Property					Total Property	Services	Total
Year ended December 31, 2023	U.S. & Canada	Africa & APAC (1)	Europe	Latin America	Data Centers
Gross margin	$3,362.7	$505.0	$122.9	$890.5	$(196.0)	$4,685.1	$82.9	$4,768.0
Real estate related depreciation, amortization and accretion	1,003.6	301.0	353.2	341.8	683.1	2,682.7	—	2,682.7
Segment gross margin	$4,366.3	$806.0	$476.1	$1,232.3	$487.1	$7,367.8	$82.9	$7,450.7
______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See Note 21 for further discussion.

Liquidity and Capital Resources
For a discussion of our 2024 Liquidity and Capital Resources, including a discussion of cash flows for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023, refer to Part I, Item 7 of the 2024 Form 10-K.
Overview
During the year ended December 31, 2025, we increased our financial flexibility and our ability to grow our business while maintaining our long-term financial policies. Our significant 2025 financing transactions included:
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
•Registered public offering in an aggregate principal amount of $3.0 billion, including 500.0 million EUR, of senior unsecured notes with maturities ranging from 2030 to 2035; and
•Amendment of the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 Term Loan (as defined below) to, among other things, (i) extend the maturity dates and (ii) update the Applicable Margins (as defined in the loan agreements).
The following table summarizes our liquidity as of December 31, 2025 (in millions):

Available under the 2021 Multicurrency Credit Facility	$5,620.0
Available under the 2021 Credit Facility	4,000.0
Letters of credit	(36.8)
Total available under credit facilities, net	9,583.2
Cash and cash equivalents	1,474.8
Total liquidity	$11,058.0
Subsequent to December 31, 2025, we made additional borrowings of $600.0 million under the 2021 Credit Facility and net borrowings of $135.0 million under the 2021 Multicurrency Credit Facility. The borrowings were used to repay existing indebtedness and for general corporate purposes.
Summary cash flow information is set forth below for the years ended December 31, (in millions):

	2025	2024
Net cash provided by (used for):
Operating activities	$5,464.0	$5,290.5
Investing activities (1)	(1,859.8)	410.6
Financing activities	(4,208.5)	(5,452.4)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	101.3	(233.9)
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(503.0)	$14.8
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
On an on-going basis, we also perform a comprehensive assessment of our global operations to ensure our portfolio is positioned to drive sustained growth and achieve our risk-adjusted return objectives. This assessment may result in our decision to divest a portion, or all, of certain assets, including our South Africa Fiber business in 2025, our Australia and New Zealand businesses in 2024, the ATC TIPL Transaction, and our Mexico fiber and Poland businesses in 2023 and repurpose proceeds, and potential future capital, to other capital priorities.
As of December 31, 2025, we had total outstanding indebtedness of $37.4 billion, with a current portion of $3.4 billion. During the year ended December 31, 2025, we generated sufficient cash flow from operations, together with borrowings under our credit facilities, proceeds from our debt issuances and cash on hand, to fund our acquisitions, capital expenditures and debt service obligations, as well as our required distributions. We believe the cash generated by operating activities during the year ending December 31, 2026, together with our borrowing capacity under our credit facilities, will suffice to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions.
As of December 31, 2025, we had $1.5 billion of cash and cash equivalents held by our foreign subsidiaries. As of December 31, 2025, we had $140.7 million of cash and cash equivalents held by our joint ventures, of which $91.3 million was held by our foreign joint ventures. Certain foreign subsidiaries may pay us interest or principal on intercompany debt. Additionally, in the event that we repatriate funds from our foreign subsidiaries, we may be required to accrue and pay certain taxes.
Cash Flows from Operating Activities
For the year ended December 31, 2025, cash provided by operating activities increased $173.5 million as compared to the year ended December 31, 2024. The primary factors that impacted cash provided by operating activities as compared to the year ended December 31, 2024, include:
•an increase in our operating profit, including the impact of straight-line accounting; and
•decreases in cash paid for interest and cash paid for taxes;
partially offset by:
◦a reduction of cash flows from ATC TIPL as a result of the sale in 2024; and
◦an increase in cash required for working capital, primarily as a result of an increase in prepaid and other assets and a decrease in accounts payable.
Cash Flows from Investing Activities
Our significant investing activities during the year ended December 31, 2025 are highlighted below:
•We spent approximately $454.2 million for acquisitions.
•We received approximately $137.7 million from the sale of South Africa Fiber and approximately $159.6 million from the sale of equity securities in the U.S.
•We spent $1.7 billion for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$950.3
Ground lease purchases (2)	217.0
Capital improvements and corporate expenditures (3)	195.6
Redevelopment	287.8
Start-up capital projects	70.0
Total capital expenditures	$1,720.7
_______________
(1)Includes the construction of 1,918 communications sites globally and approximately $608.9 million of spend related to data center assets.
(2)Includes $36.0 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in our consolidated statements of cash flows.
(3)Includes $4.3 million of finance lease payments reported in Repayments of notes payable, credit facilities, senior notes, secured debt, term loans and finance leases in the cash flows from financing activities in our consolidated statements of cash flows.
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
We expect that our 2026 total capital expenditures will be as follows (in millions):

Discretionary capital projects (1)	$1,050	to	$1,080
Ground lease purchases	200	to	220
Capital improvements and corporate expenditures	175	to	185
Redevelopment	335	to	365
Start-up capital projects	35	to	55
Total capital expenditures	$1,795	to	$1,905
_______________
(1)    Includes the construction of approximately 1,700 to 2,300 communications sites globally and approximately $695 million of anticipated spend related to data center assets.
Cash Flows from Financing Activities
Our significant financing activities were as follows (in millions):

	Year Ended December 31,
	2025	2024
Proceeds from issuance of senior notes, net	$3,000.6	$3,568.6
Borrowings under (repayments of) credit facilities, net	362.2	(2,321.1)
Repayments of term loans (1)	—	(1,015.4)
Repayments of securitized debt	(525.0)	—
Repayments of senior notes	(3,206.2)	(2,150.0)
Purchases of common stock	(364.6)	—
Distributions paid on common stock	(3,157.2)	(3,074.9)
_______________
(1)For the year ended December 31, 2024, includes the repayments of the 825.0 million EUR unsecured term loan, as amended in December 2021, and the 10.0 billion INR unsecured term loan in India, which was repaid in connection with the completion of the ATC TIPL Transaction.

Securitization
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
Senior Notes
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
Repayment of 1.375% Senior Notes—On April 3, 2025, we repaid 500.0 million EUR aggregate principal amount of the 1.375% Notes upon their maturity. The 1.375% Notes were repaid using borrowings under the 2021 Multicurrency Credit Facility and cash on hand. Upon completion of the repayment, none of the 1.375% Notes remained outstanding.
Repayment of 4.000% Senior Notes—On May 30, 2025, we repaid $750.0 million aggregate principal amount of the 4.000% Notes upon their maturity. The 4.000% Notes were repaid using borrowings under the 2021 Credit Facility and cash on hand. Upon completion of the repayment, none of the 4.000% Notes remained outstanding.

Repayment of 1.300% Senior Notes—On September 12, 2025, we repaid $500.0 million aggregate principal amount of the 1.300% Notes upon their maturity. The 1.300% Notes were repaid using borrowings under the 2021 Credit Facility. Upon completion of the repayment, none of the 1.300% Notes remained outstanding.
Repayment of 4.400% Senior Notes—On February 13, 2026, we repaid $500.0 million aggregate principal amount of our 4.400% senior unsecured notes due 2026 (the “4.400% Notes”) upon their maturity. The 4.400% Notes were repaid using borrowings under the 2021 Credit Facility and cash on hand. Upon completion of the repayment, none of the 4.400% Notes remained outstanding.
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
3.625% Senior Notes Offering—On May 30, 2025, we completed a registered public offering of 500.0 million EUR (approximately $567.4 million at the date of issuance) aggregate principal amount of 3.625% senior unsecured notes due 2032 (the “3.625% Notes). The net proceeds from this offering were approximately 496.8 million EUR (approximately $563.7 million at the date of issuance), after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2021 Multicurrency Credit Facility and for general corporate purposes.
4.700% Senior Notes Offering—On December 5, 2025, we completed a registered public offering of $850.0 million aggregate principal amount of 4.700% senior unsecured notes due 2032 (the “4.700% Notes,” and, collectively with the 4.900% Notes, the 5.350% Notes and the 3.625% Notes, the “Notes”). The net proceeds from this offering were approximately $839.5 million, after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2021 Credit Facility.
The key terms of the Notes are as follows:

Senior Notes	Aggregate Principal Amount (in millions)	Issue Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
4.900% Notes (3)	$850.0	March 14, 2025	March 15, 2030	4.900%	September 15, 2025	March 15 and September 15	February 15, 2030
5.350% Notes (3)	$725.0	March 14, 2025	March 15, 2035	5.350%	September 15, 2025	March 15 and September 15	December 15, 2034
3.625% Notes (4)	$567.4	May 30, 2025	May 30, 2032	3.625%	May 30, 2026	May 30	March 30, 2032
4.700% Notes	$850.0	December 5, 2025	December 15, 2032	4.700%	June 15, 2026	June 15 and December 15	October 15, 2032
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
Bank Facilities
Amendments to Bank Facilities—On January 28, 2025, we amended our (i) 2021 Multicurrency Credit Facility, (ii) 2021 Credit Facility and (iii) $1.0 billion unsecured term loan, as amended and restated in December 2021, as further amended (the “2021 Term Loan”).
These amendments, among other things,
i.extend the maturity dates of the 2021 Multicurrency Credit Facility and the 2021 Credit Facility to January 28, 2028 and January 28, 2030, respectively;
ii.extend the maturity date of the 2021 Term Loan to January 28, 2028; and
iii.update the Applicable Margins (as defined in the loan agreements).
2021 Multicurrency Credit Facility—As of December 31, 2025, we had the ability to borrow up to a total of $6.0 billion under the 2021 Multicurrency Credit Facility, which includes a $3.5 billion sublimit for multicurrency borrowings, a $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans. During the year ended December 31, 2025, we borrowed an aggregate of $2.4 billion, including 492.0 million EUR ($529.1 million as of the borrowing date) and repaid an aggregate of $2.0 billion, including 492.0 million EUR ($549.9 million as of the repayment date), of revolving indebtedness under the 2021 Multicurrency Credit Facility. We used the borrowings to repay outstanding indebtedness, including the 2.950% Notes, the 1.375% Notes and the Series 2015-2 Notes, and for general corporate purposes. As of December 31, 2025, there are no EUR borrowings outstanding under the 2021 Multicurrency Credit Facility.
2021 Credit Facility—As of December 31, 2025, we had the ability to borrow up to a total of $4.0 billion under the 2021 Credit Facility, which includes a $2.5 billion sublimit for multicurrency borrowings, $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans. During the year ended December 31, 2025, we borrowed an aggregate of $3.7 billion and repaid an aggregate of $3.7 billion of revolving indebtedness under our 2021 Credit Facility. We used the borrowings to repay outstanding indebtedness, including the 4.000% Notes and the 1.300% Notes, and for general corporate purposes.
As of December 31, 2025, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 Term Loan were as follows:

Bank Facility		Outstanding Principal Balance ($ in millions)	Maturity Date		SOFR or EURIBOR borrowing interest rate range (1)	Base rate borrowing interest rate range (1)	Current margin over SOFR or EURIBOR and the base rate, respectively
2021 Multicurrency Credit Facility	(2)	$380.0	January 28, 2028	(3)	0.750% - 1.375%	0.000% - 0.375%	0.875% and 0.000%
2021 Credit Facility	(2)	—	January 28, 2030	(3)	0.750% - 1.375%	0.000% - 0.375%	0.875% and 0.000%
2021 Term Loan	(2)	1,000.0	January 28, 2028		0.750% - 1.375%	0.000% - 0.375%	0.875% and 0.000%
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
Other Subsidiary Debt— Each of the agreements governing the other subsidiary debt contains contractual covenants and other restrictions. Failure to comply with certain of the financial and operating covenants could constitute a default under the applicable debt agreement, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.
Bangladesh Term Loan—In March 2025, we entered into a 400.0 million BDT (approximately $3.3 million) term loan with a maturity date that is eight years from the date of the first draw thereunder (the “Bangladesh Term Loan”). On March 24, 2025, we borrowed 150.0 million BDT (approximately $1.2 million) under the Bangladesh Term Loan. The Bangladesh Term Loan bears interest at 13.50% per annum, subject to quarterly resets. Interest is payable quarterly. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The Bangladesh Term Loan does not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium.
CoreSite DE1 Note—On April 1, 2025, in connection with our acquisition of a multi-tenant data center facility in Denver, Colorado, in which we previously leased space (“DE1”), we entered into an agreement to pay $5.0 million of purchase price to the seller in monthly installments through March 31, 2028 (the “CoreSite DE1 Note”). The CoreSite DE1 Note accrues interest at the prime rate as announced by Bank of America, N.A plus 200 basis points. As of December 31, 2025, the interest rate was 9.50% per annum. Interest is payable monthly in arrears. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The CoreSite DE1 Note may be paid prior to maturity in whole or in part at our option without penalty or premium, provided that if such prepayment is made prior to April 1, 2027, we are required to pay any additional interest which would have accrued under the CoreSite DE1 Note in the ordinary course through April 1, 2027.
Stock Repurchase Programs—During the year ended December 31, 2025, we repurchased 2,036,100 shares of our common stock for an aggregate of $364.6 million, including commissions and fees, under both the 2011 Buyback and the 2017 Buyback. As of December 31, 2025, we have no amounts remaining under the 2011 Buyback.
Under the 2017 Buyback, we are authorized to purchase shares from time to time through open market purchases or in privately negotiated transactions not to exceed market prices and subject to market conditions and other factors. With respect to open market purchases, we may use plans adopted in accordance with Rule 10b5-1 under the Exchange Act in accordance with securities laws and other legal requirements, which allows us to repurchase shares during periods when it may otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.
Subsequent to December 31, 2025, through February 17, 2026, we repurchased 312,352 shares of our common stock for an aggregate of approximately $53.0 million, including commissions and fees, under the 2017 Buyback.
Through February 17, 2026, we have repurchased a total of 2,253,664 shares of our common stock under the 2017 Buyback for an aggregate of $400.0 million, including commissions and fees. We expect to continue to manage the pacing of the remaining $1.6 billion under the 2017 Buyback in response to general market conditions and other relevant factors. We expect to fund any further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under the 2017 Buyback are subject to our having available cash to fund repurchases.
Sales of Equity Securities—We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan (the “ESPP”) and upon exercise of stock options granted under our equity incentive plan, as amended (the “2007 Plan”). During the year ended December 31, 2025, we received an aggregate of $41.7 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
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

Distributions—As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. We have distributed an aggregate of approximately $23.7 billion to our common stockholders, including the dividend paid in February 2026. The dividends paid to common stockholders in 2025 were primarily classified as ordinary income that may be treated as qualified REIT dividends under Section 199A of the Code and we currently expect the 2026 dividends to be similarly classified.
During the year ended December 31, 2025, we paid $6.72 per share, or $3.1 billion, to our common stockholders of record. In addition, we declared a distribution of $1.70 per share, or $792.9 million, paid on February 2, 2026 to our common stockholders of record at the close of business on December 29, 2025.
We accrue distributions on unvested restricted stock units, which are payable upon vesting. The amount accrued for distributions payable related to unvested restricted stock units was $20.8 million and $22.5 million as of December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, we paid $12.2 million of distributions upon the vesting of restricted stock units.
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
For more details on the cash distributions paid to our common stockholders during the year ended December 31, 2025, see note 13 to our consolidated financial statements included in this Annual Report.
We utilize notional cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution.
Material Cash Requirements—The following table summarizes material cash requirements from known contractual and other obligations as of December 31, 2025 (in millions):

	2026	2027	2028	2029	2030	Thereafter	Total
Debt obligations (1)	$3,387.8	$4,726.7	$7,513.2	$3,782.0	$4,925.3	$13,099.9	$37,434.9
Operating lease obligations (2)	1,028.4	1,005.5	959.3	916.1	865.6	7,201.7	11,976.6
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

Distributions—We expect that our 2026 total distributions declared to our common stockholders will be $3.3 billion. The amount, timing and frequency of future distributions will be at the sole discretion of our Board.
Asset Retirement Obligations—We are required to remove our assets and remediate the leased sites upon which certain of our assets are located. As of December 31, 2025, the estimated undiscounted future cash outlay for asset retirement obligations was $4.6 billion.
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
Internally Generated Funds—Because the majority of our customer leases are multiyear contracts, a significant majority of the revenues generated by our property operations as of the end of 2025 is recurring revenue that we should continue to receive in future periods. Accordingly, a key factor affecting our ability to generate cash flow from operating activities is to maintain this recurring revenue and to convert it into operating profit by minimizing operating costs and fully achieving our operating efficiencies. In addition, our ability to increase cash flow from operating activities depends upon the demand for our communications infrastructure and our related services and our ability to increase the utilization of our existing communications infrastructure.
Restrictions Under Loan Agreements Relating to Our Credit Facilities—Each Bank Loan Agreement contains certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The Bank Loan Agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. As of December 31, 2025, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended December 31, 2025 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~5.6	~0.9
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~19.8 (4)	~6.6 (4)
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
Restrictions Under Agreements Relating to the Trust Securitization—The indenture and related supplemental indenture governing the loan agreement related to the securitization transactions completed in March 2018 (the “2018 Securitization”) and March 2023 (the “2023 Securitization” and, together with the 2018 Securitization, the “Trust Securitization”) (the “Securitization Loan Agreements”) include certain financial ratios and operating covenants and other restrictions customary for transactions subject to rated securitizations. Among other things, American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (together, the “AMT Asset Subs”) are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets, subject to customary carve-outs for ordinary course trade payables and permitted encumbrances (as defined in the applicable agreements).
Under the Securitization Loan Agreements, amounts due will be paid from the cash flows generated by the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”), the Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”), the Secured Tower Revenue Securities 2023-1, Subclass A (the “Series 2023-1A Securities”), the Secured Tower Revenue Securities, Series 2023-1, Subclass R (the “Series 2023-1R Securities” and, together with the Series 2023-1A Securities, the “2023 Securities”) issued in the Trust Securitization (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after paying all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of these assets are released to the AMT Asset Subs, which can then be distributed to us for use. As of December 31, 2025, $69.0 million held in such reserve accounts was classified as restricted cash.
Certain information with respect to the Trust Securitization is set forth below. The debt service coverage ratio (“DSCR”) is generally calculated as the ratio of the net cash flow (as defined in the applicable agreement) to the amount of interest, servicing fees and trustee fees required to be paid over the succeeding 12 months on the principal amount of the Loan that will be outstanding on the payment date following such date of determination.

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During Year Ended December 31, 2025	DSCR as of December 31, 2025	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
Trust Securitization	AMT Asset Subs	Secured Tower Revenue Securities, Series 2023-1, Subclass A, Secured Tower Revenue Securities, Series 2023-1, Subclass R, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (2)	(3)(4)	$563.2	6.38x	$457.2	$470.7
_______________
(1)    Based on the net cash flow of the issuer or borrower as of December 31, 2025 and the expenses payable over the next 12 months on the Loan.
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
(4)    An amortization period exists if the outstanding principal amount has not been paid in full on the applicable anticipated repayment date and continues to exist until the principal has been repaid in full.
A failure to meet the noted DSCR tests could prevent the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions and to meet REIT distribution requirements. During an “amortization period,” all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to pay the principal of the Loan on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to the Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. Furthermore, if the AMT Asset Subs were to default on the Loan, the trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 5,023 broadcast and wireless communications towers and related assets that secure the Loan, in which case we could lose those sites and their associated revenue.
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
We have reviewed our policies and estimates to determine our critical accounting policies for the year ended December 31, 2025. We have identified the following policies as critical to an understanding of our results of operations and financial condition. This is not a comprehensive list of our accounting policies. See note 1 to our consolidated financial statements included in this Annual Report for a summary of our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.
•Impairment of Assets—Assets Subject to Depreciation and Amortization: We review long-lived assets for impairment at least annually or whenever events, changes in circumstances or other indicators or evidence indicate that the carrying amount of our assets may not be recoverable.
We review our tower and data center portfolios, network location intangible and right-of-use assets for indicators of impairment at the lowest level of identifiable cash flows, typically at an individual tower or data center basis. Possible indicators include a site not having current tenant leases or having expenses in excess of revenues. A cash flow modeling approach is utilized to assess recoverability and incorporates, among other items, the location, the location demographics, the timing of additions of new tenants, lease rates and estimated length of tenancy and ongoing cash requirements.
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
During the year ended December 31, 2025, we estimated the fair value of the Bangladesh reporting unit using, among other things, indications of value received from third parties in connection with the review of various strategic alternatives for our Bangladesh operations. As a result, we recorded a goodwill impairment charge of $6.5 million. The goodwill impairment charge is recorded in Other operating expense in the consolidated statements of operations for the year ended December 31, 2025.
During the year ended December 31, 2025, no other potential goodwill impairment was identified as the fair value of each of our reporting units was in excess of its carrying amount.
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
Our revenue from leasing arrangements, including fixed escalation clauses present in non-cancellable lease arrangements, is reported on a straight-line basis over the term of the respective leases when collectibility is probable. Escalation clauses tied to a consumer price index or other inflation-based indices, and other variable incentives present in lease agreements with our tenants, are excluded from the straight-line calculation. Total property straight-line revenues for the years ended December 31, 2025, 2024 and 2023 were $101.0 million, $277.6 million and $465.4 million, respectively. Amounts billed upfront in connection with the execution of lease agreements are initially deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets and recognized as revenue over the terms of the applicable lease arrangements. Amounts billed or received for services prior to being earned are deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets until the criteria for recognition have been met. Periodically, we provide lease incentives to our tenants. If incentives are present in our leases, they are evaluated to determine proper treatment and, to the extent present, are recorded in Other current assets and Other non-current assets in the consolidated balance sheets and amortized on a straight line basis over the corresponding lease term as a non-cash reduction to revenue.
We derive the largest portion of our revenues, corresponding trade receivables and the related deferred rent asset from a small number of customers in the telecommunications industry, with 59% of our revenues derived from four customers. In addition, we have concentrations of credit risk in certain geographic areas. We mitigate the concentrations of credit risk with respect to trade receivables and the related deferred rent assets by actively monitoring the creditworthiness of our customers. In recognizing customer revenue we assess the collectibility of both the amounts billed and the portion recognized on a straight-line basis. This assessment takes customer credit risk and business and industry conditions into consideration to ultimately determine the collectibility of the amounts billed. To the extent the amounts, based on management’s estimates, may not be collectible, recognition is deferred until such point as the uncertainty is resolved. Any amounts that were previously recognized as revenue and are subsequently determined to present a risk of collection are reserved as bad debt expense. Accounts receivable are reported net of allowances for doubtful accounts related to estimated losses resulting from a customer’s inability to make required payments and allowances for amounts invoiced whose collectibility is not reasonably assured.
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
The following table provides information as of December 31, 2025 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. For more information, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and note 8 to our consolidated financial statements included in this Annual Report.

Long-Term Debt	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$3,386.2	$4,724.9	$6,132.6	$3,782.0	$4,925.3	$13,098.7	$36,049.7	$34,748.2
Weighted-Average Interest Rate (a)	2.57%	2.52%	4.00%	3.38%	3.10%	3.96%
Variable Rate Debt (b)	$1.6	$1.8	$1,380.6	$—	$—	$1.2	$1,385.2	$1,385.2
Weighted-Average Interest Rate (b)(c)	9.50%	9.50%	4.84%	—%	—%	13.50%
_______________
(a)    Fixed rate debt consisted of (i) Securities issued in the Trust Securitization, (ii) our senior unsecured notes (see note 8 to our consolidated financial statements included in this Annual Report for a detailed description of all such senior unsecured notes) and (iii) other debt, including finance leases.
(b)    Variable rate debt consisted of (i) the 2021 Multicurrency Credit Facility, which matures on January 28, 2028, (ii) the 2021 Term Loan, which matures on January 28, 2028, (iii) the CoreSite DE1 Note and (iv) the Bangladesh Term Loan.
(c)    Based on rates effective as of December 31, 2025.
Interest Rate Risk
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of December 31, 2025 primarily consisted of $380.0 million under the 2021 Multicurrency Credit Facility, $1.0 billion under the 2021 Term Loan, $4.0 million under the CoreSite DE1 Note and $1.2 million under the Bangladesh Term Loan. A 10% increase in current interest rates would result in an additional $6.7 million of interest expense for the year ended December 31, 2025.

Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency fluctuations. For the year ended December 31, 2025, 31% of our revenues and 40% of our total operating expenses were denominated in foreign currencies.
As of December 31, 2025, we have incurred intercompany debt that is not considered to be permanently reinvested, and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $12.6 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the year ended December 31, 2025. As of December 31, 2025, we have 7.5 billion EUR (approximately $8.8 billion) denominated debt outstanding, of which approximately 4.7 billion EUR (approximately $5.5 billion) is designated as a non-derivative net investment hedge. An adverse change of 10% in the underlying exchange rates of our outstanding EUR debt not designated as a non-derivative net investment hedge would result in $0.4 billion of foreign currency losses that would be included in Other expense in our consolidated statements of operations for the year ended December 31, 2025.

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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2025 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025.
In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting is effective.
Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued an attestation report on management’s internal control over financial reporting, which is included in this Item 9A under the caption “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of American Tower Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.
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
February 24, 2026

ITEM 9B.	OTHER INFORMATION.
(c) Insider Trading Arrangements and Policies
Rule 10b5-1 Plans
Ruth T. Dowling, our Executive Vice President, Chief Administrative Officer, General Counsel and Secretary, entered into a pre-arranged stock trading plan on October 29, 2025. Ms. Dowling’s plan provides for the potential sale of up to 5,679 shares of our common stock between February 27, 2026 and November 2, 2026.
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

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our executive officers and their respective ages and positions as of February 17, 2026 are set forth below:

Steven O. Vondran	55	President and Chief Executive Officer
Rodney M. Smith	60	Executive Vice President, Chief Financial Officer and Treasurer
Ruth T. Dowling	56	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
Juan A. Font	57	Senior Vice President, President and CEO, CoreSite
Robert J. Meyer	62	Senior Vice President and Chief Accounting Officer
Eugene M. Noel	57	Executive Vice President, Chief Operating Officer
Richard C. Rossi	50	Executive Vice President and President, U.S. Tower

Steven O. Vondran is our President and Chief Executive Officer. Mr. Vondran joined us in 2000 as a member of our corporate legal team and served in a variety of positions, including Senior Vice President, U.S. Leasing Operations, Senior Vice President and General Counsel, U.S. Tower Division, Executive Vice President and President, U.S. Tower Division, and most recently, Executive Vice President and Chief Operating Officer. Mr. Vondran joined the Cellular Telecommunications Industry Association (CTIA) board in September 2018, and he served on the board of the Wireless Infrastructure Association (WIA) between 2018 and 2024. Mr. Vondran is a member of the Business Roundtable and Nareit Executive Board. Mr. Vondran also currently serves on the board of directors of Ameren Corporation. Prior to joining us, Mr. Vondran was an associate at the law firm of Lewellen & Frazier LLP, served as a telecommunications consultant with the firm of Young & Associates, Inc., and was a Law Clerk to the Hon. John Stroud on the Arkansas Court of Appeals. He received his J.D. with high honors from the University of Arkansas at Little Rock School of Law and a Bachelor of Arts in Economics and Business from Hendrix College.
Rodney M. Smith is our Executive Vice President, Chief Financial Officer and Treasurer. He is also a director of ATC Europe and CoreSite. Mr. Smith joined us in October 2009, and previously held the roles of Senior Vice President, Corporate Finance, and Treasurer and Senior Vice President and Chief Financial Officer, U.S. Tower Division. He also serves as co-Executive Sponsor of American Tower’s employee resource group for women, WAATCH. Prior to joining us, Mr. Smith served as Executive Vice President, Chief Financial Officer and as a general board member of Lightower, a private equity backed wireless infrastructure company. Prior to Lightower, he served as Chief Financial Officer and Treasurer (and earlier as Vice President and Controller) for RoweCom, a publicly traded company with operations in eight countries. Early in his career, Mr. Smith held several leadership positions at Nextel Communications, including Director of Finance and General Manager of one of the company’s Northeast markets. Mr. Smith earned his M.B.A from Suffolk University, a Certificate of Accountancy from Bentley University and a Bachelor of Science in Finance from Merrimack College.
Ruth T. Dowling is our Executive Vice President, Chief Administrative Officer, General Counsel and Secretary. She is also the chair of the board of directors of CoreSite. Ms. Dowling joined us in 2011 and previously held the roles of Senior Vice President, Corporate Legal, and Senior Vice President and General Counsel for the EMEA and Latin America regions. In addition, she led American Tower’s Global Remobilization Project Team to care for the safety and well-being of employees during the pandemic. She also serves as co-Executive Sponsor of American Tower’s employee resource group for women, WAATCH. Prior to joining us, Ms. Dowling was a partner and co-chair of the 150-member litigation department at Edwards Angell Palmer & Dodge LLP and clerked for the Honorable Fred I. Parker of the United States Second Circuit Court of Appeals. Ms. Dowling earned her law degree from Duke University School of Law with high honors and a Bachelor of Arts from the University of North Carolina Chapel Hill with honors.
Juan A. Font is our Senior Vice President and President and CEO, CoreSite. He is also a director of ATC Europe and CoreSite. Mr. Font is responsible for leading the strategy, innovation and growth to achieve CoreSite’s vision of empowering a more connected future by increasing revenue growth and return on invested capital to the American Tower data center portfolio. Mr. Font joined CoreSite in 2010 and has held positions of increasing responsibility within the organization. He has more than 25 years of experience in general management, direct sales, business operations, and finance in the data center and telecommunications industries. Prior to joining CoreSite, Mr. Font held direct sales contributor roles with Equinix, covering strategic verticals. He also held positions of increasing responsibility with Teleglobe in financial management and business operations across European markets and increased his understanding of capital-intensive industries at The World Bank Group, where he oversaw investments in the power sector. Mr. Font received an M.B.A. from The Kogod School of Business at The American University and a Bachelor of Arts in Business Economics and Finance from the Universidad Complutense of Madrid.
Robert J. Meyer is our Senior Vice President and Chief Accounting Officer and will remain in this role until April 27, 2026, after which he will assist with the transition until his retirement from the Company, which will occur prior to the end of 2026.

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
Eugene M. Noel is our Executive Vice President and Chief Operating Officer. He is also a director of ATC Europe and CoreSite. Mr. Noel joined us in 2011, and previously held the roles of Executive Vice President and President, U.S. Tower Division and Senior Vice President and Chief Operating Officer, U.S. Tower Division. Mr. Noel has more than 25 years of telecommunications real estate development and operations and network deployment experience. Mr. Noel is a board member of the WIA and a former board member of the Tower Families Foundation and Warriors4Wireless. Prior to joining us, he was Vice President of Network Development for LightSquared (now Ligado Networks), with responsibility for the development and implementation of the company’s national network deployment strategy. He spent 11 years with Sprint Nextel, beginning as Director of Radio Services, then becoming Vice President for Northeast Site Development, and finally becoming Vice President for National Site Development. Mr. Noel is a graduate of East Carolina University with a Bachelor of Science in Industrial Engineering and has earned an Executive Certificate from the McDonough School of Business at Georgetown University.
Richard C. Rossi is our Executive Vice President and President, U.S. Tower. Prior to this role, Mr. Rossi served as our Senior Vice President and General Counsel, U.S. Tower Division, a position he had held since 2018. He is also a director of CoreSite. Mr. Rossi joined us in 2001 and served in various operational and legal roles for U.S. Tower, including Director of Contract Management and Vice President of Legal. Mr. Rossi serves as the Vice Chair for WIA’s board of directors and is a member of the boards of CTIA and East Cambridge Savings Bank. Mr. Rossi received his J.D. from Boston College Law School and graduated magna cum laude from Providence College with a Bachelor of Arts degree in Political Science.
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

Insider Trading Policies and Procedures
We have adopted an Anti-Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers, employees and contractors and by the Company, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Anti-Insider Trading Policy is filed with this Annual Report as Exhibit 19.1.

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

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.

2.1	Agreement and Plan of Merger by and between American Tower Corporation and American Tower REIT, Inc., dated as of August 24, 2011	8-K	001-14195	August 25, 2011	2.1

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.1

3.2	Certificate of Merger, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.2

3.3	Amended and Restated By-Laws of the Company, effective as of January 3, 2025	8-K	001-14195	January 7, 2025	3.1

3.4	Certificate of Designations of the 5.25% Mandatory Convertible Preferred Stock, Series A, of the Company as filed with the Secretary of State of the State of Delaware, effective as of May 12, 2014	8-K	001-14195	May 12, 2014	3.1

3.5	Certificate of Designations of the 5.50% Mandatory Convertible Preferred Stock, Series B, of the Company as filed with the Secretary of State of the State of Delaware, effective as of March 3, 2015	8-K	001-14195	March 3, 2015	3.1

4.1	Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee	S-3ASR	333-188812	May 23, 2013	4.12

4.2	Supplemental Indenture No. 4, dated as of January 12, 2016, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 4.400% Senior Notes due 2026	8-K	001-14195	January 12, 2016	4.1

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
4.3	Supplemental Indenture No. 5, dated as of May 13, 2016, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.375% Senior Notes due 2026	8-K	001-14195	May 13, 2016	4.1

4.4	Supplemental Indenture No. 6, dated as of September 30, 2016, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.125% Senior Notes due 2027	8-K	001-14195	September 30, 2016	4.1

4.5	Supplemental Indenture No. 8, dated as of June 30, 2017, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.55% Senior Notes due 2027	8-K	001-14195	June 30, 2017	4.1

4.6	Supplemental Indenture No. 9, dated as of December 8, 2017, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.600% Senior Notes due 2028	8-K	001-14195	December 8, 2017	4.1

4.7	Supplemental Indenture No. 10, dated as of May 22, 2018, to Indenture dated as of May 23, 2013, by and among the Company and U.S. Bank National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 1.950% Senior Notes due 2026	8-K	001-14195	May 22, 2018	4.1

4.8	Supplemental Indenture No. 11, dated as of March 15, 2019, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.950% Senior Notes due 2029	8-K	001-14195	March 15, 2019	4.1

4.9	Indenture dated as of June 4, 2019, by and between the Company and U.S. Bank National Association, as Trustee	S-3ASR	333-231931	June 4, 2019	4.22

4.10	Supplemental Indenture No. 1, dated as of June 13, 2019, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 3.800% Senior Notes due 2029	8-K	001-14195	June 13, 2019	4.1

4.11	Supplemental Indenture No. 2, dated as of October 3, 2019, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 2.750% Senior Notes due 2027 and the 3.700% Senior Notes due 2049	8-K	001-14195	October 3, 2019	4.1

4.12	Supplemental Indenture No. 3, dated as of January 10, 2020, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 2.900% Senior Notes due 2030	8-K	001-14195	January 10, 2020	4.1

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
4.13	Supplemental Indenture No. 4, dated as of June 3, 2020, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 2.100% Senior Notes due 2030 and the 3.100% Senior Notes due 2050	8-K	001-14195	June 3, 2020	4.1

4.14	Supplemental Indenture No. 5, dated as of September 10, 2020, to Indenture dated as of June 4, 2019, by and among the Company, U.S. Bank National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 0.500% Senior Notes due 2028 and the 1.000% Senior Notes due 2032	8-K	001-14195	September 10, 2020	4.1

4.15	Supplemental Indenture No. 6, dated as of September 28, 2020, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 1.875% Senior Notes due 2030	8-K	001-14195	September 28, 2020	4.1

4.16	Supplemental Indenture No. 7, dated as of November 20, 2020, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 1.500% Senior Notes due 2028 and the 2.950% Senior Notes due 2051	8-K	001-14195	November 20, 2020	4.1

4.17	Supplemental Indenture No. 8, dated as of March 29, 2021, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 1.600% Senior Notes due 2026 and the 2.700% Senior Notes due 2031	8-K	001-14195	March 29, 2021	4.1

4.18	Supplemental Indenture No. 9, dated as of May 21, 2021, to Indenture dated as of June 4, 2019, by and among the Company, U.S. Bank National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 0.450% Senior Notes due 2027, the 0.875% Senior Notes due 2029 and the 1.250% Senior Notes due 2033	8-K	001-14195	May 21, 2021	4.1

4.19	Supplemental Indenture No. 10, dated as of September 27, 2021, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 1.450% Senior Notes due 2026 and the 2.300% Senior Notes due 2031	8-K	001-14195	September 27, 2021	4.1

4.20	Supplemental Indenture No. 11, dated as of October 5, 2021, to Indenture dated as of June 4, 2019, by and among the Company, U.S. Bank National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 0.400% Senior Notes due 2027 and the 0.950% Senior Notes due 2030	8-K	001-14195	October 5, 2021	4.1

4.21	Supplemental Indenture No. 12, dated as of April 1, 2022, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank Trust Company, National Association, as Trustee, for the 3.650% Senior Notes due 2027 and the 4.050% Senior Notes due 2032	8-K	001-14195	April 1, 2022	4.1

4.22	Indenture dated as of June 1, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee	S-3ASR	333-265348	June 1, 2022	4.32

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
4.23	Supplemental Indenture No. 1, dated as of March 3, 2023, to Indenture dated as of June 1, 2022, by and between American Tower Corporation and U.S. Bank Trust Company, National Association, as Trustee, for the 5.500% Senior Notes due 2028 and the 5.650% Senior Notes due 2033	8-K	001-14195	March 3, 2023	4.1

4.24	Supplemental Indenture No. 2, dated as of May 16, 2023, to Indenture dated as of June 1, 2022 by and among the Company, U.S. Bank Trust Company, National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 4.125% Senior Notes due 2027 and the 4.625% Senior Notes due 2031	8-K	001-14195	May 16, 2023	4.1

4.25	Supplemental Indenture No. 3, dated as of May 25, 2023, to Indenture dated as of June 1, 2022, by and between American Tower Corporation and U.S. Bank Trust Company, National Association, as Trustee, for the 5.250% Senior Notes due 2028 and the 5.550% Senior Notes due 2033	8-K	001-14195	May 25, 2023	4.1

4.26	Supplemental Indenture No. 4, dated as of September 15, 2023, to Indenture dated as of June 1, 2022, by and between American Tower Corporation and U.S. Bank Trust Company, National Association, as Trustee, for the 5.800% Senior Notes due 2028 and the 5.900% Senior Notes due 2033	8-K	001-14195	September 15, 2023	4.1

4.27	Supplemental Indenture No. 5, dated as of March 7, 2024, to Indenture dated as of June 1, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee, for the 5.200% Senior Notes due 2029 and the 5.450% Senior Notes due 2034	8-K	001-14195	March 7, 2024	4.1

4.28	Supplemental Indenture No. 6, dated as of May 29, 2024, to Indenture dated as of June 1, 2022, by and among the Company, U.S. Bank Trust Company, National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 3.900% Senior Notes due 2030 and the 4.100% Senior Notes due 2034	8-K	001-14195	May 29, 2024	4.1

4.29	Supplemental Indenture No. 7, dated as of November 21, 2024, to Indenture dated as of June 1, 2022, by and between American Tower Corporation and U.S. Bank Trust Company, National Association, as Trustee, for the 5.000% Senior Notes due 2030 and the 5.400% Senior Notes due 2035	8-K	001-14195	November 21, 2024	4.1

4.30	Supplemental Indenture No. 8, dated as of March 14, 2025, to Indenture dated as of June 1, 2022, by and between American Tower Corporation and U.S. Bank Trust Company, National Association, as Trustee, for the 4.900% Senior Notes due 2030 and the 5.350% Senior Notes due 2035	8-K	001-14195	March 14, 2025	4.1

4.31	Supplemental Indenture No. 9, dated as of May 30, 2025, to Indenture dated as of June 1, 2022, by and among the Company, U.S. Bank Trust Company, National Association, as Trustee, and U.S. Bank Europe DAC, UK Branch, as Paying Agent, for the 3.625% Senior Notes due 2032	8-K	001-14195	May 30, 2025	4.1

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
4.32	Indenture dated as of June 2, 2025, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee	S-3ASR	333-287714	June 2, 2025	4.34

4.33	Supplemental Indenture No. 1, dated as of December 5, 2025, to Indenture dated as of June 2, 2025, by and between American Tower Corporation and U.S. Bank Trust Company, National Association, as Trustee, for the 4.700% Senior Notes due 2032	8-K	001-14195	December 5, 2025	4.1

4.34	Third Amended and Restated Indenture, dated May 29, 2015, by and between GTP Acquisition Partners I, LLC, ACC Tower Sub, LLC, DCS Tower Sub, LLC, GTP South Acquisitions II, LLC, GTP Acquisition Partners II, LLC, GTP Acquisition Partners, III, LLC, GTP Infrastructure I, LLC, GTP Infrastructure II, LLC, GTP Infrastructure III, LLC, GTP Towers VIII, LLC, GTP Towers I, LLC, GTP Towers II, LLC, GTP Towers IV, LLC, GTP Towers V, LLC, GTP Towers VII, LLC, GTP Towers IX, LLC, PCS Structures Towers, LLC and GTP TRS I LLC, as Obligors, and The Bank of New York Mellon, as Trustee	10-Q	001-14195	July 29, 2015	4.2

4.35	Description of Registrant’s Securities	Filed herewith as Exhibit 4.35	—	—	—

10.1	American Tower Corporation 2000 Employee Stock Purchase Plan, as amended and restated	10-Q	001-14195	October 28, 2021	10.1

10.2*	American Tower Corporation 2007 Equity Incentive Plan	DEF 14A	001-14195	March 22, 2017	Annex A

10.3*	Amendment to American Tower Corporation 2007 Equity Incentive Plan	8-K	001-14195	March 14, 2017	10.1

10.4*	Form of Restricted Stock Unit Agreement (U.S. Employee / Non-Employee Director) (For grants made March 1, 2019 - December 4, 2022 (Non-Employee Directors) / September 30, 2023 (U.S. Employees)) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-K	001-14195	February 27, 2019	10.10

10.5*	Form of Restricted Stock Unit Agreement (Non-U.S. Employee) (For grants made March 1, 2019 – September 30, 2023) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-K	001-14195	February 27, 2019	10.11

10.6*	Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (U.S. Employee) (For grants made April 11, 2020 – September 30, 2023) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	8-K/A	001-14195	April 16, 2020	10.1

10.7*	Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (Non-U.S. Employee) (For grants made June 1, 2021 – September 30, 2023) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-Q	001-14195	July 29, 2021	10.1

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
10.8*	Form of Restricted Stock Unit Agreement (Non-Employee Director) (For grants made December 5, 2022 – September 30, 2023) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-K	001-14195	February 23, 2023	10.9

10.9*	Form of Restricted Stock Units Agreement (U.S. Employee) (For grants made October 1, 2023 – December 31, 2023) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-Q	001-14195	October 26, 2023	10.1

10.10*	Form of Restricted Stock Units Agreement (Non-U.S. Employee) (For grants made October 1, 2023 – December 31, 2023) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-Q	001-14195	October 26, 2023	10.2

10.11*	Form of Restricted Stock Units Agreement (Non-Employee Director) (For grants made beginning October 1, 2023) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-Q	001-14195	October 26, 2023	10.3

10.12*	Form of Restricted Stock Units Agreement (U.S. Employee) (For grants made beginning January 1, 2024) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-K	001-14195	February 27, 2024	10.14

10.13*	Form of Restricted Stock Units Agreement (Non-U.S. Employee) (For grants made beginning January 1, 2024) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-K	001-14195	February 27, 2024	10.15

10.14*	Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (U.S. Employee) (For grants made beginning February 28, 2024) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	8-K	001-14195	March 14, 2024	10.1

10.15*	Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (Non-U.S. Employee) (For grants made beginning February 28, 2024) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	8-K	001-14195	March 14, 2024	10.2

10.16	Second Amended and Restated Loan and Security Agreement, dated as of March 29, 2018, by and between American Tower Asset Sub, LLC and American Tower Assets Sub II, LLC, as Borrowers, and U.S. Bank National Association, as Trustee for American Tower Trust I, as Lender	10-Q	001-14195	May 2, 2018	10.2

10.17	Second Supplement and Amendment dated as of March 13, 2023 to the Second Amended and Restated Loan and Security Agreement dated as of March 29, 2018, by and among American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, and U.S. Bank Trust Company, National Association, as Trustee for American Tower Trust I Secured Tower Revenue Securities as Lender	10-Q	001-14195	April 26, 2023	10.1

10.18	First Amended and Restated Management Agreement, dated as of March 15, 2013, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Owners, and SpectraSite Communications, LLC, as Manager	10-Q	001-14195	May 1, 2013	10.2

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
10.19	Second Amended and Restated Trust and Servicing Agreement, dated as of March 29, 2018, by and among American Tower Depositor Sub, LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, and U.S. Bank National Association, as Trustee	10-Q	001-14195	May 2, 2018	10.3

10.20	Second Trust Agreement Supplement and Amendment dated as of March 13, 2023 to Second Amended and Restated Trust and Servicing Agreement dated as of March 29, 2018, by and among American Tower Depositor Sub, LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, and U.S. Bank Trust Company, National Association, as Trustee	10-Q	001-14195	April 26, 2023	10.3

10.21	Second Amended and Restated Cash Management Agreement, dated as of March 29, 2018, by and among American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, and U.S. Bank National Association, as Trustee for American Tower Trust I Secured Tower Revenue Securities, as Lender, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, U.S. Bank National Association, as Agent, and SpectraSite Communications, LLC, as Manager	10-Q	001-14195	May 2, 2018	10.4

10.22	First Amendment dated as of March 13, 2023 to the Second Amended and Restated Cash Management Agreement dated as of March 29, 2018, by and among American Tower Asset Sub, LLC, American Tower Asset Sub II, LLC, the Borrowers party thereto, U.S. Bank Trust Company, National Association, as Trustee for American Tower Trust I Secured Tower Revenue Securities as Lender, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, U.S. Bank National Association, as Agent, and Spectrasite Communications, LLC, as Manager	10-Q	001-14195	April 26, 2023	10.2

10.23	Agreement to Sublease by and among ALLTEL Communications, Inc. the ALLTEL entities and American Towers, Inc. and American Tower Corporation, dated December 19, 2000	10-K	001-14195	April 2, 2001	2.2

10.24	Lease and Sublease, dated as of December 14, 2000, by and among SBC Tower Holdings LLC, Southern Towers, Inc., SBC Wireless, LLC and SpectraSite Holdings, Inc.	SpectraSite Holdings, Inc. Quarterly Report on Form 10-Q	000-27217	May 11, 2001	10.2

10.25**	Amendment to Lease and Sublease, dated September 30, 2008, by and between SpectraSite, LLC, American Tower Asset Sub II, LLC, SBC Wireless, LLC and SBC Tower Holdings LLC	10-Q	001-14195	May 8, 2009	10.7

10.26*	Summary Compensation Information for Current Named Executive Officers	8-K	001-14195	March 5, 2025	Item 5.02(e)

10.27	Form of Waiver and Termination Agreement	8-K	001-14195	March 5, 2009	10.4

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
10.28*	American Tower Corporation Severance Plan, as Amended and Restated, as of January 1, 2024	10-K	001-14195	February 27, 2024	10.28

10.29*	American Tower Corporation Severance Plan, Program for Executive Vice Presidents and Chief Executive Officer, as of January 1, 2024	10-K	001-14195	February 27, 2024	10.29

10.30*	Letter Agreement, dated as of January 3, 2025, by and between the Company and Eugene M. Noel	10-K	001-14195	February 25, 2025	10.31

10.31*	Letter Agreement, dated as of January 3, 2025, by and between the Company and Richard Rossi	10-K	001-14195	February 25, 2025	10.32

10.32*	Letter Agreement, dated as of January 26, 2026, by and between the Company and Paul Blanchett	Filed herewith as Exhibit 10.32	—	—	—

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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February, 2026.

AMERICAN TOWER CORPORATION

By:	/S/ STEVEN O. VONDRAN
Steven O. Vondran President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEVEN O. VONDRAN	President and Chief Executive Officer (Principal Executive Officer), Director	February 24, 2026
Steven O. Vondran

/S/ RODNEY M. SMITH	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 24, 2026
Rodney M. Smith

/S/ ROBERT J. MEYER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2026
Robert J. Meyer

/S/ KELLY C. CHAMBLISS	Director	February 24, 2026
Kelly C. Chambliss

/S/ TERESA H. CLARKE	Director	February 24, 2026
Teresa H. Clarke

/S/ KENNETH R. FRANK	Director	February 24, 2026
Kenneth R. Frank

/S/ ROBERT D. HORMATS	Director	February 24, 2026
Robert D. Hormats

/S/ RAJESH KALATHUR	Director	February 24, 2026
Rajesh Kalathur

/S/ GRACE D. LIEBLEIN	Director	February 24, 2026
Grace D. Lieblein

/S/ CRAIG MACNAB	Director	February 24, 2026
Craig Macnab

/S/ NEVILLE R. RAY	Director	February 24, 2026
Neville R. Ray

/S/ PAMELA D. A. REEVE	Chair of the Board, Director	February 24, 2026
Pamela D. A. Reeve

/S/ EUGENE F. REILLY	Director	February 24, 2026
Eugene F. Reilly

/S/ BRUCE L. TANNER	Director	February 24, 2026
Bruce L. Tanner

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of American Tower Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 24, 2026
We have served as the Company’s auditor since 1997.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,474.8	$1,999.6
Restricted cash	130.4	108.6
Accounts receivable, net	650.3	540.0
Prepaid and other current assets	486.3	530.6
Total current assets	2,741.8	3,178.8
PROPERTY AND EQUIPMENT, net	20,356.3	19,056.8
GOODWILL	12,255.5	11,768.1
OTHER INTANGIBLE ASSETS, net	14,530.7	14,474.3
DEFERRED TAX ASSET	151.4	122.7
DEFERRED RENT ASSET	3,851.3	3,710.2
RIGHT-OF-USE ASSET	8,426.5	8,089.6
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	876.9	676.9
TOTAL	$63,190.4	$61,077.4
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$259.8	$240.8
Accrued expenses	1,112.5	1,082.0
Distributions payable	818.6	780.3
Accrued interest	425.2	373.6
Current portion of operating lease liability	584.9	576.7
Current portion of long-term obligations	3,387.8	3,693.0
Unearned revenue	325.0	329.2
Total current liabilities	6,913.8	7,075.6
LONG-TERM OBLIGATIONS	33,832.5	32,808.8
OPERATING LEASE LIABILITY	7,158.7	6,875.6
ASSET RETIREMENT OBLIGATIONS	2,512.9	2,393.8
DEFERRED TAX LIABILITY	1,440.3	1,262.0
OTHER NON-CURRENT LIABILITIES	976.9	1,012.9
Total liabilities	52,835.1	51,428.7
COMMITMENTS AND CONTINGENCIES
EQUITY (shares in thousands):
Common stock: $0.01 par value; 1,000,000 shares authorized; 479,358 and 478,388 shares issued; and 466,318 and 467,384 shares outstanding, respectively	4.8	4.8
Additional paid-in capital	15,215.3	15,057.3
Distributions in excess of earnings	(5,086.0)	(4,424.1)
Accumulated other comprehensive loss	(4,815.8)	(5,954.6)
Treasury stock (13,040 and 11,004 shares at cost, respectively)	(1,665.8)	(1,301.2)
Total American Tower Corporation equity	3,652.5	3,382.2
Noncontrolling interests	6,702.8	6,266.5
Total equity	10,355.3	9,648.7
TOTAL	$63,190.4	$61,077.4
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
REVENUES:
Property	$10,305.0	$9,933.5	$9,869.2
Services	339.6	193.7	143.0
Total operating revenues	10,644.6	10,127.2	10,012.2
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property	2,574.1	2,481.8	2,501.4
Services	174.0	92.6	60.1
Depreciation, amortization and accretion	2,041.6	2,028.8	2,928.5
Selling, general, administrative and development expense	940.7	933.4	946.0
Other operating expense	68.4	74.1	370.7
Goodwill impairment	—	—	80.0
Total operating expenses	5,798.8	5,610.7	6,886.7
OPERATING INCOME	4,845.8	4,516.5	3,125.5
OTHER INCOME (EXPENSE):
Interest income	134.0	135.2	118.6
Interest expense	(1,359.4)	(1,404.5)	(1,388.2)
Loss on retirement of long-term obligations	—	—	(0.3)
Other (expense) income (including foreign currency (losses) gains of $(809.4), $308.3, and $(330.6) respectively)	(576.2)	377.6	(326.3)
Total other expense	(1,801.6)	(891.7)	(1,596.2)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,044.2	3,624.8	1,529.3
Income tax provision	(415.7)	(366.3)	(90.8)
NET INCOME FROM CONTINUING OPERATIONS	2,628.5	3,258.5	1,438.5
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	(978.3)	(71.4)
NET INCOME	2,628.5	2,280.2	1,367.1
Net (income) loss attributable to noncontrolling interests	(99.0)	(25.2)	116.2
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$2,529.5	$2,255.0	$1,483.3
NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$2,529.5	$3,233.3	$1,554.7
NET LOSS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$—	$(978.3)	$(71.4)
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income from continuing operations attributable to American Tower Corporation common stockholders	$5.41	$6.92	$3.34
Basic net loss from discontinued operations attributable to American Tower Corporation common stockholders	—	(2.09)	(0.15)
Basic net income attributable to American Tower Corporation common stockholders	$5.41	$4.83	$3.18
Diluted net income from continuing operations attributable to American Tower Corporation common stockholders	$5.40	$6.91	$3.33
Diluted net loss from discontinued operations attributable to American Tower Corporation common stockholders	—	(2.09)	(0.15)
Diluted net income attributable to American Tower Corporation common stockholders	$5.40	$4.82	$3.18
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	467,922	467,011	466,063
DILUTED	468,757	468,120	467,162
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$2,628.5	$2,280.2	$1,367.1
Other comprehensive (loss) income:
Reclassification of cumulative translation adjustments associated with the sale of ATC TIPL	—	1,072.3	—
Foreign currency translation adjustments, net of tax (benefit) expense of $0.5, $(0.8), and $0.3, respectively.	1,598.8	(1,521.5)	60.2
Other comprehensive income (loss)	1,598.8	(449.2)	60.2
Comprehensive income	4,227.3	1,831.0	1,427.3
Comprehensive (income) loss attributable to noncontrolling interests	(559.0)	208.9	34.8
Comprehensive income attributable to American Tower Corporation stockholders	$3,668.3	$2,039.9	$1,462.1

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2023	476,623	$4.8	(11,004)	$(1,301.2)	$14,689.0	$(5,718.3)	$(2,101.9)	$6,836.1	$12,408.5
Stock-based compensation related activity	586	0.0	—	—	169.6	—	—	—	169.6
Issuance of common stock—stock purchase plan	91	0.0	—	—	14.3	—	—	—	14.3
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(21.2)	—	81.4	60.2
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	12.7	12.7
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(146.8)	(146.8)
Common stock distributions declared	—	—	—	—	—	—	(3,020.2)	—	(3,020.2)
Net income (loss)	—	—	—	—	—	—	1,483.3	(116.2)	1,367.1
BALANCE, DECEMBER 31, 2023	477,300	$4.8	(11,004)	$(1,301.2)	$14,872.9	$(5,739.5)	$(3,638.8)	$6,667.2	$10,865.4
Stock-based compensation related activity	998	0.0	—	—	169.3	—	—	—	169.3
Issuance of common stock—stock purchase plan	90	0.0	—	—	15.1	—	—	—	15.1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(1,287.4)	—	(234.1)	(1,521.5)
Reclassification of cumulative translation adjustments associated with sale of ATC TIPL	—	—	—	—	—	1,072.3	—	—	1,072.3
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	154.6	154.6
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(346.4)	(346.4)
Common stock distributions declared	—	—	—	—	—	—	(3,040.3)	—	(3,040.3)
Net income	—	—	—	—	—	—	2,255.0	25.2	2,280.2
BALANCE, DECEMBER 31, 2024	478,388	$4.8	(11,004)	$(1,301.2)	$15,057.3	$(5,954.6)	$(4,424.1)	$6,266.5	$9,648.7
Stock-based compensation related activity	880	0.0	—	—	143.2	—	—	—	143.2
Issuance of common stock—stock purchase plan	90	0.0	—	—	14.8	—	—	—	14.8
Treasury stock activity	—	—	(2,036)	(364.6)	—	—	—	—	(364.6)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,138.8	—	460.0	1,598.8
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	148.1	148.1
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(270.8)	(270.8)
Common stock distributions declared	—	—	—	—	—	—	(3,191.4)	—	(3,191.4)
Net income	—	—	—	—	—	—	2,529.5	99.0	2,628.5
BALANCE, DECEMBER 31, 2025	479,358	$4.8	(13,040)	$(1,665.8)	$15,215.3	$(4,815.8)	$(5,086.0)	$6,702.8	$10,355.3

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in millions)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,628.5	$2,280.2	$1,367.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	2,041.6	2,124.8	3,086.5
Stock-based compensation expense	174.2	203.6	195.7
Loss (gain) on investments, unrealized foreign currency loss (gain) and other non-cash expense	606.7	(380.1)	279.0
Impairments, net loss on sale of long-lived assets, non-cash restructuring and merger related expenses	83.0	96.6	739.9
Loss on early retirement of long-term obligations	—	—	0.3
Loss on sale of ATC TIPL	—	1,245.5	—
Amortization of deferred financing costs, debt discounts and premiums and other non-cash interest	54.1	54.1	49.8
Deferred income taxes	42.5	52.3	(182.0)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(62.2)	(103.4)	(34.5)
Prepaid and other assets	(0.7)	32.8	(342.6)
Deferred rent asset	(101.0)	(276.3)	(472.0)
Right-of-use asset and Operating lease liability, net	(1.6)	(20.6)	(103.7)
Accounts payable and accrued expenses	(65.6)	48.0	(11.9)
Accrued interest	45.0	(9.6)	128.6
Unearned revenue	(30.7)	(79.3)	(43.4)
Other non-current liabilities	50.2	21.9	65.6
Cash provided by operating activities	5,464.0	5,290.5	4,722.4
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(1,680.4)	(1,590.0)	(1,798.1)
Payments for acquisitions, net of cash acquired	(454.2)	(123.0)	(168.0)
Proceeds from sales of short-term investments and other non-current assets	294.6	253.2	17.3
Proceeds from the sale of ATC TIPL	—	2,158.8	—
Deposits and other	(19.8)	(288.4)	253.3
Cash (used for) provided by investing activities	(1,859.8)	410.6	(1,695.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	—	8.8	148.7
Borrowings under credit facilities	6,077.3	6,932.9	6,120.0
Proceeds from issuance of senior notes, net	3,000.6	3,568.6	5,678.3
Proceeds from issuance of securities in securitization transaction	—	—	1,300.0
Repayments of notes payable, credit facilities, senior notes, secured debt, term loans and finance leases	(9,450.1)	(12,429.6)	(13,230.3)
Contributions from noncontrolling interest holders	148.1	104.7	4.1
Distributions to noncontrolling interest holders	(270.8)	(390.8)	(46.5)
Purchases of common stock	(364.6)	—	—
Proceeds from stock options and employee stock purchase plan	41.7	46.4	22.1
Distributions paid on common stock	(3,157.2)	(3,074.9)	(2,949.3)
Deferred financing costs and other financing activities	(233.5)	(218.5)	(144.5)
Cash used for financing activities	(4,208.5)	(5,452.4)	(3,097.4)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	101.3	(233.9)	23.2
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	(503.0)	14.8	(47.3)
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	2,108.2	2,093.4	2,140.7
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$1,605.2	$2,108.2	$2,093.4
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business—American Tower Corporation (together with its subsidiaries, “ATC” or the “Company”) is one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. The Company’s primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. The Company refers to this business, inclusive of its data center business discussed below, as its property operations. Additionally, the Company offers tower-related services in the United States, which the Company refers to as its services operations. These services include site application, zoning and permitting (“AZP”), structural and mount analyses, and construction management services, together with program management offerings that support customer deployment needs from project scoping through construction. The Company’s services operations primarily support the Company’s site leasing business, including through the addition of new tenants and equipment on its sites. The Company’s customers include its tenants, licensees and other payers.
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
The use of TRSs enables the Company to continue to engage in certain businesses and jurisdictions while complying with REIT qualification requirements. The Company may, from time to time, change the election of previously designated TRSs to be included as part of the REIT. As of December 31, 2025, the Company’s REIT-qualified businesses included its U.S. tower leasing business, a majority of its U.S. DAS networks business, its Services and Data Centers segments, as well as most of its operations in Canada, Costa Rica, France, Germany, Ghana, Kenya, Mexico, Nigeria, South Africa, Spain and Uganda.
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
As of December 31, 2025, the Company holds (i) a 52% controlling interest in subsidiaries whose holdings consist of the Company’s operations in France, Germany and Spain (such subsidiaries collectively, “ATC Europe”) (Allianz and La Caisse (each as defined in note 14) hold the noncontrolling interests), (ii) a 51% controlling interest in a joint venture whose holdings consist of the Company’s operations in Bangladesh (Confidence Tower Holdings Ltd. (“Confidence Group”) holds the noncontrolling interest) and (iii) a controlling common equity interest of approximately 71% in the Company’s U.S. data center business (Stonepeak (as defined and further discussed in note 14) holds approximately 29% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity). As of December 31, 2025, ATC Europe holds an 87% and an 83% controlling interest in subsidiaries that consist of the Company’s operations in Germany and Spain, respectively

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
(PGGM holds the noncontrolling interests). See note 14 for a discussion of changes to the Company’s noncontrolling interests during the years ended December 31, 2025 and 2024.
Sale of South Africa Fiber—On March 6, 2025, the Company, through its subsidiary ATC South Africa Wireless Infrastructure Proprietary Limited, completed the sale of its fiber assets in South Africa (“South Africa Fiber”) for total consideration of 2.5 billion South African Rand (“ZAR”) (approximately $137.7 million at the date of closing), resulting in a gain on the sale of approximately $53.6 million, which is included in Other operating income in the accompanying consolidated statements of operations. As a result of the transaction, the Company disposed of $6.1 million of goodwill based on the relative fair value of South Africa Fiber and the portion of the applicable goodwill reporting unit that was expected to be retained. Prior to the divestiture, South Africa Fiber’s operating results were included within the Africa & APAC property segment.

Proceeds received at closing	$137.7
Net assets at closing	(84.1)
Total gain on sale included in Other operating expenses (1)	$53.6
_______________
(1)Excludes 348.7 million ZAR (approximately $19.2 million at the date of closing) of taxes.
Reportable Segments—The Company reports its results in six segments: U.S. & Canada property (which includes all assets in the United States and Canada, other than the Company’s data center facilities and related assets), Africa & Asia-Pacific (“APAC”) property, Europe property, Latin America property, Data Centers and Services, which are discussed further in note 19.
Significant Accounting Policies and Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the accompanying consolidated financial statements. The significant estimates in the accompanying consolidated financial statements include impairment of long-lived assets (including goodwill), revenue recognition, rent expense and lease accounting and income taxes. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued as additional evidence for certain estimates or to identify matters that require additional disclosure.
Accounts Receivable and Deferred Rent Asset—The Company derives the largest portion of its revenues, corresponding trade receivables and the related deferred rent asset from a relatively small number of customers in the telecommunications industry, and 59% of its current-year revenues were derived from four customers.
The Company’s deferred rent asset is associated with non-cancellable tenant leases that contain fixed escalation clauses over the terms of the applicable lease for which revenue is recognized on a straight-line basis over the lease term.
The Company mitigates its concentrations of credit risk with respect to trade receivables and the related deferred rent assets by actively monitoring the creditworthiness of its customers. In recognizing customer revenue, the Company assesses the collectibility of both the amounts billed and the portion recognized in advance of billing on a straight-line basis. This assessment takes customer credit risk and business and industry conditions into consideration to ultimately determine the collectibility of the amounts billed. To the extent the amounts, based on management’s estimates, may not be collectible, revenue recognition is deferred until such point as the uncertainty is resolved. Any amounts that were previously recognized as revenue and are subsequently determined to present a risk of collection are reserved as bad debt expense included in Selling, general, administrative and development expense in the accompanying consolidated statements of operations.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

	Year Ended December 31,
	2025	2024	2023
Balance as of January 1,	$404.1	$325.2	$217.8
Current year increases	160.4	130.5	66.5
Write-offs, recoveries and other (1)	(134.1)	(51.6)	40.9
Balance as of December 31,	$430.4	$404.1	$325.2
_______________
(1)For the year ended December 31, 2025, primarily relates to balances in the Company’s Latin America property segment.
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
Gains and losses on foreign currency transactions are reflected in Other expense in the consolidated statements of operations. However, the effect from fluctuations in foreign currency exchange rates on intercompany debt for which repayment is not anticipated in the foreseeable future is reflected in AOCL as well as Euro (“EUR”) dominated debt designated as a net investment hedge, in the consolidated balance sheets and included as a component of Comprehensive income.
The Company recorded the following net foreign currency (gains) losses:

	Year Ended December 31,
	2025	2024	2023
Foreign currency (gains) losses recorded in AOCL	$(523.4)	$660.8	$(103.9)
Foreign currency losses (gains) recorded in Other expense	809.4	(308.3)	330.6
Total foreign currency losses	$286.0	$352.5	$226.7
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
The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statements of cash flows is as follows:

	Year Ended December 31,
	2025	2024	2023
Cash and cash equivalents	$1,474.8	$1,999.6	$1,753.7
Restricted cash	130.4	108.6	119.7
Cash and cash equivalents included in assets of discontinued operations	—	—	219.6
Restricted cash included in assets of discontinued operations	—	—	0.4
Total cash, cash equivalents and restricted cash	$1,605.2	$2,108.2	$2,093.4
Property and Equipment—Property and equipment is recorded at cost or, in the case of acquired properties, at estimated fair value on the date acquired. Cost for self-constructed sites includes direct materials and labor and certain indirect costs associated with construction of the site, such as transportation costs, employee benefits and payroll taxes. The Company begins the capitalization of costs during the pre-construction period, which is the period during which costs are incurred to evaluate the site, and continues to capitalize costs until the site is substantially completed and ready for occupancy by a customer. Labor and related costs capitalized for the years ended December 31, 2025, 2024 and 2023 were $70.4 million, $67.4 million and $62.1 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Expenditures for repairs and maintenance are expensed as incurred. Augmentation and improvements that extend an asset’s useful life or enhance capacity are capitalized.
Depreciation expense is recorded using the straight-line method over the assets’ estimated useful lives. The Company estimates that the useful life of its tower assets is thirty years, before taking into account residual value. Additionally, certain of the Company’s intangible assets are amortized on a similar basis to its tower assets, as the estimated useful lives of such intangible assets correlate to the useful life of the towers.
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
The Company reviews its asset portfolio for indicators of impairment on an individual site basis. Impairments primarily result from a site not having current tenant leases or from having expenses in excess of revenues. The Company reviews other long-lived assets for impairment at least annually or whenever events, changes in circumstances or other evidence indicate that the carrying amount of the Company’s assets may not be recoverable. The Company records impairment charges, which are discussed in note 15, in Other operating expenses in the consolidated statements of operations in the period in which the Company identifies such impairment.
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
For the year ended December 31, 2025, the Company estimated the fair value of the Bangladesh reporting unit using, among other things, indications of value received from third parties in connection with the Company’s review of various strategic alternatives for its Bangladesh operations. As a result, the Company recorded a goodwill impairment charge of $6.5 million. The goodwill impairment charge for the Bangladesh reporting unit is recorded in Other operating expense in the accompanying consolidated statements of operations for the year ended December 31, 2025.
During the years ended December 31, 2025, 2024 and 2023, no other goodwill impairment was identified, as the fair value of each of the reporting units was in excess of its carrying amount.
Intangible assets that are separable from goodwill and are deemed to have a definite life are amortized over their useful lives, generally ranging from two to thirty years and are evaluated separately for impairment at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.
The Company reviews its network location intangible assets for indicators of impairment on an individual tower basis. Impairments primarily result from a site not having current tenant leases or from having expenses in excess of revenues. The Company monitors its tenant-related intangible assets on a tenant by tenant basis for indicators of impairment, such as high

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
levels of turnover or attrition, the customer’s ability to meet its contractual obligations, non-renewal of a significant number of contracts or the cancellation or termination of a relationship. The Company assesses recoverability by determining whether the carrying amount of the related assets will be recovered primarily through projected undiscounted future cash flows. If the Company determines that the carrying amount of an asset may not be recoverable, the Company measures any impairment loss based on the projected future discounted cash flows to be provided from the asset or available market information relative to the asset’s fair value, as compared to the asset’s carrying amount. The Company records impairment charges, which are discussed in note 15, in Other operating expenses in the consolidated statements of operations in the period in which the Company identifies such impairment.
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
Other Comprehensive Income (Loss)—Other comprehensive income (loss) refers to items excluded from net income that are recorded as an adjustment to equity, net of tax. The Company’s other comprehensive income (loss) primarily consisted of changes in fair value of effective derivative cash flow hedges, foreign currency translation adjustments, reclassification of unrealized losses on effective derivative cash flow hedges and other items. The AOCL balance included accumulated foreign currency translation losses of $4.8 billion, $6.0 billion and $5.7 billion as of December 31, 2025, 2024 and 2023, respectively.
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
Net Investment Hedge—The Company is exposed to the impact of foreign currency exchange rate fluctuations on the value of investments in its foreign subsidiaries whose functional currencies are other than the USD. The Company has designated a portion of its EUR denominated senior unsecured notes as a non-derivative net investment hedge on the Company’s net investments in its European subsidiaries, whose functional currency is the EUR, to mitigate against the effect of exchange rate fluctuations on the translation of foreign currency balances to the USD.
For the portion of the EUR denominated senior unsecured notes that are designated as a net investment hedge and meet effectiveness requirements, the changes in carrying value of the notes attributable to the change in foreign currency spot rates are recorded as foreign currency translation adjustments in Accumulated other comprehensive loss, where they offset foreign currency translation gains and losses recorded on the Company’s net investments in its European subsidiaries. To the extent foreign currency-denominated notes designated as net investment hedges are ineffective, changes in carrying value attributable to the change in spot rates would be recorded in earnings. Changes in carrying value attributable to the change in spot rates for the portion of EUR denominated senior unsecured notes not designated as part of the net investment hedge are recorded in earnings.
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
The Company’s revenue from leasing arrangements, including fixed escalation clauses present in non-cancellable lease arrangements, is reported on a straight-line basis over the term of the respective leases when collectibility is probable. Escalation clauses tied to a consumer price index (“CPI”), or other inflation-based indices, and other variable incentives present in lease agreements with the Company’s tenants, are excluded from the straight-line calculation. Total property straight-line revenues for the years ended December 31, 2025, 2024 and 2023 were $101.0 million, $277.6 million and $465.4 million, respectively.
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
Services revenue—The Company offers tower-related services in the United States. These services include AZP, structural and mount analyses, and construction management services, together with program management offerings that support customer deployment needs from project scoping through construction. There is a single performance obligation related to AZP and construction management, and revenue is recognized over time based on milestones achieved, which are determined based on costs expected to be incurred. Structural and mount analyses services may have more than one performance obligation, contingent upon the number of contracted services. Revenue is recognized at the point in time the services are completed.
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
Revenue is disaggregated by geography in a manner consistent with the Company’s business segments, which are discussed further in note 19. A summary of revenue disaggregated by source and geography is as follows:

Year Ended December 31, 2025	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$292.8	$24.0	$10.4	$117.6	$151.5	$596.3
Services revenue	339.6	—	—	—	—	339.6
Total non-lease revenue	$632.4	$24.0	$10.4	$117.6	$151.5	$935.9
Property lease revenue	4,955.9	1,398.9	927.3	1,525.0	901.6	9,708.7
Total revenue	$5,588.3	$1,422.9	$937.7	$1,642.6	$1,053.1	$10,644.6

Year Ended December 31, 2024	U.S. & Canada	Africa & APAC (1)	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$297.4	$29.5	$12.1	$109.2	$132.7	$580.9
Services revenue	193.7	—	—	—	—	193.7
Total non-lease revenue	$491.1	$29.5	$12.1	$109.2	$132.7	$774.6
Property lease revenue	4,950.7	1,178.5	822.6	1,608.7	792.1	9,352.6
Total revenue	$5,441.8	$1,208.0	$834.7	$1,717.9	$924.8	$10,127.2
(1)    Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See note 21 for further discussion.

Year Ended December 31, 2023	U.S. & Canada	Africa & APAC (1)	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$322.4	$24.4	$13.5	$127.5	$116.5	$604.3
Services revenue	143.0	—	—	—	—	143.0
Total non-lease revenue	$465.4	$24.4	$13.5	$127.5	$116.5	$747.3
Property lease revenue	4,893.8	1,220.0	762.1	1,670.8	718.2	9,264.9
Total revenue	$5,359.2	$1,244.4	$775.6	$1,798.3	$834.7	$10,012.2
(1)    Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See note 21 for further discussion.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Information about non-lease receivables, contract assets and contract liabilities from contracts with customers is as follows:

	December 31, 2025	December 31, 2024
Accounts receivable	$103.0	$97.4
Prepaids and other current assets	41.5	45.2
Notes receivable and other non-current assets	39.0	30.4
Unearned revenue (1)	85.6	86.7
Other non-current liabilities (1)	233.3	239.1
_______________
(1)    Includes capital contributions related to DAS networks.
The Company records unearned revenue when payments are received from customers in advance of the completion of the Company’s performance obligations. Long-term unearned revenue is included in Other non-current liabilities.
During the year ended December 31, 2025, the Company recognized $133.1 million of revenue that was previously included in the contract liabilities balances, primarily arising from balances as of December 31, 2024.
The Company records unbilled receivables, which are included in Prepaids and other current assets, when it has completed a performance obligation prior to its ability to bill under the customer arrangement. Other contract assets are included in Notes receivable and other non-current assets. The Company recorded an immaterial change in unbilled receivables attributable to non-lease property revenue recognized during each of the years ended December 31, 2025 and 2024. The changes in contract assets attributable to revenue recognized during the years ended December 31, 2025 and 2024 were immaterial.
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
The Company recognizes a right-of-use lease asset and lease liability for operating and finance leases. The right-of-use asset is measured as the sum of the lease liability, prepaid or accrued lease payments, any initial direct costs incurred and any other applicable amounts. The Company reviews its right-of-use assets for impairment whenever events, changes in circumstances or other evidence indicate that the carrying amount of the Company’s assets may not be recoverable. The Company reviews its right-of-use assets for indicators of impairment at the lowest level of identifiable cash flows, as part of its asset portfolio. Impairments primarily result from a site not having current tenant leases or from having expenses in excess of revenues. The Company records impairment charges, which are discussed in note 15, in Other operating expenses in the consolidated statements of operations in the period in which the Company identifies such impairment.
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
The straight-line component of ground rent expense for the years ended December 31, 2025, 2024 and 2023 was $36.2 million, $46.8 million and $24.4 million, respectively.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Stock-Based Compensation—Stock-based compensation expense is measured at the accounting measurement date based on the fair value of the award and is generally recognized as an expense over the service period, which typically represents the vesting period. The Company provides for accelerated vesting and extended exercise periods of stock options and restricted stock units upon an employee’s death or permanent disability, or upon an employee’s qualified retirement, provided certain eligibility criteria are met. Accordingly, the Company recognizes compensation expense for stock options and time-based restricted stock units (“RSUs”) over the shorter of (i) the vesting period or (ii) the period from the date of grant to the date the employee becomes eligible for such benefits due to death, disability or qualified retirement, which may occur upon grant. The expense recognized includes the impact of forfeitures as they occur. Equity awards typically vest ratably. Awards of RSUs and stock options granted prior to March 10, 2023 generally vest over four years. In December 2022, the Company’s Compensation and Human Capital Committee (the “Compensation Committee”) changed the terms of its awards to generally vest over three years. The change in vesting terms is applicable for new awards granted beginning on March 10, 2023 and does not change the vesting terms applicable to grants awarded prior to March 10, 2023.
The Company grants performance-based restricted stock units (“PSUs”) to its executive officers. Threshold, target and maximum parameters are established for a three-year performance period at the time of grant. The metrics are used to calculate the number of shares that will be issuable when the awards vest, which may range from zero to 200% of the target amounts. The Company recognizes compensation expense for PSUs over the three-year vesting period, subject to adjustment based on the date the employee becomes eligible for retirement benefits as well as performance relative to grant parameters. The Company’s PSUs granted in 2024 and certain of the PSUs granted in 2025 also include a market condition component.
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
In connection with the vesting of restricted stock units, the Company withholds from issuance a number of shares of common stock to satisfy certain employee tax withholding obligations arising from such vesting. The shares withheld are considered constructively retired. The Company recognizes the fair value of the shares withheld in Additional paid-in capital on the consolidated balance sheets. As of December 31, 2025, the Company has withheld from issuance an aggregate of 3.6 million shares, including 0.3 million shares related to the vesting of restricted stock units during the year ended December 31, 2025.
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
Retirement Plan—The Company has a 401(k) plan covering nearly all eligible employees who meet certain age and employment requirements. For the years ended December 31, 2025, 2024 and 2023, the Company matched 100% of the first 5% of a participant's contributions. For the years ended December 31, 2025, 2024 and 2023, the Company contributed $15.6 million, $15.0 million and $15.6 million to the plan, respectively.
Stonepeak Development Partnership— During the year ended December 31, 2024, the Company entered into an agreement with Stonepeak (as defined in note 14) to form a joint venture to construct a new data center in Denver, CO (the “Stonepeak Development Partnership”). At formation, the Company contributed assets with a value of $14.6 million to the Stonepeak Development Partnership and acquired a minority ownership interest (Stonepeak holds the controlling interests). The Company accounts for the Stonepeak Development Partnership as an equity method investment. Under this method, investments are recorded at cost, and are adjusted for the Company’s share of the entities’ income or loss and for distributions and

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
contributions. As of December 31, 2025, the carrying value of the investment was $33.7 million which is included in Other non-current assets in the consolidated balance sheets.
Discontinued Operations—The Company classifies the results of operations related to a disposal of assets and liabilities (“the disposal group”) in discontinued operations in the consolidated statements of operations if all of the following criteria are met: (a) the operations and cash flows of the disposal group can be clearly distinguished from the rest of the Company, (b) the disposal group meets the criteria to be classified as held for sale or has been sold or disposed of by other means and (c) the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results.
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
Accounting Standards Updates—In December 2023, the FASB issued guidance which requires public entities to provide enhanced income tax disclosures on an annual basis. The new guidance requires an expanded rate reconciliation and the disaggregation of cash taxes paid by U.S. federal, U.S. state and foreign jurisdictions. The Company adopted this guidance on a retrospective basis for the fiscal year ended December 31, 2025. The adoption of this guidance did not have a material impact on the Company’s financial statements and related disclosures.
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
In November 2025, the FASB issued guidance which is intended to more closely align hedge accounting with the economics of an entity’s risk management activities. The amendments are intended to better reflect those strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. The guidance is effective on a prospective basis for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	As of
	December 31, 2025	December 31, 2024
Prepaid assets	$80.7	$82.6
Prepaid income tax	66.7	77.2
Unbilled receivables	194.8	189.3
Value added tax and other consumption tax receivables	44.5	55.5
Other miscellaneous current assets	99.6	126.0
Prepaid and other current assets	$486.3	$530.6

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
3.    PROPERTY AND EQUIPMENT
Property and equipment (including assets held under finance leases) consisted of the following:

	Estimated Useful Lives (years)	As of
		December 31, 2025	December 31, 2024
Towers (1)	Up to 30	$16,754.6	$15,745.0
Equipment (2)	3 - 20	5,697.3	4,921.8
Buildings and improvements	Up to 40	4,165.7	3,786.3
Land and improvements (3)	Up to 30	4,519.9	4,311.0
Construction-in-progress		1,323.8	1,298.4
Total		32,461.3	30,062.5
Less accumulated depreciation		(12,105.0)	(11,005.7)
Property and equipment, net		$20,356.3	$19,056.8
_______________
(1)    Towers are amortized over the remaining estimated useful life of the tower, taking into account residual value, generally up to 30 years.
(2)    Includes fiber, DAS and data center related assets.
(3)    Estimated useful lives apply to improvements only.
Total depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $1.1 billion, $1.1 billion and $1.4 billion, respectively. Depreciation expense includes amounts related to finance lease assets for the years ended December 31, 2025, 2024 and 2023 of $86.7 million, $86.5 million and $138.5 million, respectively.
Information about finance lease-related balances is as follows:

		As of December 31,
Finance leases:	Classification	2025	2024
Property and equipment	Towers	$2,793.0	$2,786.9
Accumulated depreciation		(1,701.7)	(1,638.7)
Property and equipment, net		$1,091.3	$1,148.2

Property and equipment	Buildings and improvements	$185.8	$185.1
Accumulated depreciation		(111.2)	(106.5)
Property and equipment, net		$74.6	$78.6

Property and equipment	Land	$129.8	$130.6
Accumulated depreciation		(0.0)	(0.2)
Property and equipment, net		$129.8	$130.4

Property and equipment	Equipment	$36.3	$35.0
Accumulated depreciation		(13.9)	(11.4)
Property and equipment, net		$22.4	$23.6
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
As of December 31, 2025, the Company does not have any material related party leases as a lessor. To the extent there are any intercompany leases, these are eliminated in consolidation.
Historically, the Company has been able to successfully renew its applicable leases as needed to ensure continuation of its revenue. Accordingly, the Company assumes that it will have access to the communications infrastructure or ground space underlying its sites when calculating future minimum rental receipts through the end of the respective terms. Future minimum rental receipts expected under non-cancellable operating lease agreements as of December 31, 2025, were as follows:

Fiscal Year	Amount (1) (2)
2026	$8,693.2
2027	8,529.6
2028	7,145.9
2029	6,750.5
2030	5,412.6
Thereafter	17,474.1
Total	$54,005.9
_______________
(1)    Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
(2)    Balances represent contractual amounts owed with no adjustments made for expected collectibility.

The Company generally does not enter into sales-type leases or direct financing leases. If incentives are present in the Company’s leases, they are evaluated to determine proper treatment and, to the extent present, are recorded in Other current assets and Other non-current assets in the consolidated balance sheets and amortized on a straight line basis over the corresponding lease term as a non-cash reduction to revenue. As of December 31, 2025, the remaining weighted average amortization period of the Company’s lease incentives was 9 years. As of December 31, 2025, Other current assets and Other non-current assets include $47.7 million and $350.4 million, respectively, for lease incentives. In addition, the Company’s leases do not include any lessee purchase options.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Lessee—The Company enters into arrangements as a lessee primarily for ground space underneath its communications sites. These arrangements are typically long-term lease agreements with initial non-cancellable terms of approximately five to ten years with one or more automatic or exercisable renewal periods and specified increases in lease payments upon renewal. The Company typically exercises its ground lease renewal options in order to utilize the assets used and provide ongoing tenant space on or in its communications sites through the end of the tenant lease term. Escalation clauses present in operating leases, excluding those tied to CPI or other inflation-based indices, are recognized on a straight-line basis over the estimated lease term of the applicable lease as a component of rent expense. Additionally, the escalations tied to CPI or another inflation-based index are considered variable lease payments. In certain circumstances, the Company enters into revenue sharing arrangements with the ground space owner, which results in variability in lease payments. In most markets outside of the United States, in the event there are no tenants on the communications site, the Company generally has unilateral termination rights and in certain situations, the lease is structured to allow for termination by the Company with minimal or no penalties. Ground lease arrangements usually include annual escalations and do not contain any residual value guarantees or restrictions on dividends, other financial obligations or other similar terms. The Company has entered into certain transactions whereby at the end of a lease, sublease or similar arrangement, the Company has the option to purchase the corresponding communications sites. These transactions are further described in note 17.
The Company’s lease liability is the present value of the remaining minimum rental payments to be made over the remaining lease term, including renewal options reasonably certain to be exercised. The Company also considers termination options and factors those into the determination of lease payments when appropriate. To determine the lease term, the Company considers all renewal periods that are reasonably certain to be exercised, taking into consideration all economic factors, including the communications site’s estimated economic life (generally thirty years) and the respective lease terms of the Company’s tenants under the existing lease arrangements on such site.
The Company assesses its right-of-use asset and other lease-related assets for impairment, as described in note 1. During the years ended December 31, 2025, 2024 and 2023, the Company recorded $7.9 million, $0.8 million and $6.7 million, respectively, of impairment expense related to these assets.
As of December 31, 2025, the Company does not have any material related party leases or finance leases as a lessee. The Company does not have any sale-leaseback arrangements as lessee and typically does not enter into leveraged leases.
The Company leases certain land, buildings, equipment and office space under operating leases and land and improvements, towers, equipment and vehicles under finance leases. As of December 31, 2025, operating lease assets were included in Right-of-use asset and finance lease assets were included in Property and equipment, net in the consolidated balance sheet.
Information about other lease-related balances is as follows:

	As of
	December 31, 2025	December 31, 2024
Operating leases:
Right-of-use asset	$8,426.5	$8,089.6

Current portion of lease liability	$584.9	$576.7
Lease liability	7,158.7	6,875.6
Total operating lease liability	$7,743.6	$7,452.3
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
The weighted-average remaining lease terms and incremental borrowing rates are as follows:

	As of
	December 31, 2025	December 31, 2024
Operating leases:
Weighted-average remaining lease term (years)	13.4	14.3
Weighted-average incremental borrowing rate	6.6%	6.5%

The following table sets forth the components of lease cost for the years ended December 31,:

	2025	2024	2023
Operating lease cost	$1,131.4	$994.2	$1,084.1
Variable lease costs not included in lease liability (1)	351.3	489.2	434.5
_______________
(1)    Primarily includes property tax paid on behalf of the landlord.
Supplemental cash flow information is as follows for the years ended December 31,:

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,108.5)	$(1,202.7)	$(1,264.8)

Non-cash items:
New operating leases (1)	$154.6	$230.0	$245.7
Operating lease modifications and reassessments (2)	$445.3	$859.9	$405.9
Reduction of operating lease liability due to the ATC TIPL Transaction	$—	$(766.4)	$—
_______________
(1)    Amount includes new operating leases and leases acquired in connection with acquisitions.
(2)    For the year ended December 31, 2024, reflects a $515 million increase as a result of the Company’s change in estimated useful lives on January 1, 2024, as additional renewal options may be included.
As of December 31, 2025, the Company does not have material operating or financing leases that have not yet commenced.
Maturities of operating lease liabilities as of December 31, 2025 were as follows:

Fiscal Year	Operating Lease (1)
2026	$1,028.4
2027	1,005.5
2028	959.3
2029	916.1
2030	865.6
Thereafter	7,201.7
Total lease payments	11,976.6
Less amounts representing interest	(4,233.0)
Total lease liability	7,743.6
Less current portion of lease liability	584.9
Non-current lease liability	$7,158.7
_______________
(1)    Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
5.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying value of goodwill for each of the Company’s business segments were as follows:

	Property					Services	Total
	U.S. & Canada	Africa & APAC (1)	Europe	Latin America	Data Centers
Balance as of December 31, 2023	$4,638.6	$504.9	$3,051.9	$966.1	$2,920.0	$2.0	$12,083.5
Effect of foreign currency translation	(3.9)	11.6	(189.6)	(133.5)	—	—	(315.4)
Balance as of December 31, 2024	$4,634.7	$516.5	$2,862.3	$832.6	$2,920.0	$2.0	$11,768.1
Other (2)	—	(6.1)	—	—	—	—	(6.1)
Impairments (3)	—	(6.5)	—	—	—	—	(6.5)
Effect of foreign currency translation	2.1	18.0	385.0	94.9	—	—	500.0
Balance as of December 31, 2025	$4,636.8	$521.9	$3,247.3	$927.5	$2,920.0	$2.0	$12,255.5
_______________
(1)    Excludes goodwill associated with the India reporting unit, which is reported as discontinued operations. See note 21 for further discussion.
(2)    Other represents the goodwill associated with the sale of South Africa Fiber, which was sold during the year ended December 31, 2025.
(3)    Includes $6.5 million of goodwill impairments associated with the Bangladesh reporting unit.
Goodwill Impairment
The Company reviews goodwill for impairment annually (as of December 31) or whenever events or circumstances indicate the carrying amount of an asset may not be recoverable, as further discussed in note 1.
For the year ended December 31, 2025, the Company estimated the fair value of the Bangladesh reporting unit using, among other things, indications of value received from third parties in connection with the Company’s review of various strategic alternatives for its Bangladesh operations. As a result, the Company recorded a goodwill impairment charge of $6.5 million. The goodwill impairment charge is recorded in Other operating expense in the consolidated statements of operations for the year ended December 31, 2025.
The Company’s other intangible assets subject to amortization consisted of the following:

		As of December 31, 2025			As of December 31, 2024
	Estimated Useful Lives (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired network location intangibles (1)	Up to 30	$5,511.3	$(2,798.4)	$2,712.9	$5,365.4	$(2,659.8)	$2,705.6
Acquired tenant-related intangibles	Up to 30	18,636.8	(7,609.3)	11,027.5	17,666.0	(6,823.7)	10,842.3
Acquired licenses and other intangibles	2-30	1,332.8	(542.5)	790.3	1,406.8	(480.4)	926.4
Total other intangible assets		$25,480.9	$(10,950.2)	$14,530.7	$24,438.2	$(9,963.9)	$14,474.3
_______________
(1)    Acquired network location intangibles are amortized over the remaining estimated useful life of the tower, taking into account residual value, generally up to 30 years, as the Company considers these intangibles to be directly related to the tower assets.

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
The Company amortizes its acquired intangible assets on a straight-line basis over their estimated useful lives. As of December 31, 2025, the remaining weighted average amortization period of the Company’s intangible assets was 20 years.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Amortization of intangible assets for the years ended December 31, 2025, 2024 and 2023 was $879.7 million, $892.0 million and $1.4 billion, respectively.
Based on current exchange rates, the Company expects to record amortization expense as follows over the next five years:

Fiscal Year	Amount
2026	$852.1
2027	834.9
2028	825.6
2029	808.9
2030	797.1
6.    ACQUISITIONS
The Company evaluates each of its acquisitions under the accounting guidance framework to determine whether to treat an acquisition as an asset acquisition or a business combination. For those transactions treated as asset acquisitions, the purchase price is allocated to the assets or rights acquired and liabilities assumed, with no recognition of goodwill. For those transactions treated as business combinations, the estimates of the fair value of the assets or rights acquired and liabilities assumed at the date of the applicable acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date), and may include an allocation to goodwill.
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
Impact of current year acquisitions—The Company typically acquires communications sites and other communications infrastructure assets from wireless carriers or other tower operators and subsequently integrates those sites and related assets into its existing portfolio of communications sites and related assets. In the United States, acquisitions may also include data center facilities and related assets. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the year ended December 31, 2025 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend on, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Communications sites acquired from communications service providers may never have been operated as a business and may instead have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.
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
During the years ended December 31, 2025, 2024 and 2023, the Company recorded acquisition, disposition and merger related expenses for business combinations, dispositions and non-capitalized asset acquisition costs and integration costs as follows:

	Year Ended December 31,
	2025	2024	2023
Acquisition, disposition and merger related expenses	$0.2	$3.3	$16.9
Integration costs	$5.2	$8.9	$16.3

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
During the years ended December 31, 2025, 2024 and 2023, the Company recorded net benefits of $14.7 million, $23.4 million and $10.3 million related to pre-acquisition contingencies and settlements, respectively.
2025 Transactions
The estimated aggregate impact of the acquisitions completed in 2025 on the Company’s revenues and gross margin for the year ended December 31, 2025 was not material to the Company’s operating results. Acquisitions completed in 2025 were included in the Company’s U.S. & Canada, Europe and Data Centers property segments.
Other Acquisitions—During the year ended December 31, 2025, the Company acquired a total of 312 communications sites, as well as other communications infrastructure assets, data center facilities and related assets, in the United States, Canada, France and Spain for an aggregate purchase price of $403.6 million. Of the aggregate purchase price, $24.1 million, is reflected as a payable in the consolidated balance sheet as of December 31, 2025, which includes accrued contingent consideration and the CoreSite DE1 Note (as defined in note 8). These acquisitions were accounted for as asset acquisitions.
The following table summarizes the allocations of the purchase prices for the fiscal year 2025 acquisitions based upon their estimated fair value at the date of acquisition:

Other
Current assets	$11.7
Property and equipment	251.2
Intangible assets (1):
Tenant-related intangible assets	77.2
Network location intangible assets	51.8
Other intangible assets	6.4
Other non-current assets	33.2
Current liabilities	(1.5)
Other non-current liabilities	(26.4)
Net assets acquired	403.6
Purchase price	$403.6
______________
(1)    Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets.

In addition to the acquisitions discussed above, during the year ended December 31, 2025, the Company purchased 104 towers in connection with the AT&T transaction described in note 17 for an aggregate purchase price of $82.0 million.
During the year ended December 31, 2025, the Company made 91.7 million EUR (approximately $107.2 million) of deferred payments, including post-closing adjustments, associated with the Company’s acquisition of the European and Latin American tower divisions from Telxius Telecom, S.A. in 2021 (the “Telxius Acquisition”), which is included in Deferred financing costs and other financing activities in the cash flows from financing activities in the Company’s consolidated statements of cash flows.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
7.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of
	December 31, 2025	December 31, 2024
Accrued construction costs	$195.6	$166.7
Accrued income tax payable	26.5	20.6
Accrued pass-through costs	65.6	56.8
Amounts payable for acquisitions (1)	128.0	106.4
Amounts payable to tenants	70.9	74.7
Accrued property and real estate taxes	157.0	199.3
Accrued rent	52.0	54.7
Payroll and related withholdings	137.6	129.6
Other accrued expenses	279.3	273.2
Accrued expenses	$1,112.5	$1,082.0
_______________
(1)As of December 31, 2025 and December 31, 2024 includes $106.9 million and $94.9 million of deferred payments, respectively, including post-closing adjustments, associated with the Telxius Acquisition due in 2026 and 2025, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
8.    LONG-TERM OBLIGATIONS
Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums and debt issuance costs, consisted of the following:

	As of
	December 31, 2025	December 31, 2024	Contractual Interest Rate (1)	Maturity Date (1)
2021 Multicurrency Credit Facility (2)	$380.0	$—	4.839%	January 28, 2028
2021 Term Loan (2)	998.1	997.9	4.839%	January 28, 2028
2021 Credit Facility (2)	—	—	—%	January 28, 2030
2.950% senior notes (3)	—	650.0	N/A	N/A
2.400% senior notes (4)	—	749.7	N/A	N/A
1.375% senior notes (5)(6)	—	517.3	N/A	N/A
4.000% senior notes (7)	—	749.4	N/A	N/A
1.300% senior notes (8)	—	499.3	N/A	N/A
4.400% senior notes (9)	499.9	499.3	4.400%	February 15, 2026
1.600% senior notes	699.7	698.5	1.600%	April 15, 2026
1.950% senior notes (6)	586.9	516.4	1.950%	May 22, 2026
1.450% senior notes	598.9	597.4	1.450%	September 15, 2026
3.375% senior notes	998.5	996.6	3.375%	October 15, 2026
3.125% senior notes	399.6	399.3	3.125%	January 15, 2027
2.750% senior notes	749.0	748.0	2.750%	January 15, 2027
0.450% senior notes (6)	879.7	774.1	0.450%	January 15, 2027
0.400% senior notes (6)	585.8	515.0	0.400%	February 15, 2027
3.650% senior notes	648.0	646.4	3.650%	March 15, 2027
4.125% senior notes (6)	703.1	618.5	4.125%	May 16, 2027
3.55% senior notes	748.7	747.9	3.550%	July 15, 2027
3.600% senior notes	697.9	697.0	3.600%	January 15, 2028
0.500% senior notes (6)	878.3	772.6	0.500%	January 15, 2028
1.500% senior notes	648.5	647.8	1.500%	January 31, 2028
5.500% senior notes	696.5	695.0	5.500%	March 15, 2028
5.250% senior notes	646.4	645.2	5.250%	July 15, 2028
5.800% senior notes	745.9	744.6	5.800%	November 15, 2028
5.200% senior notes	645.1	643.7	5.200%	February 15, 2029
3.950% senior notes	596.0	594.8	3.950%	March 15, 2029
0.875% senior notes (6)	878.2	773.0	0.875%	May 21, 2029
3.800% senior notes	1,642.4	1,640.5	3.800%	August 15, 2029
2.900% senior notes	746.0	745.1	2.900%	January 15, 2030
5.000% senior notes	594.4	593.2	5.000%	January 31, 2030
4.900% senior notes	848.0	—	4.900%	March 15, 2030
3.900% senior notes (6)	583.3	512.9	3.900%	May 16, 2030
2.100% senior notes	745.2	744.1	2.100%	June 15, 2030
0.950% senior notes (6)	583.1	512.6	0.950%	October 5, 2030
1.875% senior notes	795.2	794.3	1.875%	October 15, 2030
2.700% senior notes	696.3	695.6	2.700%	April 15, 2031
4.625% senior notes (6)	582.2	511.7	4.625%	May 16, 2031
2.300% senior notes	694.5	693.6	2.300%	September 15, 2031
1.000% senior notes (6)	758.8	667.6	1.000%	January 15, 2032
4.050% senior notes	644.4	643.7	4.050%	March 15, 2032
3.625% senior notes (6)	583.9	—	3.625%	May 30, 2032
4.700% senior notes	840.4	—	4.700%	December 15, 2032
5.650% senior notes	792.3	791.4	5.650%	March 15, 2033
1.250% senior notes (6)	582.4	512.1	1.250%	May 21, 2033
5.550% senior notes	842.2	841.4	5.550%	July 15, 2033
5.900% senior notes	742.9	742.2	5.900%	November 15, 2033

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

5.450% senior notes	641.5	640.6	5.450%	February 15, 2034
4.100% senior notes (6)	580.8	510.5	4.100%	May 16, 2034
5.400% senior notes	592.5	591.9	5.400%	January 31, 2035
5.350% senior notes	731.4	—	5.350%	March 15, 2035
3.700% senior notes	592.8	592.6	3.700%	October 15, 2049
3.100% senior notes	1,039.1	1,038.8	3.100%	June 15, 2050
2.950% senior notes	1,024.5	1,023.8	2.950%	January 15, 2051
Total American Tower Corporation debt	35,409.2	34,174.9

Series 2015-2 Notes (10)	—	524.7	N/A	N/A
Series 2018-1A Securities (11)	498.3	497.6	3.652%	March 15, 2028
Series 2023-1A Securities (12)	1,291.7	1,288.0	5.490%	March 15, 2028
Other subsidiary debt (13)	5.2	—	Various	Various
Total American Tower subsidiary debt	1,795.2	2,310.3
Finance lease obligations	15.9	16.6
Total	37,220.3	36,501.8
Less current portion of long-term obligations	(3,387.8)	(3,693.0)
Long-term obligations	$33,832.5	$32,808.8
_______________
(1)Reflects interest rate or maturity date as of December 31, 2025.
(2)Accrues interest at a variable rate.
(3)Repaid in full on January 14, 2025 using cash on hand and borrowings under the 2021 Multicurrency Credit Facility (as defined below).
(4)Repaid in full on March 14, 2025 using proceeds from the issuance of the 4.900% Notes and 5.350% Notes (each as defined below).
(5)Repaid in full on April 3, 2025 using borrowings under the 2021 Multicurrency Credit Facility and cash on hand.
(6)Notes are denominated in EUR.
(7)Repaid in full on May 30, 2025 using borrowings under the 2021 Credit Facility (as defined below) and cash on hand.
(8)Repaid in full on September 12, 2025 using borrowings under the 2021 Credit Facility.
(9)Repaid in full on February 13, 2026 using borrowings under the 2021 Credit Facility and cash on hand.
(10)Repaid in full on June 16, 2025 using borrowings under the 2021 Multicurrency Credit Facility and cash on hand.
(11)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.
(12)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2053.
(13)As of December 31, 2025, includes the Bangladesh Term Loan and the CoreSite DE1 Note (each as defined below).
Current portion of long-term obligations—The Company’s current portion of long-term obligations primarily includes (i) $500.0 million aggregate principal amount of the Company’s 4.400% senior unsecured notes due February 15, 2026, (ii) $700.0 million aggregate principal amount of the Company’s 1.600% senior unsecured notes due April 15, 2026, (iii) 500.0 million EUR aggregate principal amount of the Company’s 1.950% senior unsecured notes due May 22, 2026, (iv) $600.0 million aggregate principal amount of the Company’s 1.450% senior unsecured notes due September 15, 2026, and (v) $1.0 billion aggregate principal amount of the Company’s 3.375% senior unsecured notes due October 15, 2026.
American Tower Corporation Debt
Bank Facilities
Amendments to Bank Facilities—On January 28, 2025, the Company amended its (i) $6.0 billion senior unsecured multicurrency revolving credit facility, as amended and restated in December 2021, as further amended (the “2021 Multicurrency Credit Facility”), (ii) $4.0 billion senior unsecured revolving credit facility, as amended and restated in December 2021, as further amended (the “2021 Credit Facility”) and (iii) $1.0 billion unsecured term loan, as amended and restated in December 2021, as further amended (the “2021 Term Loan”).
These amendments, among other things,
i.extend the maturity dates of the 2021 Multicurrency Credit Facility and the 2021 Credit Facility to January 28, 2028 and January 28, 2030, respectively;
ii.extend the maturity date of the 2021 Term Loan to January 28, 2028; and
iii.update the Applicable Margins (as defined in the loan agreements).
2021 Multicurrency Credit Facility—During the year ended December 31, 2025, the Company borrowed an aggregate of $2.4 billion, including 492.0 million EUR ($529.1 million as of the borrowing date) and repaid an aggregate of $2.0 billion,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
including 492.0 million EUR ($549.9 million as of the repayment date) of revolving indebtedness under the 2021 Multicurrency Credit Facility. The Company used the borrowings to repay outstanding indebtedness, including the 2.950% Notes, the 1.375% Notes and the Series 2015-2 Notes (each as defined below), and for general corporate purposes.
2021 Credit Facility—During the year ended December 31, 2025, the Company borrowed an aggregate of $3.7 billion and repaid an aggregate of $3.7 billion of revolving indebtedness under the 2021 Credit Facility. The Company used the borrowings to repay outstanding indebtedness, including the 4.000% Notes and the 1.300% Notes (each as defined below), and for general corporate purposes.
As of December 31, 2025, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 Term Loan were as follows:

	Outstanding Principal Balance	Undrawn letters of credit	Maturity Date		Current margin over SOFR or EURIBOR (1)	Current commitment fee (2)
2021 Multicurrency Credit Facility	$380.0	$7.0	January 28, 2028	(3)	0.875%	0.100%
2021 Credit Facility	$—	$29.8	January 28, 2030	(3)	0.875%	0.100%
2021 Term Loan	$1,000.0	N/A	January 28, 2028		0.875%	N/A
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
Repayment of 1.375% Senior Notes—On April 3, 2025, the Company repaid 500.0 million EUR aggregate principal amount of the Company’s 1.375% senior unsecured notes due 2025 (the “1.375% Notes”) upon their maturity. The 1.375% Notes were repaid using borrowings under the 2021 Multicurrency Credit Facility and cash on hand. Upon completion of the repayment, none of the 1.375% Notes remained outstanding.
Repayment of 4.000% Senior Notes—On May 30, 2025, the Company repaid $750.0 million aggregate principal amount of the Company’s 4.000% senior unsecured notes due 2025 (the “4.000% Notes”) upon their maturity. The 4.000% Notes were repaid using borrowings under the 2021 Credit Facility and cash on hand. Upon completion of the repayment, none of the 4.000% Notes remained outstanding.
Repayment of 1.300% Senior Notes—On September 12, 2025, the Company repaid $500.0 million aggregate principal amount of the Company’s 1.300% senior unsecured notes due 2025 (the “1.300% Notes”) upon their maturity. The 1.300% Notes were repaid using borrowings under the 2021 Credit Facility. Upon completion of the repayment, none of the 1.300% Notes remained outstanding.

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
3.625% Senior Notes Offering—On May 30, 2025, the Company completed a registered public offering of 500.0 million EUR (approximately $567.4 million at the date of issuance) aggregate principal amount of 3.625% senior unsecured notes due 2032 (the “3.625% Notes”). The net proceeds from this offering were approximately 496.8 million EUR (approximately $563.7 million at the date of issuance), after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2021 Multicurrency Credit Facility and for general corporate purposes.
4.700% Senior Notes Offering—On December 5, 2025, the Company completed a registered public offering of $850.0 million aggregate principal amount of 4.700% senior unsecured notes due 2032 (the “4.700% Notes,” and, collectively with the 4.900% Notes, the 5.350% Notes and the 3.625% Notes, the “Notes”). The net proceeds from this offering were approximately $839.5 million, after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2021 Credit Facility.
The following table outlines key terms related to the Company’s outstanding senior notes as of December 31, 2025:

		Adjustments to Principal Amount (1)
	Aggregate Principal Amount	2025	2024	Interest payments due (2)	Issue Date	Par Call Date (3)
4.400% Notes	$500.0	(0.1)	(0.7)	February 15 and August 15	January 12, 2016	November 15, 2025
1.600% Notes	700.0	(0.3)	(1.5)	April 15 and October 15	March 29, 2021	March 15, 2026
1.950% Notes (4)	587.3	(0.4)	(1.3)	May 22	May 22, 2018	February 22, 2026
1.450% Notes	600.0	(1.1)	(2.6)	March 15 and September 15	September 27, 2021	August 15, 2026
3.375% Notes	1,000.0	(1.5)	(3.4)	April 15 and October 15	May 13, 2016	July 15, 2026
3.125% Notes	400.0	(0.4)	(0.7)	January 15 and July 15	September 30, 2016	October 15, 2026
2.750% Notes	750.0	(1.0)	(2.0)	January 15 and July 15	October 3, 2019	November 15, 2026
0.450% Notes (4)	880.9	(1.2)	(2.4)	January 15	May 21, 2021	November 15, 2026
0.400% Notes (4)	587.3	(1.5)	(2.7)	February 15	October 5, 2021	December 15, 2026
3.650% Notes	650.0	(2.0)	(3.6)	March 15 and September 15	April 1, 2022	February 15, 2027
4.125% Notes (4)	704.7	(1.6)	(2.7)	May 16	May 16, 2023	March 16, 2027
3.55% Notes	750.0	(1.3)	(2.1)	January 15 and July 15	June 30, 2017	April 15, 2027
3.600% Notes	700.0	(2.1)	(3.0)	January 15 and July 15	December 8, 2017	October 15, 2027
0.500% Notes (4)	880.9	(2.6)	(3.9)	January 15	September 10, 2020	October 15, 2027
1.500% Notes	650.0	(1.5)	(2.2)	January 31 and July 31	November 20, 2020	November 30, 2027
5.500% Notes	700.0	(3.5)	(5.0)	March 15 and September 15	March 3, 2023	February 15, 2028
5.250% Notes	650.0	(3.6)	(4.8)	January 15 and July 15	May 25, 2023	June 15, 2028
5.800% Notes	750.0	(4.1)	(5.4)	May 15 and November 15	September 15, 2023	October 15, 2028
5.200% Notes	650.0	(4.9)	(6.3)	February 15 and August 15	March 7, 2024	January 15, 2029
3.950% Notes	600.0	(4.0)	(5.2)	March 15 and September 15	March 15, 2019	December 15, 2028

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

0.875% Notes (4)	880.9	(2.7)	(3.5)	May 21	May 21, 2021	February 21, 2029
3.800% Notes	1,650.0	(7.6)	(9.5)	February 15 and August 15	June 13, 2019	May 15, 2029
2.900% Notes	750.0	(4.0)	(4.9)	January 15 and July 15	January 10, 2020	October 15, 2029
5.000% Notes	600.0	(5.6)	(6.8)	January 31 and July 31	November 21, 2024	December 31, 2029
4.900% Notes (5)	850.0	(2.0)	—	March 15 and September 15	March 14, 2025	February 15, 2030
3.900% Notes (4)	587.3	(4.0)	(4.8)	May 16	May 29, 2024	February 16, 2030
2.100% Notes	750.0	(4.8)	(5.9)	June 15 and December 15	June 3, 2020	March 15, 2030
0.950% Notes (4)	587.3	(4.2)	(5.1)	October 5	October 5, 2021	July 5, 2030
1.875% Notes	800.0	(4.8)	(5.7)	April 15 and October 15	September 28, 2020	July 15, 2030
2.700% Notes	700.0	(3.7)	(4.4)	April 15 and October 15	March 29, 2021	January 15, 2031
4.625% Notes (4)	587.3	(5.1)	(6.0)	May 16	May 16, 2023	February 16, 2031
2.300% Notes	700.0	(5.5)	(6.4)	March 15 and September 15	September 27, 2021	June 15, 2031
1.000% Notes (4)	763.4	(4.6)	(5.3)	January 15	September 10, 2020	October 15, 2031
4.050% Notes	650.0	(5.6)	(6.3)	March 15 and September 15	April 1, 2022	December 15, 2031
3.625% Notes (4)	587.3	(3.4)	—	May 30	May 30, 2025	March 30, 2032
4.700% Notes	850.0	(9.6)	—	June 15 and December 15	December 5, 2025	October 15, 2032
5.650% Notes	800.0	(7.7)	(8.6)	March 15 and September 15	March 3, 2023	December 15, 2032
1.250% Notes (4)	587.3	(4.9)	(5.6)	May 21	May 21, 2021	February 21, 2033
5.550% Notes	850.0	(7.8)	(8.6)	January 15 and July 15	May 25, 2023	April 15, 2033
5.900% Notes	750.0	(7.1)	(7.8)	May 15 and November 15	September 15, 2023	August 15, 2033
5.450% Notes	650.0	(8.5)	(9.4)	February 15 and August 15	March 7, 2024	November 15, 2033
4.100% Notes (4)	587.3	(6.5)	(7.2)	May 16	May 29, 2024	February 16, 2034
5.400% Notes	600.0	(7.5)	(8.1)	January 31 and July 31	November 21, 2024	October 31, 2034
5.350% Notes (5)	725.0	6.4	—	March 15 and September 15	March 14, 2025	December 15, 2034
3.700% Notes	600.0	(7.2)	(7.4)	April 15 and October 15	October 3, 2019	April 15, 2049
3.100% Notes (6)	1,050.0	(10.9)	(11.2)	June 15 and December 15	June 3, 2020	December 15, 2049
2.950% Notes (7)	1,050.0	(25.5)	(26.2)	January 15 and July 15	November 20, 2020	July 15, 2050
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
(4)    Notes are denominated in EUR.
(5)    The original issue date for the Initial 4.900% Notes and the Initial 5.350% Notes was March 14, 2025. The issue date for the Reopened 4.900% Notes and the Reopened 5.350% was September 16, 2025.
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
Each applicable supplemental indenture for the notes contains certain covenants that restrict the Company’s ability to merge, consolidate or sell assets and its (together with its subsidiaries’) ability to incur liens. These covenants are subject to a number

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
of exceptions, including that the Company and its subsidiaries may incur certain liens on assets, mortgages or other liens securing indebtedness if the aggregate amount of indebtedness secured by such liens does not exceed 3.5x Adjusted EBITDA, as defined in the applicable supplemental indenture. As of December 31, 2025, the Company was in compliance with each of these covenants.
American Tower Subsidiary Debt
Securitization
As of December 31, 2025, the Company has a securitization in place. Cash flows generated by the communications sites that secure the securitized debt of the Company are only available for payment of such debt and are not available to pay the Company’s other obligations or the claims of its creditors. However, subject to certain restrictions, the Company holds the right to receive the excess cash flows not needed to service the securitized debt and other obligations arising out of the securitization. The securitized debt is the obligation of the issuers thereof or borrowers thereunder, as applicable, and their subsidiaries, and not of the Company or its other subsidiaries.
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
On March 29, 2018, the Company completed a securitization transaction (the “2018 Securitization,” and, together with the 2023 Securitization, the “Trust Securitization”), in which the Trust issued $500.0 million aggregate principal amount of Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”). To satisfy the Risk Retention Rules, the Trust issued, and one of the Company’s affiliates purchased, $26.4 million aggregate principal amount of Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”) to retain an “eligible horizontal residual interest” (as defined in the Risk Retention Rules) in an amount equal to at least 5% of the fair value of the 2018 Securities.
The assets of the Trust consist of a nonrecourse loan broken into components or “componentized” (the “Loan”), which secures each of the 2018 Securities and the 2023 Securities. The AMT Asset Subs are jointly and severally liable under the Loan, which is secured primarily by mortgages on the AMT Asset Subs’ interests in 5,023 broadcast and wireless communications towers and related assets (the “Trust Sites”).
The 2023 Securities correspond to components of the Loan made to the AMT Asset Subs pursuant to the Second Supplement and Amendment dated as of March 13, 2023 to the Second Amended and Restated Loan and Security Agreement dated as of March 29, 2018 (the “Loan Agreement,” which continues to govern the 2018 Securities, and collectively, the “Trust Loan Agreement”).
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
Under the terms of the Loan Agreement, amounts due will be paid from the cash flows generated by the Trust Sites, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the Loan Agreement. On a monthly basis, after payment of all required amounts under the Loan Agreement, including interest payments, subject to the conditions described below, the excess cash flows generated from the operation of such assets are released to the AMT Asset Subs, as applicable, which can then be distributed to, and used by, the Company.
In order to distribute any excess cash flow to the Company, the AMT Asset Subs must maintain a specified debt service coverage ratio (the “DSCR”), which is generally calculated as the ratio of the net cash flow (as defined in the applicable agreement) to the amount of interest, servicing fees and trustee fees required to be paid over the succeeding 12 months on the principal amount of the Loan that will be outstanding on the payment date following such date of determination. If the DSCR were equal to or below 1.30x (the “Cash Trap DSCR”) for any quarter, then all cash flow in excess of amounts required to make debt service payments, fund required reserves, pay management fees and budgeted operating expenses and make other payments required under the applicable transaction documents, referred to as excess cash flow, will be deposited into a reserve account (the “Cash Trap Reserve Account”) instead of being released to the AMT Asset Subs. The funds in the Cash Trap Reserve Account will not be released to the AMT Asset Subs unless the DSCR exceeds the Cash Trap DSCR for two consecutive calendar quarters.
Additionally, an “amortization period” commences if, as of the end of any calendar quarter, the DSCR is equal to or below 1.15x (the “Minimum DSCR”) and will continue to exist until the DSCR exceeds the Minimum DSCR for two consecutive calendar quarters. With respect to the Trust Securities, an “amortization period” also commences if, on the anticipated repayment date the component of the Loan corresponding to the applicable subclass of the Trust Securities has not been repaid in full, provided that such amortization period shall apply with respect to such component that has not been repaid in full. During an amortization period, all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to pay the principal of the Loan on each monthly payment date.
The Loan may be prepaid in whole or in part at any time, provided such payment is accompanied by the applicable prepayment consideration. If the prepayment occurs within (i) 36 months of the anticipated repayment date with respect to the 2018 Securities and (ii) 12 months of the anticipated repayment date for the 2023 Securities, no prepayment consideration is due.
The Loan Agreement includes operating covenants and other restrictions customary for transactions subject to rated securitizations. Among other things, the AMT Asset Subs are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets subject to customary carve-outs for ordinary course trade payables and permitted encumbrances (as defined in the Loan Agreement). The organizational documents of the AMT Asset Subs contain provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that they maintain independent directors. The Loan Agreement also contains certain covenants that require the AMT Asset Subs to provide the trustee with regular financial reports and operating budgets, promptly notify such trustee of events of default and material breaches under the Loan Agreement and other agreements related to the Trust Sites and allow the trustee reasonable access to the sites, including the right to conduct site investigations.
A failure to comply with the covenants in the Loan Agreement could prevent the AMT Asset Subs from distributing excess cash flow to the Company. Furthermore, if the AMT Asset Subs were to default on the Loan, the trustee may seek to foreclose

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
upon or otherwise convert the ownership of all or any portion of the Trust Sites, in which case the Company could lose the revenue and cash flows associated with those assets.
Further, under the Loan Agreement, the AMT Asset Subs are required to maintain reserve accounts, including for ground rents, real estate and personal property taxes and insurance premiums, and, in certain circumstances under the Loan Agreement, to reserve a portion of advance rents from tenants on the Trust Sites. Based on the terms of the Loan Agreement, all rental cash receipts received for each month are reserved for the succeeding month and held in an account controlled by the applicable trustee and then released. The $69.0 million held in the reserve accounts with respect to the Trust Securitization as of December 31, 2025 is classified as Restricted cash on the Company’s accompanying consolidated balance sheets.
Other Subsidiary Debt—Each of the agreements governing the other subsidiary debt contains contractual covenants and other restrictions. Failure to comply with certain of the financial and operating covenants could constitute a default under the applicable debt agreement, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.
Bangladesh Term Loan—In March 2025, the Company entered into a 400.0 million BDT (approximately $3.3 million) term loan with a maturity date that is eight years from the date of the first draw thereunder (the “Bangladesh Term Loan”). On March 24, 2025, the Company borrowed 150.0 million BDT (approximately $1.2 million) under the Bangladesh Term Loan. The Bangladesh Term Loan bears interest at 13.50% per annum, subject to quarterly resets. Interest is payable quarterly. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The Bangladesh Term Loan does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium. As of December 31, 2025, 150.0 million BDT (approximately $1.2 million) was outstanding under the Bangladesh Term Loan.
CoreSite DE1 Note—On April 1, 2025, in connection with the Company’s acquisition of a multi-tenant data center facility in Denver, Colorado, in which it previously leased space (“DE1”), the Company entered into an agreement to pay $5.0 million of purchase price to the seller in monthly installments through March 31, 2028 (the “CoreSite DE1 Note”). The CoreSite DE1 Note accrues interest at the prime rate as announced by Bank of America, N.A plus 200 basis points. As of December 31, 2025, the interest rate was 9.50% per annum. Interest is payable monthly in arrears. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The CoreSite DE1 Note may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium, provided that if such prepayment is made prior to April 1, 2027, the Company is required to pay any additional interest which would have accrued under the CoreSite DE1 Note in the ordinary course through April 1, 2027. As of December 31, 2025, approximately $4.0 million was outstanding under the CoreSite DE1 Note.
Finance Lease Obligations—The Company’s finance lease obligations approximated $15.9 million and $16.6 million as of December 31, 2025 and 2024, respectively.
Maturities—Aggregate principal maturities of long-term debt, including finance leases, for the next five years and thereafter are expected to be:

Fiscal Year	Amount
2026	$3,387.8
2027	4,726.7
2028	7,513.2
2029	3,782.0
2030	4,925.3
Thereafter	13,099.9
Total cash obligations	37,434.9
Unamortized discounts, premiums and debt issuance costs, net	(214.6)
Balance as of December 31, 2025	$37,220.3

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
9.    ASSET RETIREMENT OBLIGATIONS
The changes in the carrying amount of the Company’s asset retirement obligations were as follows:

	2025	2024
Beginning balance as of January 1,	$2,393.8	$2,080.0
Additions	12.1	15.5
Accretion expense	37.8	35.5
Revisions in estimates (1)	93.5	304.1
Settlements	(24.3)	(41.3)
Balance as of December 31,	$2,512.9	$2,393.8
______________
(1)Revisions in estimates include an increase to the liability of $131.3 million and a decrease to the liability of $125.0 million related to foreign currency translation for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2024 includes a $470.0 million increase in the asset retirement obligation liability as a result of the Company’s change in the estimated settlement dates on January 1, 2024.
As of December 31, 2025, the estimated undiscounted future cash outlay for asset retirement obligations was $4.6 billion.
10.    FAIR VALUE MEASUREMENTS
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
Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows:

	December 31, 2025			December 31, 2024
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investments in equity securities (1)	$15.3	$161.6	—	$98.6	$5.3	—
_______________
(1)    Investments in equity securities are recorded in Notes receivable and other non-current assets in the consolidated balance sheets at fair value. Unrealized holding gains and losses for equity securities are recorded in Other income (expense) in the consolidated statements of operations in the current period. During the year ended December 31, 2025, the Company recognized an unrealized gain of $121.3 million, for equity securities held as of December 31, 2025. During the year ended December 31, 2024, the Company recognized an unrealized gain of $70.4 million for equity securities held as of December 31, 2024.
Sale of Equity Securities—During the year ended December 31, 2025, the Company completed the sale of equity securities in the U.S. The net proceeds for this transaction were approximately $159.6 million after deducting commissions and fees. During the year ended December 31, 2025, the Company recognized a gain of $111.3 million for equity securities sold during the period.
Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
During the year ended December 31, 2025, long-lived assets held and used with a carrying value of $33.7 billion included assets of $0.1 billion that were subject to fair value measurement and were written down to their net realizable value of less than $0.1 billion as a result of an asset impairment charge of $94.2 million. During the year ended December 31, 2024, long-lived assets held and used with a carrying value of $32.3 billion included assets of less than $0.1 billion that were subject to fair value measurement and written down to their net realizable value of less than $0.1 billion as a result of an asset impairment charge of $68.6 million. The asset impairment charges are recorded in Other operating expenses in the accompanying consolidated statements of operations. These adjustments were determined by comparing the estimated fair value of the subject assets utilizing projected future discounted cash flows to be provided from the long-lived assets to the asset’s carrying value.
The significant unobservable inputs used to determine the fair value of the individual tower and acquired network location intangible assets subject to impairment in 2025 and 2024 included the following:

	Year Ended December 31,
	2025		2024
	Range	Weighted Average	Range	Weighted Average
Terminal growth rates on cash flows (1)	2% to 12%	3%	2% to 8%	3%
Weighted average cost of capital (2)	7% to 27%	9%	6% to 56%	10%
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
There were no other items measured at fair value on a nonrecurring basis during the years ended December 31, 2025 and 2024.
Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at December 31, 2025 and 2024 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of December 31, 2025, the carrying value and fair value of long-term obligations, including the current portion, were $37.2 billion and $36.1 billion, respectively, of which $32.9 billion was measured using Level 1 inputs and $3.2 billion was measured using Level 2 inputs. As of December 31, 2024, the carrying value and fair value of long-term obligations, including the current portion, and amounts presented as discontinued operations, were $36.5 billion and $34.6 billion, respectively, of which $31.3 billion was measured using Level 1 inputs and $3.3 billion was measured using Level 2 inputs.
Net Investment Hedge—On June 1, 2025, the Company designated approximately 4.7 billion EUR (approximately $5.3 billion at the designation date) of senior unsecured notes as a non-derivative net investment hedge on the Company’s net investments in its European subsidiaries (as discussed in note 1).
The following table presents the contractual amounts of the Company's outstanding instruments:

		As of
	Designation	December 31, 2025	December 31, 2024
Foreign currency-denominated debt (1)	Net Investment Hedge	$5,461.6	$—
_______________
(1)During the year ended December 31, 2025, the Company recorded $185.3 million of unrealized foreign currency losses related to the EUR denominated debt that was designated as a net investment hedge as a foreign currency translation adjustment in Accumulated other comprehensive loss. As of December 31, 2025, includes 4.7 billion EUR ($5.5 billion) of outstanding EUR denominated debt designated as hedges of a portion the Company’s net investment in foreign operations. This debt matures in fiscal years 2026 through 2034.
11.    INCOME TAXES
Beginning in the taxable year ended December 31, 2012, the Company has filed, and intends to continue to file, U.S. federal income tax returns as a REIT, and its domestic TRSs filed, and intend to continue to file, separate tax returns as required. The Company also files tax returns in various states and countries. The Company’s state tax returns reflect different combinations of the Company’s subsidiaries and are dependent on the connection each subsidiary has with a particular state and form of organization. The following information refers to the Company’s income taxes on a consolidated basis.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
The income tax provision from continuing operations consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal (1)	$(37.6)	$(1.1)	$(1.0)
State	(7.1)	(8.0)	(4.9)
Foreign	(328.5)	(304.9)	(253.0)
Deferred:
Federal (1)	(24.3)	(7.6)	1.8
State	(1.7)	(1.2)	0.8
Foreign	(16.5)	(43.5)	165.5
Income tax provision	$(415.7)	$(366.3)	$(90.8)
_______________
(1)For the year ended December 31, 2025, includes impact of gains from equity securities in the U.S.
The effective tax rate (“ETR”) on income from continuing operations for the years ended December 31, 2025, 2024 and 2023 differs from the federal statutory rate primarily due to the Company’s qualification for taxation as a REIT, as well as adjustments for state and foreign items. As a REIT, the Company may deduct earnings distributed to stockholders against the income generated by its REIT operations.
On July 4, 2025, the One Big Beautiful Bill (“OBBB Act”), which includes a broad range of tax reform provisions, was signed into law in the United States. The OBBB Act did not have a material impact on the Company’s annual effective tax rate in 2025.
For the year ended December 31, 2025, the increase in the income tax provision was primarily attributable to (i) increased earnings in certain foreign jurisdictions, (ii) taxes incurred as a result of the sale of South Africa Fiber, (iii) additions to reserves for uncertain tax positions, (iv) gains from equity securities in the U.S. and (v) the reversal of permanent reinvestment assertions in Nigeria, partially offset by a net benefit from the application of tax law changes primarily in Germany and a decrease in withholding taxes from equity distributions due in part to the ATC TIPL Transaction (as defined in note 21).
For the year ended December 31, 2024, the increase in the income tax provision was primarily attributable to increased earnings in certain foreign jurisdictions, partially due to the impacts of the change in estimated useful lives on depreciation and amortization expense in the prior year and withholding taxes on equity distributions, including those related to the ATC TIPL Transaction (as defined in note 21), and management fees from certain foreign subsidiaries. The income tax provision for the year ended December 31, 2024, included the reversal of valuation allowances of $20.5 million in foreign and domestic jurisdictions as compared to the reversal of valuation allowances of $87.2 million for the year ended December 31, 2023. The income tax provision for the year ended December 31, 2023 also included a benefit from the application of a tax law change in Kenya.
Reconciliation between the U.S. statutory rate and the effective rate from continuing operations is as follows:

	Year Ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Statutory tax rate	$639.3	21.0%	$761.2	21.0%	$321.1	21.0%
State and local income tax, net of federal income tax effect (1)	8.0	0.3%	8.9	0.2%	4.3	0.3%
Foreign taxes
Argentina
Foreign exchange	2.2	0.1%	6.5	0.2%	(23.0)	(1.5)%
Other	(4.5)	(0.1)%	(0.3)	(0.0)%	14.9	1.0%
Brazil
Withholding taxes	36.9	1.2%	49.4	1.4%	32.9	2.1%
Other	35.9	1.2%	(0.1)	(0.0)%	13.9	0.9%

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

Germany
Change in tax law	(84.6)	(2.8)%	—	—%	5.6	0.4%
Other	3.7	0.1%	9.9	0.3%	0.0	0.0%
Kenya
Change in tax law	—	—%	—	—%	(40.9)	(2.7)%
Other	9.4	0.3%	3.8	0.1%	(7.0)	(0.5)%
Mexico
Incremental loss on sale (2)	—	—%	—	—%	(143.0)	(9.4)%
Change in valuation allowance	—	—%	—	—%	168.9	11.0%
Other	17.6	0.6%	14.7	0.4%	14.0	0.9%
Netherlands
Foreign tax credits	(102.1)	(3.4)%	(66.9)	(1.8)%	(62.5)	(4.1)%
Change in valuation allowance	61.2	2.0%	52.7	1.5%	31.5	2.1%
Rate differential between local and statutory tax rates	(1.4)	(0.0)%	(13.5)	(0.4)%	(17.4)	(1.1)%
Other	22.0	0.7%	(13.0)	(0.4)%	14.3	0.9%
Nigeria
Change in valuation allowance	—	—%	—	—%	(85.6)	(5.6)%
Other	60.4	2.0%	20.2	0.6%	19.4	1.3%
Singapore
Incremental loss on sale (2)	—	—%	(146.3)	(4.0)%	—	—%
Change in valuation allowance	0.1	0.0%	146.3	4.0%	—	—%
Other	(0.8)	(0.0)%	2.4	0.1%	2.3	0.2%
Spain
Disallowance of goodwill impairment expense	—	—%	—	—%	21.4	1.4%
Other	(1.1)	(0.0)%	(2.4)	(0.1)%	(5.4)	(0.4)%
Other foreign jurisdictions	58.0	1.9%	80.0	2.2%	41.9	2.7%
Changes in valuation allowance	1.1	0.0%	(15.3)	(0.4)%	20.3	1.3%
Nontaxable or nondeductible
Adjustment to reflect REIT status (3)	(401.0)	(13.2)%	(579.6)	(16.1)%	(292.9)	(19.0)%
Change in tax status (4)	—	—%	11.0	0.3%	(16.3)	(1.1)%
Other	0.5	0.0%	6.1	0.2%	(4.2)	(0.3)%
Changes in unrecognized tax benefits (5)	54.9	1.8%	30.6	0.8%	62.3	4.1%
Effective tax rate	$415.7	13.7%	$366.3	10.1%	$90.8	5.9%
_______________
(1)State taxes in Texas, Mississippi, Louisiana, New Hampshire, Oklahoma and Rhode Island made up the majority (greater than 50 percent) of the tax effect in this category.
(2)For the year ended December 31, 2024, Singapore includes amounts related to the sale of ATC TIPL (as defined in note 21). For the year ended December 31, 2023, Mexico includes amounts related to the sale of Mexico Fiber (as defined in note 15).
(3)As a result of the ability to utilize the dividends paid deduction to offset the Company’s REIT income and gains.
(4)As a result of a change in the election of previously designated TRSs to be included as part of the REIT.
(5)Includes both foreign and domestic unrecognized tax benefits.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Cash paid for income taxes, net of refunds consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Federal (1)	$29.2	$1.2	$3.1
State	8.9	4.6	5.9
Foreign	290.6	345.0	297.5
Cash paid for income taxes, net of refunds	$328.7	$350.8	$306.5
_______________
(1)For the year ended December 31, 2025, includes taxes paid related to the sale of equity securities in the U.S.
Cash paid for income taxes, net of refunds exceeded 5 percent of total income taxes paid, net of refunds in the following jurisdictions:

	Year Ended December 31,
	2025	2024	2023
Foreign
Brazil	$63.3	$76.8	$82.5
Burkina Faso (1)	18.6	*	*
Ghana	26.5	*	16.0
India (2)	*	73.6	53.1
Kenya	*	*	15.5
Mexico	25.0	43.8	36.6
Nigeria	17.9	27.7	30.8
South Africa (1)	39.3	*	*
Uganda	33.2	31.3	*
Other	66.8	91.8	63.0
Total Foreign	$290.6	$345.0	$297.5
_______________
(*)    Below threshold for period presented.
(1)For the year ended December 31, 2025, includes non-recurring tax payments.
(2)For the years ended December 31, 2024 and 2023, includes ATC TIPL (as defined in note 21).
The domestic and foreign components of income from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2025	2024	2023
United States	$2,141.3	$1,745.9	$1,371.4
Foreign	902.9	1,878.9	157.9
Total	$3,044.2	$3,624.8	$1,529.3

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
The components of the net deferred tax asset and liability and related valuation allowance were as follows:

	December 31, 2025	December 31, 2024
Assets:
Operating lease liability	$992.2	$900.8
Net operating loss carryforwards	154.8	212.0
Accrued asset retirement obligations	264.8	245.6
Stock-based compensation	10.2	9.9
Unearned revenue	24.5	19.8
Unrealized loss on foreign currency	23.0	25.6
Other accruals, allowances and reserves	157.1	46.1
Nondeductible interest	55.1	51.6
Tax credits	379.0	311.2
Capital loss carryforwards (1)	311.7	293.1
Items not currently deductible and other	9.6	58.6
Liabilities:
Depreciation and amortization	(1,673.0)	(1,566.0)
Right-of-use asset	(994.5)	(907.0)
Deferred rent	(143.3)	(116.3)
Unremitted earnings of foreign subsidiaries	(50.6)	(11.1)
Other	(49.2)	(31.5)
Subtotal	(528.6)	(457.6)
Valuation allowance	(760.3)	(681.7)
Net deferred tax liabilities	$(1,288.9)	$(1,139.3)
_______________
(1)Includes amounts related to the sales of ATC TIPL (as defined in note 21) and Mexico Fiber (as defined in note 15).
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
At December 31, 2025 and 2024, the Company has provided a valuation allowance of $760.3 million and $681.7 million, respectively, which primarily relates to foreign items. The increase in the valuation allowance for the year ending December 31, 2025 is due to uncertainty as to the timing of, and the Company’s ability to recover, net deferred tax assets in certain foreign operations in the foreseeable future, offset by reversals and fluctuations in foreign currency exchange rates. The amount of deferred tax assets considered realizable, however, could be adjusted if objective evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company’s projections for growth.
A summary of the activity in the valuation allowance is as follows:

	2025	2024	2023
Balance as of January 1,	$681.7	$433.5	$335.7
Additions (1)	61.9	305.6	249.1
Usage, expiration and reversals	(4.7)	(20.5)	(87.2)
Foreign currency translation	21.4	(36.9)	(64.1)
Balance as of December 31,	$760.3	$681.7	$433.5
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
The Company intends to reinvest foreign earnings indefinitely outside of the U.S., except for earnings in certain entities in Argentina, Brazil, Burkina Faso, Costa Rica, Jersey, Mexico, Netherlands, Nigeria, Paraguay, Singapore, South Africa, Spain, Uganda and the United Kingdom. Any tax consequences for future distributions from the entities that are not indefinitely reinvested have been recorded as deferred tax liabilities. It is not practicable to determine the amount of unrecognized deferred tax liability for outside basis differences in indefinitely reinvested entities.

At December 31, 2025, the Company had net federal, state and foreign operating loss carryforwards available to reduce future taxable income. If not utilized, the Company’s NOLs expire as follows:

Years ended December 31,	Federal	State	Foreign
2026 to 2030	$0.0	$136.8	$138.4
2031 to 2035	5.1	33.5	4.6
2036 to 2040	60.9	197.6	0.0
2041 to 2045	—	66.9	3.0
Indefinite carryforward	335.5	82.1	383.0
Total	$401.5	$516.9	$529.0
As of December 31, 2025 and 2024, the total amount of unrecognized tax benefits that would impact the ETR, if recognized, is $128.6 million and $101.3 million, respectively. The amount of unrecognized tax benefits for the year ended December 31, 2025 includes additions to the Company’s existing tax positions of $44.9 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	Year Ended December 31,
	2025	2024	2023
Balance at January 1	$101.3	$116.9	$78.1
Additions based on tax positions related to the current year	24.1	3.4	42.4
Additions and reductions for tax positions of prior years	22.9	6.9	0.5
Foreign currency	10.2	(14.4)	3.9
Reduction as a result of the lapse of statute of limitations	(13.7)	(2.3)	(2.1)
Reduction as a result of effective settlements	(16.2)	(9.2)	(5.9)
Balance at December 31	$128.6	$101.3	$116.9

During the year ended December 31, 2025, the statute of limitations on certain unrecognized tax benefits lapsed and certain positions were effectively settled, including effective settlements and revisions of prior year positions, which resulted in a decrease of $27.8 million in the liability for unrecognized tax benefits. During the year ended December 31, 2024, the statute of limitations on certain unrecognized tax benefits lapsed and certain positions were effectively settled, including effective settlements and revisions of prior year positions, which resulted in a decrease of $12.8 million in the liability for unrecognized tax benefits. During the year ended December 31, 2023, the statute of limitations on certain unrecognized tax benefits lapsed and certain positions were effectively settled, including effective settlements and revisions of prior year positions, which resulted in a decrease of $15.5 million in the liability for unrecognized tax benefits.
The Company recorded penalties and tax-related interest expense to the tax provision of $29.3 million, $28.6 million and $21.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. During the years ended December 31, 2025, 2024 and 2023, the Company reduced its liability for penalties and income tax-related interest expense related to uncertain tax positions by $8.3 million, $10.4 million and $9.7 million, respectively, due to the expiration of the statute of limitations in certain jurisdictions and certain positions that were effectively settled.
As of December 31, 2025 and 2024, the total amount of accrued income tax-related interest and penalties included in the consolidated balance sheets were $86.8 million and $58.5 million, respectively.
The Company has filed for prior taxable years, and for its taxable year ended December 31, 2025 will file, numerous consolidated and separate income tax returns, including U.S. federal and state tax returns and foreign tax returns. The Company is subject to examination in the United States and various state and foreign jurisdictions for certain tax years. As a result of the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Company’s ability to carryforward federal, state and foreign NOLs, the applicable tax years generally remain open to examination several years after the applicable loss carryforwards have been used or have expired. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations.
12.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably. Awards granted prior to March 10, 2023 generally vest over four years for RSUs and stock options. In December 2022, the Compensation Committee changed the terms of its awards to generally vest over three years. The change in vesting terms is applicable for new awards granted beginning on March 10, 2023 and does not change the vesting terms applicable to grants awarded prior to March 10, 2023. PSUs generally vest over three years. Stock options generally expire ten years from the date of grant. As of December 31, 2025, the Company had the ability to grant stock-based awards with respect to an aggregate of 2.7 million shares of common stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.

During the years ended December 31, 2025, 2024 and 2023, the Company recorded the following stock-based compensation expenses in selling, general, administrative and development expense:

	2025 (2)	2024 (2)	2023 (3)
Stock-based compensation expense (1)	$174.2	$192.7	$183.3
_______________
(1)For the year ended December 31, 2025, includes the reversal of $7.1 million of previously recognized stock-based compensation expense associated with awards forfeited in connection with the departure of the Company’s former Executive Vice President and President, APAC due to such role being eliminated. For the years ended December 31, 2024 and 2023, excludes $10.9 million and $12.4 million, respectively, of stock-based compensation expense related to ATC TIPL (as defined in note 21), which is included in Loss from discontinued operations, net of taxes in the accompanying consolidated statements of operations.
(2)For the years ended December 31, 2025 and 2024, includes $4.7 million and $11.5 million, respectively, of accelerated stock-based compensation expense related to unvested and outstanding awards for certain former employees that vested upon termination in accordance with the Company’s severance plan.
(3)For the year ended December 31, 2023, excludes $7.6 million of stock-based compensation expense related to severance incurred as part of the Company’s restructuring plan as discussed in note 15 recorded in Other operating expense in the accompanying consolidated statements of operations.
Stock Options—There were no options granted during the years ended December 31, 2025, 2024 and 2023. The fair values of previously granted stock options were estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions at the date of grant.
The intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was $31.0 million, $43.3 million and $9.3 million, respectively. As of December 31, 2025, there was no unrecognized compensation expense related to unvested stock options. The amount of cash received from the exercise of stock options was $26.8 million during the year ended December 31, 2025.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
The Company’s option activity for the year ended December 31, 2025 was as follows (share and per share data disclosed in full amounts):

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	416,672	$94.79
Granted	—	—
Exercised	(283,049)	94.77
Forfeited	—	—
Expired	—	—
Outstanding as of December 31, 2025	133,623	$94.82	0.2	$10.8
Exercisable as of December 31, 2025	133,623	$94.82	0.2	$10.8
Vested as of December 31, 2025	133,623	$94.82	0.2	$10.8
The following table sets forth information regarding options outstanding at December 31, 2025 (share and per share data disclosed in full amounts):

Options Outstanding				Options Exercisable
Range of Exercise Price Per Share	Outstanding Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price Per Share
$94.71 - $106.15	133,623	$94.82	0.2	133,623	$94.82
$94.71 - $106.15	133,623	$94.82	0.2	133,623	$94.82
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the year ended December 31, 2025 was as follows (share and per share data disclosed in full amounts):

	RSUs	Weighted Average Grant Date Fair Value	PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2025 (1)	1,460,702	$208.09	339,268	$212.03
Granted (2)	625,616	212.46	148,305	212.40
Vested and Released (3)	(740,247)	208.27	(133,034)	232.80
Forfeited (4)	(62,402)	211.29	(21,138)	199.61
Outstanding as of December 31, 2025	1,283,669	$209.96	333,401	$204.70
Expected to vest as of December 31, 2025	1,283,669	$209.96	333,401	$204.70
Vested and deferred as of December 31, 2025 (5)	21,664	$208.04	—	$—
_______________
(1)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2024 PSUs and the 2023 PSUs (each as defined below), or 87,550 shares and 118,684 shares, respectively, the shares issuable at the end of the three-year performance period for the PSUs granted in 2022 (the “2022 PSUs”) based on achievement against the performance metrics for the three-year performance period, or 133,034 shares.
(2)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2025 PSUs (as defined below), or 86,911 shares. PSUs also include the shares above target that are issuable for the 2023 PSUs at the end of the three-year performance cycle based on exceeding the performance metric for the three-year performance period, or 61,394 shares.
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
The total fair value of RSUs and PSUs that vested during the year ended December 31, 2025 was $183.6 million.
Restricted Stock Units—As of December 31, 2025, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $106.7 million and is expected to be recognized over a weighted average period of approximately one year. Vesting of RSUs is subject generally to the employee’s continued employment or death, disability or qualified retirement (each as defined in the applicable RSU award agreement). RSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Performance-Based Restricted Stock Units—During the year ended December 31, 2025, the Compensation Committee granted an aggregate of 86,911 PSUs (the “2025 PSUs”) to its executive officers and established the performance and market metrics for these awards. During the years ended December 31, 2024 and 2023, the Compensation Committee granted an aggregate of 87,550 PSUs (the “2024 PSUs”) and 118,684 PSUs (the “2023 PSUs”), respectively, to its executive officers and established the performance metrics for these awards.
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
During the year ended December 31, 2025, the Company’s Executive Vice President and President, APAC departed the Company due to such role being eliminated. As the conditions for vesting pursuant to the terms of the award agreements for such executive’s 2024 PSUs and 2023 PSUs were not met, the awards were forfeited. Accordingly, the Company reversed $5.3 million of previously recognized stock-based compensation expense associated with these awards.
During the year ended December 31, 2025, the Company recorded $23.9 million in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at December 31, 2025 was $1.3 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted-average period over which the cost will be recognized is approximately one year.
ATC TIPL Transaction—Upon completion of the ATC TIPL Transaction (as defined in note 21), RSUs granted to certain employees in India that were unvested and outstanding immediately vested. The Company recognized $5.3 million of accelerated stock-based compensation expense for these awards during the year ended December 31, 2024, which is included in Loss from discontinued operations, net of taxes.
13.    EQUITY
Dividends—The Company may pay dividends in cash or, subject to certain limitations, in shares of common stock or any combination of cash and shares of common stock.
Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to the ESPP and upon exercise of stock options granted under the 2007 Plan. During the year ended December 31, 2025, the Company received an aggregate of $41.7 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
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
During the year ended December 31, 2025, the Company repurchased 2,036,100 shares of its common stock for an aggregate of $364.6 million, including commissions and fees, under both the 2011 Buyback and the 2017 Buyback. As of December 31,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
2025, the Company has no amounts remaining under the 2011 Buyback. As of December 31, 2025, the Company has repurchased a total of 1,941,312 shares of its common stock under the 2017 Buyback for an aggregate of $347.0 million, including commissions and fees.
Under the 2017 Buyback, the Company is authorized to purchase shares from time to time through open market purchases or in privately negotiated transactions not to exceed market prices and subject to market conditions and other factors. With respect to open market purchases, the Company may use plans adopted in accordance with Rule 10b5-1 under the Exchange Act in accordance with securities laws and other legal requirements, which allows the Company to repurchase shares during periods when it may otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.
The Company expects to fund any further repurchases of its common stock through a combination of cash on hand, cash generated by operations and borrowings under its credit facilities. Repurchases under the Buyback Programs are subject to, among other things, the Company having available cash to fund the repurchases.
Distributions—During the years ended December 31, 2025, 2024 and 2023, the Company declared the following cash distributions (per share data reflects actual amounts):

	For the year ended December 31,
	2025		2024		2023
	Distribution per share	Aggregate Payment Amount	Distribution per share	Aggregate Payment Amount	Distribution per share	Aggregate Payment Amount
Common Stock	$6.80	$3,180.8	$6.48	$3,027.3	$6.45	$3,006.7
The following table characterizes the tax treatment of distributions declared per share of common stock.

	For the year ended December 31,
	2025			2024			2023
	Per Share		%	Per Share		%	Per Share		%
Common Stock
Ordinary dividend	$6.7200		100.00%	$6.5600		100.00%	$6.3100		100.00%
Capital gains distribution	—		—	—		—	—		—
Total	$6.7200	(1)	100.00%	$6.5600	(2)	100.00%	$6.3100	(3)	100.00%
_______________
(1)    Excludes dividend declared on December 4, 2025 of $1.70 per share, which was paid on February 2, 2026 to common stockholders of record at the close of business on December 29, 2025 and which will apply to the 2026 tax year. Includes dividend declared on December 5, 2024 of $1.62 per share, which was paid on February 3, 2025 to common stockholders of record at the close of business on December 27, 2024 and which applied to the 2025 tax year.
(2)    Excludes dividend declared on December 5, 2024 of $1.62 per share, which was paid on February 3, 2025 to common stockholders of record at the close of business on December 27, 2024 and which applied to the 2025 tax year. Includes dividend declared on December 13, 2023 of $1.70 per share, which was paid on February 1, 2024 to common stockholders of record at the close of business on December 28, 2023 and which applied to the 2024 tax year.
(3)    Excludes dividend declared on December 13, 2023 of $1.70 per share, which was paid on February 1, 2024 to common stockholders of record at the close of business on December 28, 2023 and which applied to the 2024 tax year. Includes dividend declared on December 7, 2022 of $1.56 per share, which was paid on February 2, 2023 to common stockholders of record at the close of business on December 28, 2022 and which applied to the 2023 tax year.
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. The amount accrued for distributions payable related to unvested restricted stock units was $20.8 million and $22.5 million as of December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, the Company paid $12.2 million of distributions upon the vesting of restricted stock units. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.
14.    NONCONTROLLING INTERESTS
European Interests—As of December 31, 2025, ATC Europe consists of the Company’s operations in France, Germany and Spain. The Company currently holds a 52% controlling interest in ATC Europe, with Caisse de dépôt et placement du Québec (“La Caisse”) and Allianz insurance companies and funds managed by Allianz Capital Partners GmbH, including the Allianz European Infrastructure Fund (collectively, “Allianz”) holding 30% and 18% noncontrolling interests, respectively. ATC Europe holds a 100% interest in the subsidiaries that consist of the Company’s operations in France and an 87% and an 83%

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
controlling interest in the subsidiaries that consist of the Company’s operations in Germany and Spain, respectively, with PGGM holding a 13% and a 17% noncontrolling interest in each respective subsidiary.
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
As of December 31, 2025, the Company holds a common equity interest of approximately 71% in its U.S. data center business, with Stonepeak holding approximately 29% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity. On a fully converted basis, which is expected to occur four years from August 2022, and on the basis of the currently outstanding equity, the Company will hold a controlling ownership interest of approximately 64%, with Stonepeak holding approximately 36%. The mandatorily convertible preferred equity, which accrues dividends at 5.0%, will convert into common equity on a one for one basis, subject to adjustment that will be measured upon conversion.
Dividends to noncontrolling interests—Certain of the Company’s subsidiaries may, from time to time, declare dividends.
During the year ended December 31, 2025, the Company’s U.S. data center business declared distributions of $46.1 million related to the outstanding Stonepeak mandatorily convertible preferred equity (the “Stonepeak Preferred Distributions”). As of December 31, 2025, the amount accrued for Stonepeak Preferred Distributions was $11.6 million.
Beginning in January 2024, pursuant to the terms of the ownership agreement with Stonepeak, on a quarterly basis, the Company’s U.S. data center business will distribute common dividends to the Company and to Stonepeak in proportion to their respective equity interests in the Company’s U.S. data center business (the “Stonepeak Common Dividend”). During the year ended December 31, 2025, the Company’s U.S. data center business made distributions of $69.6 million related to the Stonepeak Common Dividend.
During the year ended December 31, 2025, pursuant to the terms of the ownership agreements, ATC Europe C.V., one of the Company’s subsidiaries in the Netherlands, declared and paid aggregate dividends of 248.9 million EUR (approximately $291.2 million at the dates of payment) to the Company, La Caisse and Allianz in proportion to their respective equity interests in ATC Europe C.V.
During the year ended December 31, 2025, pursuant to the terms of the ownership agreements, AT Iberia C.V., one of the Company’s subsidiaries in Spain, declared and paid aggregate dividends of 87.3 million EUR (approximately $101.1 million at the dates of payment) to ATC Europe and PGGM in proportion to their respective equity interests in AT Iberia C.V.
The changes in noncontrolling interests were as follows:

	Year Ended December 31,
	2025	2024
Balance as of January 1,	$6,266.5	$6,667.2
Net income attributable to noncontrolling interests	99.0	25.2
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	460.0	(234.1)
Contributions from noncontrolling interest holders (1)	148.1	154.6
Distributions to noncontrolling interest holders	(270.8)	(346.4)
Balance as of December 31,	$6,702.8	$6,266.5
_______________
(1)    For the year ended December 31, 2025 primarily includes contributions from Stonepeak. For the year ended December 31, 2024 includes contributions from Stonepeak of $137.3 million, including a noncash contribution of $37.5 million made in lieu of Stonepeak’s receipt of the Stonepeak Common Dividend and a noncash contribution from PGGM of $12.4 million made in lieu of PGGM’s receipt of a distribution.
15.    OTHER OPERATING EXPENSE
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
Other operating expenses included the following for the years ended December 31,:

	2025	2024	2023
Impairment charges	$100.7	$68.6	$200.0
Net (gains) losses on sales or disposals of assets (1)	(17.3)	17.9	131.3
Other operating (income) expense (2)	(15.0)	(12.4)	39.4
Total Other operating expenses	$68.4	$74.1	$370.7
_______________
(1)    For the year ended December 31, 2025, includes a gain on the sale of South Africa Fiber of $53.6 million. For the year ended December 31, 2024, includes a gain on the sales of our subsidiaries in Australia (“ATC Australia”) and New Zealand (“ATC New Zealand”) of $8.5 million. For the year ended December 31, 2023, includes a net loss of $78.9 million on the sales of one of our subsidiaries in Mexico that held fiber assets (‘Mexico Fiber”) and the sale of our subsidiary in Poland (“ATC Poland”).
(2)    During the years ended December 31, 2025, 2024 and 2023, the Company recorded net benefits of $14.7 million, $23.4 million and $10.3 million related to pre-acquisition contingencies and settlements, respectively. For the year ended December 31, 2023, includes severance and related costs as discussed below.
Impairment charges included the following for the years ended December 31,:

	2025	2024	2023
Tower and network location intangible assets	$75.6	$46.3	$93.7
Tenant relationships (1)	—	13.5	90.2
Other (2)	25.1	8.8	16.1
Total impairment charges included in Other operating expense	$100.7	$68.6	$200.0
Spain goodwill impairment	$—	$—	$80.0
Total impairment charges	$100.7	$68.6	$280.0
_______________
(1)    During the year ended December 31, 2023, impairment charges related to impaired tenant relationships in Africa.
(2)    Includes impairment charges related to right-of-use assets. During the year ended December 31, 2025, includes $6.5 million of goodwill impairment associated with the Bangladesh reporting unit (as discussed in note 5).

Spain Goodwill Impairment
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
Severance

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
16.    EARNINGS PER COMMON SHARE
The following table sets forth basic and diluted net income per common share computational data for the years ended December 31, (shares in thousands, except per share data):

	2025	2024	2023
Net income from continuing operations attributable to American Tower common stockholders	$2,529.5	$3,233.3	$1,554.7
Net loss from discontinued operations attributable to American Tower common stockholders	—	(978.3)	(71.4)
Net income attributable to American Tower Corporation common stockholders	$2,529.5	$2,255.0	$1,483.3
Basic weighted average common shares outstanding	467,922	467,011	466,063
Dilutive securities	835	1,109	1,099
Diluted weighted average common shares outstanding	468,757	468,120	467,162
Basic net income from continuing operations attributable to American Tower Corporation common stockholders	$5.41	$6.92	$3.34
Basic net loss from discontinued operations attributable to American Tower Corporation common stockholders per common share	—	(2.09)	(0.15)
Basic net income attributable to American Tower Corporation common stockholders per common share	$5.41	$4.83	$3.18
Diluted net income from continuing operations attributable to American Tower Corporation common stockholders	$5.40	$6.91	$3.33
Diluted net loss from discontinued operations attributable to American Tower Corporation common stockholders	—	(2.09)	(0.15)
Diluted net income attributable to American Tower Corporation common stockholders per common share	$5.40	$4.82	$3.18
Shares Excluded From Dilutive Effect
The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive for the years ended December 31, (in thousands, on a weighted average basis):

	2025	2024	2023
Restricted stock awards	1	2	5

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
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 1,600 towers, which commenced between December 2000 and August 2004. Substantially all of the towers are part of the Trust Securitization. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of December 31, 2025, the Company has purchased an aggregate of approximately 800 of the subleased towers which are subject to the applicable agreement, including 104 towers purchased during the year ended December 31, 2025 for an aggregate purchase price of $82.0 million. The aggregate purchase option price for the remaining towers leased and subleased is $1.2 billion and includes per annum accretion through the applicable expiration of the lease or sublease of a site. For the applicable sites, AT&T has the right to continue to lease space subject to a monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. AT&T shall have the right to renew each lease for up to five successive five-year terms.
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
Guaranties and Indemnifications—The Company enters into agreements from time to time in the ordinary course of business pursuant to which it agrees to guarantee or indemnify third parties for certain claims. The Company has also entered into purchase and sale or disposal agreements relating to the sale or acquisition of assets containing customary indemnification provisions. The Company’s indemnification obligations under these agreements generally are limited solely to damages resulting from breaches of representations and warranties or covenants under the applicable agreements. In addition, payments under such indemnification clauses are generally conditioned on the other party making a claim that is subject to whatever defenses the Company may have and are governed by dispute resolution procedures specified in the particular agreement. Further, the Company’s obligations under these agreements may be limited in duration and amount, and in some instances, the Company may have recourse against third parties for payments made by the Company. The Company has not historically made any material payments under these agreements and, as of December 31, 2025, is not aware of any agreements that could result in a material payment.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
18.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and non-cash investing and financing activities are as follows for the years ended December 31,:

	2025	2024	2023
Supplemental cash flow information:
Cash paid for interest	$1,287.4	$1,424.3	$1,260.0
Cash paid for income taxes (net of refunds of $26.5, $31.8 and $31.5, respectively)	328.7	350.8	306.5
Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued expenses for purchases of property and equipment and construction activities	12.7	(2.9)	(14.7)
Purchases of property and equipment under finance leases, perpetual easements and capital leases	28.9	21.7	31.5
Seller financed acquisition	5.0	—	—
Distributions to noncontrolling interest holders	—	(49.9)	—
Contributions from noncontrolling interest holders	—	49.9	—
Contribution to equity method investment	—	14.6	—
Transfer of tower sites (1)	—	35.8	—
_______________
(1)The Company received 575 tower sites from a customer in Brazil in exchange for settling certain future contractual obligations owed to the Company in accordance with the customer’s judicial recovery plan.
19.    BUSINESS SEGMENTS
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
Data Centers— The Company operates 30 data center facilities across eleven markets in the United States. The Company’s Data Centers segment relates to data center facilities and related assets that the Company owns and operates in the United States. The Data Centers segment offers different types of leased land, infrastructure and related services from, and requires different resources, skill sets and marketing strategies than the existing property operating segment in the U.S. & Canada.
As of December 31, 2025, the Company’s property operations consisted of the following:
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

Services—The Company’s Services segment offers tower-related services in the United States, including AZP, structural and mount analyses, and construction management services, together with program management offerings that support customer deployment needs from project scoping through construction. The Company’s services operations primarily support its site leasing business, including the addition of new tenants and equipment on its communications sites. The Services segment is a strategic business unit that offers different services from, and requires different resources, skill sets and marketing strategies than, the property operating segments.
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
Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2025, 2024 and 2023 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

	Property					Total Property	Services	Other	Total
Year ended December 31, 2025	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers
Segment revenues	$5,248.7	$1,422.9	$937.7	$1,642.6	$1,053.1	$10,305.0	$339.6		$10,644.6
Segment operating expenses	870.0	446.5	344.2	511.0	402.4	2,574.1	174.0		2,748.1
Segment gross margin	4,378.7	976.4	593.5	1,131.6	650.7	7,730.9	165.6		7,896.5
Segment selling, general, administrative and development expense (1)	166.6	76.1	69.6	102.6	88.5	503.4	27.4		530.8
Segment operating profit	$4,212.1	$900.3	$523.9	$1,029.0	$562.2	$7,227.5	$138.2		$7,365.7
Stock-based compensation expense								$174.2	174.2
Other selling, general, administrative and development expense								235.7	235.7
Depreciation, amortization and accretion								2,041.6	2,041.6
Other expense (2)								1,870.0	1,870.0
Income from continuing operations before income taxes									$3,044.2
Capital expenditures (3) (4)	$395.5	$227.8	$283.6	$138.1	$665.2	$1,710.2	$—	$10.5	$1,720.7
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $174.2 million.
(2)Primarily includes interest expense and $100.7 million in impairment charges, as further discussed in note 15, and losses from foreign currency exchange rate fluctuations, partially offset by gains from equity securities of $232.6 million. The year ended December 31, 2025 also includes a gain of $53.6 million on the sale of South Africa Fiber.
(3)Includes $4.3 million of finance lease payments included in Repayments of notes payable, credit facilities, term loans, senior notes, secured debt and finance leases in the cash flows from financing activities in the Company’s consolidated statements of cash flows.
(4)Includes $36.0 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in the Company’s consolidated statements of cash flows.

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
_______________
(1)    Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See note 21 for further discussion.
(2)    Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $192.7 million.
(3)    Primarily includes interest expense and $68.6 million in impairment charges, as further discussed in note 15, partially offset by gains from foreign currency exchange rate fluctuations and an unrealized gain from equity securities of $70.4 million. The year ended December 31, 2024 also includes a net gain of $8.5 million on the sales of ATC Australia and ATC New Zealand.
(4)    Includes $4.7 million of finance lease payments included in Repayments of notes payable, credit facilities, term loans, senior notes, secured debt and finance leases in the cash flows from financing activities in the Company’s consolidated statements of cash flows.
(5)    Includes $32.7 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in the Company’s consolidated statements of cash flows.
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
_______________
(1)Excludes the operating results of ATC TIPL, which are reported as discontinued operations. See note 21 for further discussion.
(2)    Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $183.3 million.
(3)    Primarily includes interest expense and $200.0 million in impairment charges, $80.0 million of goodwill impairment charges in Spain, as further discussed in note 15, and losses from foreign currency exchange rate fluctuations. The year ended December 31, 2023 also includes a net loss of $78.9 million on the sales of Mexico Fiber and ATC Poland.
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
(6)    Other capital expenditures includes capital expenditures associated with discontinued operations.
Additional information relating to the total assets of the Company’s operating segments is as follows for the years ended December 31,:

	2025	2024
Total Assets (1):
U.S. & Canada property	$26,798.3	$26,750.1
Africa & APAC property	4,147.2	3,993.1
Europe property	12,850.4	11,267.2
Latin America property	8,415.6	7,470.7
Data Centers	10,703.9	10,431.6
Services	124.7	113.7
Other (2)	150.3	1,051.0
Total assets	$63,190.4	$61,077.4
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Summarized geographic information related to the Company’s operating revenues for the years ended December 31, 2025, 2024 and 2023 and long-lived assets as of December 31, 2025 and 2024 is as follows:

	2025	2024	2023
Operating Revenues:
U.S. & Canada:
Canada (1)	$12.0	$13.3	$11.7
United States (2)	6,629.4	6,353.3	6,182.2
Africa & APAC (1)(3):
Australia (4)	—	2.6	2.6
Bangladesh	11.0	7.9	5.7
New Zealand (4)	—	1.6	1.6
Philippines	10.4	9.2	8.9
Burkina Faso	56.5	40.1	38.1
Ghana	182.8	126.7	128.6
Kenya	177.6	141.1	120.0
Niger	52.4	51.3	48.4
Nigeria	461.7	384.4	495.4
South Africa (4)	172.6	174.0	157.9
Uganda	297.9	269.1	237.2
Europe (1):
France	130.3	121.7	113.4
Germany	455.5	402.2	363.6
Poland (4)	—	—	0.6
Spain	351.9	310.8	298.0
Latin America (1):
Argentina	43.6	36.2	43.8
Brazil	708.3	786.1	787.3
Chile	117.4	103.7	106.3
Colombia	122.2	110.4	117.0
Costa Rica	25.7	25.3	24.7
Mexico	508.9	544.9	611.8
Paraguay	17.6	16.3	16.3
Peru	98.9	95.0	91.1
Total operating revenues	$10,644.6	$10,127.2	$10,012.2
_______________
(1)    Balances are translated at the applicable exchange rate, which may impact comparability between periods.
(2)    Balances include revenue from the Company’s Services and Data Centers segments.
(3)    For the years ended December 31, 2024 and 2023, excludes the operating results of ATC TIPL, which are reported as discontinued operations. See note 21 for further discussion.
(4)    During the year ended December 31, 2025, the Company completed the sale of South Africa Fiber. During the year ended December 31, 2024, the Company completed the sales of ATC Australia and ATC New Zealand. During the year ended December 31, 2023, the Company completed the sale of ATC Poland.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

	2025	2024
Long-Lived Assets (1):
U.S. & Canada:
Canada (2)	$205.8	$200.5
United States (3)	28,333.1	28,214.3
Africa & APAC (2):
Bangladesh	24.5	30.2
Philippines	27.7	30.2
Burkina Faso	248.4	230.9
Ghana	225.9	244.9
Kenya	665.4	672.7
Niger	193.8	177.1
Nigeria	385.8	325.4
South Africa (4)	258.8	327.4
Uganda	948.9	939.1
Europe (2):
France	1,432.6	1,265.6
Germany	6,208.4	5,429.5
Spain	3,213.9	2,834.8
Latin America (2):
Argentina	179.0	185.3
Brazil	1,756.2	1,592.1
Chile	560.4	510.1
Colombia	264.7	231.2
Costa Rica	101.3	106.8
Mexico	931.2	859.1
Paraguay	103.1	86.4
Peru	873.6	805.6
Total long-lived assets	$47,142.5	$45,299.2
_______________
(1)    Includes Property and equipment, net, Goodwill and Other intangible assets, net.
(2)    Balances are translated at the applicable period end exchange rate, which may impact comparability between periods.
(3)    Balances include the Company’s data centers assets located in the United States and corporate assets.
(4)    As of December 31, 2024, included assets associated with South Africa Fiber, which was sold during the year ended December 31, 2025.
The following customers within the property and services segments individually accounted for 10% or more of the Company’s consolidated operating revenues for the years ended December 31,:

	2025	2024	2023
T-Mobile	18%	19%	19%
AT&T	17%	18%	18%
Verizon Wireless	14%	13%	14%
Telefónica	10%	10%	10%
20.    RELATED PARTY TRANSACTIONS
During the years ended December 31, 2025, 2024 and 2023, the Company had no significant related party transactions.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
21.    DISCONTINUED OPERATIONS
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
The Company recorded a loss on the sale of ATC TIPL of $1.2 billion, which primarily included the reclassification of the Company’s cumulative translation adjustment in India upon exiting the market of $1.1 billion. The loss on sale of ATC TIPL was included in Loss from discontinued operations, net of taxes in the consolidated statements of operations for year ended December 31, 2024.

Proceeds received at closing	$2,158.8
Net assets at closing	(2,257.6)
Loss on sale	$(98.8)
Deal costs	(20.5)
Contingent liability for tax indemnification	(53.9)
Reclassification of cumulative translation adjustment	(1,072.3)
Total loss on sale included in loss from discontinued operations, net of taxes	$(1,245.5)
The following table presents key components of Loss from discontinued operations, net of taxes in the consolidated statements of operations:

	Year Ended December 31,
	2025	2024 (1)	2023
Revenue	$—	$911.2	$1,132.0
Cost of operations	—	(473.8)	(699.1)
Depreciation, amortization and accretion	—	(96.0)	(158.0)
Selling, general, administrative and development expense	—	(58.7)	(46.5)
Other operating expense	—	(6.7)	(7.0)
Loss on sale of ATC TIPL (2)	—	(1,245.5)	—
Goodwill impairment	—	—	(322.0)
Operating loss	—	(969.5)	(100.6)
Interest income	—	30.7	24.8
Interest expense	—	(7.6)	(10.0)
Other income, net	—	46.5	77.8
Loss from discontinued operations before taxes	$—	$(899.9)	$(8.0)
Income tax provision	—	(78.4)	(63.4)
Loss from discontinued operations, net of taxes	$—	$(978.3)	$(71.4)
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
The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following table presents key cash flow and non-cash information related to discontinued operations:

	Year Ended December 31,
	2025	2024 (1)	2023
Proceeds from the sale of ATC TIPL	$—	$2,158.8	$—
Capital expenditures	—	(52.3)	(111.9)

Significant non-cash items:
Depreciation, amortization and accretion	—	96.0	158.0
Stock-based compensation expense	—	10.9	12.4
Impairments, net loss on sale of long-lived assets, non-cash restructuring and merger related expenses	—	(2.3)	318.2
Gain on investments, unrealized foreign currency (gain) loss and other non-cash expense	—	(30.7)	(82.5)
Loss on sale of ATC TIPL (2)	—	1,245.5	—
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
During the year ended December 31, 2024, the Company recognized a gain of $46.4 million on the sales of the VIL Shares and the VIL OCDs. The gains on the sales of the VIL Shares and the VIL OCDs were recorded in Loss from discontinued operations, net of taxes in the consolidated statements of operations in the current period. As of December 31, 2024, none of the VIL Shares or the VIL OCDs remained outstanding.
22.   SUBSEQUENT EVENTS
Repayment of 4.400% Senior Notes—On February 13, 2026, the Company repaid $500.0 million aggregate principal amount of the Company’s 4.400% senior unsecured notes due 2026 (the “4.400% Notes”) upon their maturity. The 4.400% Notes were repaid using borrowings under the 2021 Credit Facility and cash on hand. Upon completion of the repayment, none of the 4.400% Notes remained outstanding.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
SCHEDULE III—SCHEDULE OF REAL ESTATE
AND ACCUMULATED DEPRECIATION
(dollars in millions)

Description		Encumbrances		Initial cost to company	Cost capitalized subsequent to acquisition	Gross amount carried at close of current period		Accumulated depreciation at close of current period	Date of construction	Date acquired	Life on which depreciation in latest income statements is computed
148,824	Sites (1)	$1,800.0	(2)	(3)	(3)	$22,161.5	(5)	$(9,084.7)	Various	Various	Up to 30 years
30	Data Centers	—		(4)	(4)	7,683.4	(5)	(1,581.9)	Various	Various	Up to 40 years
_______________
(1)    No single site exceeds 5% of the total amounts indicated in the table above.
(2)    Certain assets secure debt of $1.8 billion.
(3)    The Company has omitted this information, as it would be impracticable to compile such information on a site-by-site basis.
(4)    The Company has aggregated data center information on a basis consistent with its tower portfolio.
(5)    Does not include those sites under construction.

	2025	2024	2023
Gross amount at beginning	$27,582.5	$28,239.2	$27,060.9
Additions during period:
Acquisitions (1)	348.5	91.8	105.2
Discretionary capital projects (2)	920.0	846.6	860.2
Discretionary ground lease purchases (3)	194.4	130.5	126.0
Redevelopment capital expenditures (4)	242.2	335.8	451.5
Capital improvements (5)	159.6	154.4	192.7
Start-up capital expenditures (6)	67.3	79.6	136.7
Other (7)	785.3	416.7	(11.6)
Total additions	2,717.3	2,055.4	1,860.7
Deductions during period:
Cost of real estate sold or disposed (8)	(360.4)	(252.4)	(202.8)
Other (9)	(94.5)	(2,459.7)	(479.6)
Total deductions	(454.9)	(2,712.1)	(682.4)
Balance at end	$29,844.9	$27,582.5	$28,239.2
Amounts related to discontinued operations	$—	$—	$1,516.6

	2025	2024	2023
Gross amount of accumulated depreciation at beginning	$(9,683.6)	$(9,820.6)	$(8,669.5)
Additions during period:
Depreciation	(974.0)	(1,002.3)	(1,353.5)
Other (9)	(250.4)	—	—
Total additions	(1,224.4)	(1,002.3)	(1,353.5)
Deductions during period:
Amount of accumulated depreciation for assets sold or disposed (8)	241.4	166.0	89.0
Other (9)	—	973.3	113.4
Total deductions	241.4	1,139.3	202.4
Balance at end	$(10,666.6)	$(9,683.6)	$(9,820.6)
Amounts related to discontinued operations	$—	$—	$(598.7)
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

(7)Primarily includes regional improvements, other additions and net adjustments related to the Company’s asset retirement obligations. Also includes foreign currency exchange rate fluctuations.
(8)For the year ended December 31, 2025, includes the impact of the sale of South Africa Fiber.
(9)Primarily includes foreign currency exchange rate fluctuations and other deductions. For the year ended December 31, 2024, includes the impact of the sales of ATC TIPL, ATC Australia and ATC New Zealand. For the year ended December 31, 2023, includes the impact of the sales of Mexico Fiber and ATC Poland.