Form 10-Q
period 2026-03-31
AMERICAN TOWER CORP /MA/
filed 2026-04-28
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2026.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of April 21, 2026, there were 465,893,069 shares of common stock outstanding.

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2026

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,608.8	$1,474.8
Restricted cash	129.1	130.4
Accounts receivable, net	718.9	650.3
Prepaid and other current assets	499.6	486.3
Total current assets	2,956.4	2,741.8
PROPERTY AND EQUIPMENT, net	20,441.0	20,356.3
GOODWILL	12,192.7	12,255.5
OTHER INTANGIBLE ASSETS, net	14,225.1	14,530.7
DEFERRED TAX ASSET	153.6	151.4
DEFERRED RENT ASSET	3,864.4	3,851.3
RIGHT-OF-USE ASSET	8,492.3	8,426.5
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	909.1	876.9
TOTAL	$63,234.6	$63,190.4
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$220.8	$259.8
Accrued expenses	1,092.2	1,112.5
Distributions payable	851.9	818.6
Accrued interest	333.7	425.2
Current portion of operating lease liability	641.9	584.9
Current portion of long-term obligations	6,119.0	3,387.8
Unearned revenue	459.9	325.0
Total current liabilities	9,719.4	6,913.8
LONG-TERM OBLIGATIONS	31,202.5	33,832.5
OPERATING LEASE LIABILITY	7,167.8	7,158.7
ASSET RETIREMENT OBLIGATIONS	2,516.4	2,512.9
DEFERRED TAX LIABILITY	1,497.4	1,440.3
OTHER NON-CURRENT LIABILITIES	979.0	976.9
Total liabilities	53,082.5	52,835.1
COMMITMENTS AND CONTINGENCIES
EQUITY (shares in thousands):
Common stock: $0.01 par value; 1,000,000 shares authorized; 480,083 and 479,358 shares issued; and 465,990 and 466,318 shares outstanding, respectively	4.8	4.8
Additional paid-in capital	15,236.0	15,215.3
Distributions in excess of earnings	(5,063.4)	(5,086.0)
Accumulated other comprehensive loss	(4,805.3)	(4,815.8)
Treasury stock (14,093 and 13,040 shares at cost, respectively)	(1,849.5)	(1,665.8)
Total American Tower Corporation equity	3,522.6	3,652.5
Noncontrolling interests	6,629.5	6,702.8
Total equity	10,152.1	10,355.3
TOTAL	$63,234.6	$63,190.4
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended March 31,
	2026	2025
REVENUES:
Property	$2,669.9	$2,488.2
Services	67.6	74.6
Total operating revenues	2,737.5	2,562.8
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property	664.8	599.6
Services	38.5	34.9
Depreciation, amortization and accretion	518.2	492.5
Selling, general, administrative and development expense	257.4	237.5
Other operating expense (income)	19.4	(55.8)
Total operating expenses	1,498.3	1,308.7
OPERATING INCOME	1,239.2	1,254.1
OTHER INCOME (EXPENSE):
Interest income	36.0	26.9
Interest expense	(347.3)	(325.3)
Other income (expense) (including foreign currency gains (losses) of $68.1 and $(345.7), respectively)	90.2	(338.2)
Total other expense	(221.1)	(636.6)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,018.1	617.5
Income tax provision	(139.6)	(118.9)
NET INCOME	878.5	498.6
Net income attributable to noncontrolling interests	(19.0)	(9.9)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$859.5	$488.7
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$1.84	$1.05
Diluted net income attributable to American Tower Corporation common stockholders	$1.84	$1.04
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	466,202	467,640
DILUTED	466,833	468,519
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31,
	2026	2025
Net income	$878.5	$498.6
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax benefit of $(0.1) and $(0.0), respectively	(52.9)	593.6
Other comprehensive (loss) income	(52.9)	593.6
Comprehensive income	825.6	1,092.2
Comprehensive loss (income) attributable to noncontrolling interests	44.4	(162.9)
Comprehensive income attributable to American Tower Corporation stockholders	$870.0	$929.3
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$878.5	$498.6
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, amortization and accretion	518.2	492.5
Stock-based compensation expense	58.4	53.4
Other non-cash items reflected in statements of operations	35.3	351.3
Increase in net deferred rent balances	(18.9)	(17.1)
Right-of-use asset and Operating lease liability, net	24.2	15.6
Changes in unearned revenue	136.3	109.8
Increase in assets	(109.2)	(155.8)
Decrease in liabilities	(122.2)	(53.3)
Cash provided by operating activities	1,400.6	1,295.0
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(449.5)	(331.1)
Payments for acquisitions, net of cash acquired	(19.2)	(147.6)
Proceeds from sale of short-term investments and other non-current assets	—	137.7
Deposits and other	(5.0)	(9.1)
Cash used for investing activities	(473.7)	(350.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facilities	1,460.0	850.0
Proceeds from issuance of senior notes, net	—	998.0
Proceeds from other borrowings	—	1.2
Repayments of notes payable, credit facilities, senior notes, secured debt and finance leases	(1,226.1)	(1,840.7)
Distributions to noncontrolling interest holders	(29.9)	(29.0)
Contributions from noncontrolling interest holders	0.8	0.8
Purchases of common stock	(176.2)	—
Proceeds from stock options	12.5	19.2
Distributions paid on common stock	(806.6)	(768.5)
Deferred financing costs and other financing activities	(65.5)	(74.8)
Cash used for financing activities	(831.0)	(843.8)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	36.8	29.9
NET INCREASE IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	132.7	131.0
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	1,605.2	2,108.2
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$1,737.9	$2,239.2
CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $0.7 AND $1.6, RESPECTIVELY)	$44.3	$32.9
CASH PAID FOR INTEREST	$434.8	$370.1
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment under finance leases and perpetual easements	$4.1	$1.4
Decrease in accounts payable and accrued expenses for purchases of property and equipment and construction activities	$(13.6)	$(41.1)
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Three Months Ended March 31, 2026 and 2025	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2025	478,388	$4.8	(11,004)	$(1,301.2)	$15,057.3	$(5,954.6)	$(4,424.1)	$6,266.5	$9,648.7
Stock-based compensation related activity	743	0.0	—	—	20.4	—	—	—	20.4
Foreign currency translation adjustment, net of tax	—	—	—	—	—	440.6	—	153.0	593.6
Contributions from noncontrolling interest	—	—	—	—	—	—	—	0.8	0.8
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(28.7)	(28.7)
Common stock distributions declared	—	—	—	—	—	—	(797.1)	—	(797.1)
Net income	—	—	—	—	—	—	488.7	9.9	498.6
BALANCE, MARCH 31, 2025	479,131	$4.8	(11,004)	$(1,301.2)	$15,077.7	$(5,514.0)	$(4,732.5)	$6,401.5	$9,936.3

BALANCE, JANUARY 1, 2026	479,358	$4.8	(13,040)	$(1,665.8)	$15,215.3	$(4,815.8)	$(5,086.0)	$6,702.8	$10,355.3
Stock-based compensation related activity	725	0.0	—	—	20.7	—	—	—	20.7
Treasury stock activity	—	—	(1,053)	(183.7)	—	—	—	—	(183.7)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	10.5	—	(63.4)	(52.9)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	0.8	0.8
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(29.7)	(29.7)
Common stock distributions declared	—	—	—	—	—	—	(836.9)	—	(836.9)
Net income	—	—	—	—	—	—	859.5	19.0	878.5
BALANCE, MARCH 31, 2026	480,083	$4.8	(14,093)	$(1,849.5)	$15,236.0	$(4,805.3)	$(5,063.4)	$6,629.5	$10,152.1

See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated and condensed consolidated financial statements have been prepared by American Tower Corporation (together with its subsidiaries, “ATC” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included. The consolidated and condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the entire year.
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
As of March 31, 2026, the Company holds (i) a 52% controlling interest in subsidiaries whose holdings consist of the Company’s operations in France, Germany and Spain (such subsidiaries collectively, “ATC Europe”) (Allianz and La Caisse (each as defined in note 11) hold the noncontrolling interests), (ii) a 51% controlling interest in a joint venture whose holdings consist of the Company’s operations in Bangladesh (Confidence Tower Holdings Ltd. (“Confidence Group”) holds the noncontrolling interest) and (iii) a controlling common equity interest of approximately 71% in the Company’s U.S. data center business (Stonepeak (as defined and further discussed in note 11) holds approximately 29% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity). As of March 31, 2026, ATC Europe holds an 87% and an 83% controlling interest in subsidiaries that consist of the Company’s operations in Germany and Spain, respectively (PGGM holds the noncontrolling interests). See note 11 for a discussion of changes to the Company’s noncontrolling interests during the three months ended March 31, 2026 and 2025.
Significant Accounting Policies—The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements included in the 2025 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2026, other than those noted below.
Cash and Cash Equivalents and Restricted Cash—The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statements of cash flows is as follows:

	Three Months Ended March 31,
	2026	2025
Cash and cash equivalents	$1,608.8	$2,103.7
Restricted cash	129.1	135.5
Total cash, cash equivalents and restricted cash	$1,737.9	$2,239.2
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
Non-lease property revenue—Non-lease property revenue consists primarily of revenue generated from DAS networks, fiber and other property related revenue. DAS networks and fiber arrangements generally require that the Company

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
provide the tenant the right to use available capacity on the applicable communications infrastructure. Performance obligations are satisfied over time for the duration of the arrangements. Non-lease property revenue also includes revenue generated from interconnection offerings in the Company’s data center facilities. Interconnection offerings are generally contracted on a month-to-month basis and are cancellable by the Company or the data center customer at any time. Performance obligations are satisfied over time for the duration of the arrangements. Other property related revenue streams, which include site inspections, are not material on either an individual or consolidated basis. There were no material changes in the receivables, contract assets and contract liabilities from contracts with customers for the three months ended March 31, 2026.
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
A summary of revenue disaggregated by source and geography is as follows:

Three Months Ended March 31, 2026	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$69.2	$4.1	$3.6	$30.4	$41.2	$148.5
Services revenue	67.6	—	—	—	—	67.6
Total non-lease revenue	$136.8	$4.1	$3.6	$30.4	$41.2	$216.1
Property lease revenue	1,192.4	374.5	257.1	449.7	247.7	2,521.4
Total revenue	$1,329.2	$378.6	$260.7	$480.1	$288.9	$2,737.5

Three Months Ended March 31, 2025	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$74.7	$12.0	$2.8	$26.0	$35.9	$151.4
Services revenue	74.6	—	—	—	—	74.6
Total non-lease revenue	$149.3	$12.0	$2.8	$26.0	$35.9	$226.0
Property lease revenue	1,223.6	321.6	210.2	373.2	208.2	2,336.8
Total revenue	$1,372.9	$333.6	$213.0	$399.2	$244.1	$2,562.8
Property revenue for the three months ended March 31, 2026 and 2025 includes straight-line revenue of $18.9 million and $17.1 million, respectively.
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
Accounting Standards Updates—In November 2024, the FASB issued guidance which is intended to improve the disclosures about a public business entity’s expenses, primarily through additional disclosures about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in each relevant expense caption presented on the face of the income statement within continuing operations. The guidance is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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
2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	As of
	March 31, 2026	December 31, 2025
Prepaid assets	$101.0	$80.7
Prepaid income tax	65.8	66.7
Unbilled receivables	196.0	194.8
Value added tax and other consumption tax receivables	42.9	44.5
Other miscellaneous current assets	93.9	99.6
Prepaid and other current assets	$499.6	$486.3
3.    LEASES
The Company determines if an arrangement is a lease at the inception of the agreement. The Company considers an arrangement to be a lease if it conveys the right to control the use of the communications infrastructure or ground space underneath communications infrastructure for a period of time in exchange for consideration. The Company is both a lessor and a lessee.
During the three months ended March 31, 2026, the Company made no changes to the methods described in note 4 to its consolidated financial statements included in the 2025 Form 10-K. As of March 31, 2026, the Company does not have any material related party leases as either a lessor or a lessee. To the extent there are any intercompany leases, these are eliminated in consolidation.
Lessor— Historically, the Company has been able to successfully renew its applicable leases as needed to ensure continuation of its revenue. Accordingly, the Company assumes that it will have access to the communications infrastructure or ground space underlying its sites when calculating future minimum rental receipts through the end of the respective terms. Future minimum rental receipts expected under non-cancellable operating lease agreements as of March 31, 2026 were as follows:

Fiscal Year	Amount (1) (2)
Remainder of 2026	$6,445.5
2027	8,513.5
2028	7,120.9
2029	6,660.1
2030	5,321.4
Thereafter	16,376.0
Total	$50,437.4
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
(2)Balances represent contractual amounts owed with no adjustments made for expected collectibility. As of March 31, 2026, balances exclude contractual amounts owed from one of the Company’s U.S. customers, DISH Wireless L.L.C., a subsidiary of DISH Network Corporation (“DISH”).
If incentives are present in the Company’s leases, they are evaluated to determine proper treatment and, to the extent present, are recorded in Other current assets and Other non-current assets in the consolidated balance sheets and amortized on a straight line basis over the corresponding lease term as a non-cash reduction to revenue. As of March 31, 2026, the remaining weighted average amortization period of the Company’s lease incentives was 9 years. As of March 31, 2026, Other current assets and Other non-current assets include $49.5 million and $349.4 million, respectively, for lease incentives.
Lessee—The Company assesses its right-of-use asset and other lease-related assets for impairment, as described in note 1 to the Company’s consolidated financial statements included in the 2025 Form 10-K. There were no material impairments recorded related to these assets during the three months ended March 31, 2026 and 2025. The Company leases certain land, buildings, equipment and office space under operating leases and land and improvements, towers,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
equipment and vehicles under finance leases. As of March 31, 2026, operating lease assets were included in Right-of-use asset and finance lease assets were included in Property and equipment, net in the consolidated balance sheet. During the three months ended March 31, 2026, there were no material changes in the terms and provisions of the Company’s operating leases in which the Company is a lessee. There were no material changes in finance lease assets and liabilities during the three months ended March 31, 2026.
Information about other lease-related balances is as follows:

	As of
	March 31, 2026	December 31, 2025
Operating leases:
Right-of-use asset	$8,492.3	$8,426.5

Current portion of lease liability	$641.9	$584.9
Lease liability	7,167.8	7,158.7
Total operating lease liability	$7,809.7	$7,743.6
The weighted-average remaining lease terms and incremental borrowing rates are as follows:

	As of
	March 31, 2026	December 31, 2025
Operating leases:
Weighted-average remaining lease term (years)	14.0	13.4
Weighted-average incremental borrowing rate	6.8%	6.6%
The following table sets forth the components of lease cost:

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$289.8	$273.2
Variable lease costs not included in lease liability (1)	91.2	86.3
______________
(1)Primarily includes property tax paid on behalf of the landlord.
Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(341.1)	$(310.7)

Non-cash items:
New operating leases (1)	$45.3	$60.0
Operating lease modifications and reassessments	$172.8	$77.4
______________
(1)Amount includes new operating leases and leases acquired in connection with acquisitions.

As of March 31, 2026, the Company does not have material operating or financing leases that have not yet commenced.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Maturities of operating lease liabilities as of March 31, 2026 were as follows:

Fiscal Year	Operating Lease (1)
Remainder of 2026	$778.6
2027	1,027.4
2028	985.9
2029	947.5
2030	899.7
Thereafter	7,363.5
Total lease payments	12,002.6
Less amounts representing interest	(4,192.9)
Total lease liability	7,809.7
Less current portion of lease liability	641.9
Non-current lease liability	$7,167.8
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
4.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying value of goodwill for each of the Company’s business segments were as follows:

	Property					Services	Total
	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers
Balance as of January 1, 2026	$4,636.8	$521.9	$3,247.3	$927.5	$2,920.0	$2.0	$12,255.5
Effect of foreign currency translation	(0.6)	(12.4)	(53.3)	3.5	—	—	(62.8)
Balance as of March 31, 2026	$4,636.2	$509.5	$3,194.0	$931.0	$2,920.0	$2.0	$12,192.7
The Company’s other intangible assets subject to amortization consisted of the following:

		As of March 31, 2026			As of December 31, 2025
	Estimated Useful Lives (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired network location intangibles (1)	Up to 30	$5,488.9	$(2,824.8)	$2,664.1	$5,511.3	$(2,798.4)	$2,712.9
Acquired tenant-related intangibles	Up to 30	18,551.0	(7,748.8)	10,802.2	18,636.8	(7,609.3)	11,027.5
Acquired licenses and other intangibles	2-30	1,330.5	(571.7)	758.8	1,332.8	(542.5)	790.3
Total other intangible assets		$25,370.4	$(11,145.3)	$14,225.1	$25,480.9	$(10,950.2)	$14,530.7
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The Company amortizes its acquired intangible assets on a straight-line basis over their estimated useful lives. As of March 31, 2026, the remaining weighted average amortization period of the Company’s intangible assets was 19 years. Amortization of intangible assets for the three months ended March 31, 2026 and 2025 was $216.4 million and $214.1 million, respectively. Based on current exchange rates, the Company expects to record amortization expense as follows over the remainder of the current year and the five subsequent years:

Fiscal Year	Amount
Remainder of 2026	$642.7
2027	831.8
2028	822.5
2029	805.7
2030	793.7
2031	788.7

5.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of
	March 31, 2026	December 31, 2025
Accrued construction costs	$180.3	$195.6
Accrued income tax payable	25.8	26.5
Accrued pass-through costs	64.4	65.6
Amounts payable for acquisitions (1)	119.9	128.0
Amounts payable to tenants	82.7	70.9
Accrued property and real estate taxes	156.7	157.0
Accrued rent	50.3	52.0
Payroll and related withholdings	93.4	137.6
Other accrued expenses	318.7	279.3
Total accrued expenses	$1,092.2	$1,112.5
_______________
(1)As of March 31, 2026 and December 31, 2025 includes $106.6 million and $106.9 million of deferred payments, respectively, including post-closing adjustments, associated with the Company’s 2021 acquisition of the European and Latin American tower divisions from Telxius Telecom, S.A. due in 2026.
6.    LONG-TERM OBLIGATIONS
Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums and debt issuance costs, consisted of the following:

	As of
	March 31, 2026	December 31, 2025	Maturity Date
2021 Multicurrency Credit Facility (1)	$515.0	$380.0	January 28, 2028
2021 Term Loan (1)	998.4	998.1	January 28, 2028
2021 Credit Facility (1)	600.0	—	January 28, 2030
4.400% senior notes (2)	—	499.9	N/A
1.600% senior notes (3) (4)	700.0	699.7	April 15, 2026
1.950% senior notes (4) (5)	577.5	586.9	May 22, 2026
1.450% senior notes (4)	599.3	598.9	September 15, 2026
3.375% senior notes (4)	998.9	998.5	October 15, 2026
3.125% senior notes (4)	399.7	399.6	January 15, 2027
2.750% senior notes (4)	749.2	749.0	January 15, 2027
0.450% senior notes (4) (5)	865.2	879.7	January 15, 2027
0.400% senior notes (4) (5)	576.6	585.8	February 15, 2027
3.650% senior notes (4)	648.4	648.0	March 15, 2027
4.125% senior notes (5)	691.9	703.1	May 16, 2027

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

3.55% senior notes	748.9	748.7	July 15, 2027
3.600% senior notes	698.2	697.9	January 15, 2028
0.500% senior notes (5)	864.2	878.3	January 15, 2028
1.500% senior notes	648.7	648.5	January 31, 2028
5.500% senior notes	696.9	696.5	March 15, 2028
5.250% senior notes	646.8	646.4	July 15, 2028
5.800% senior notes	746.2	745.9	November 15, 2028
5.200% senior notes	645.5	645.1	February 15, 2029
3.950% senior notes	596.3	596.0	March 15, 2029
0.875% senior notes (5)	864.0	878.2	May 21, 2029
3.800% senior notes	1,642.9	1,642.4	August 15, 2029
2.900% senior notes	746.3	746.0	January 15, 2030
5.000% senior notes	594.8	594.4	January 31, 2030
4.900% senior notes	848.1	848.0	March 15, 2030
3.900% senior notes (5)	573.8	583.3	May 16, 2030
2.100% senior notes	745.4	745.2	June 15, 2030
0.950% senior notes (5)	573.6	583.1	October 5, 2030
1.875% senior notes	795.5	795.2	October 15, 2030
2.700% senior notes	696.5	696.3	April 15, 2031
4.625% senior notes (5)	572.7	582.2	May 16, 2031
2.300% senior notes	694.7	694.5	September 15, 2031
1.000% senior notes (5)	746.5	758.8	January 15, 2032
4.050% senior notes	644.6	644.4	March 15, 2032
3.625% senior notes (5)	574.3	583.9	May 30, 2032
4.700% senior notes	840.6	840.4	December 15, 2032
5.650% senior notes	792.6	792.3	March 15, 2033
1.250% senior notes (5)	572.8	582.4	May 21, 2033
5.550% senior notes	842.4	842.2	July 15, 2033
5.900% senior notes	743.0	742.9	November 15, 2033
5.450% senior notes	641.7	641.5	February 15, 2034
4.100% senior notes (5)	571.3	580.8	May 16, 2034
5.400% senior notes	592.7	592.5	January 31, 2035
5.350% senior notes	731.2	731.4	March 15, 2035
3.700% senior notes	592.8	592.8	October 15, 2049
3.100% senior notes	1,039.2	1,039.1	June 15, 2050
2.950% senior notes	1,024.7	1,024.5	January 15, 2051
Total American Tower Corporation debt	35,510.5	35,409.2

Series 2018-1A securities (6)	498.5	498.3	March 15, 2028
Series 2023-1A securities (7)	1,292.7	1,291.7	March 15, 2028
Other subsidiary debt (8)	4.8	5.2	Various
Total American Tower subsidiary debt	1,796.0	1,795.2
Finance lease obligations	15.0	15.9
Total	37,321.5	37,220.3
Less current portion of long-term obligations	(6,119.0)	(3,387.8)
Long-term obligations	$31,202.5	$33,832.5
_______________
(1)Accrues interest at a variable rate.
(2)Repaid in full on February 13, 2026 using borrowings under the 2021 Credit Facility (as defined below) and cash on hand.
(3)Repaid in full on April 14, 2026 using borrowings under the 2021 Credit Facility and cash on hand.
(4)Included in Current portion of long-term obligations.
(5)Notes are denominated in Euro (“EUR”).
(6)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.
(7)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2053.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
(8)As of March 31, 2026 includes (i) borrowings under an unsecured term loan in Bangladesh, which is denominated in Bangladeshi Taka, and (ii) debt entered into by the Company’s Data Centers business in connection with an acquisition of a multi-tenant data facility in Denver, Colorado, which is denominated in U.S. Dollars and is payable in monthly installments through March 31, 2028.
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
Bank Facilities
2021 Multicurrency Credit Facility—During the three months ended March 31, 2026, the Company borrowed an aggregate of $860.0 million and repaid an aggregate of $725.0 million of revolving indebtedness under the Company’s $6.0 billion senior unsecured multicurrency revolving credit facility, as amended and restated in December 2021, as further amended (the “2021 Multicurrency Credit Facility”). The Company used the borrowings for general corporate purposes.
2021 Credit Facility—During the three months ended March 31, 2026, the Company borrowed an aggregate of $600.0 million of revolving indebtedness under the Company’s $4.0 billion senior unsecured revolving credit facility, as amended and restated in December 2021, as further amended (the “2021 Credit Facility”). The Company used the borrowings to repay outstanding indebtedness, including the 4.400% Notes, and for general corporate purposes.
As of March 31, 2026, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the $1.0 billion unsecured term loan, as amended and restated in December 2021, as further amended (the “2021 Term Loan”) were as follows:

	Outstanding Principal Balance (in millions)	Undrawn letters of credit (in millions)	Maturity Date		Current margin over SOFR or EURIBOR (1)	Current commitment fee (2)
2021 Multicurrency Credit Facility	$515.0	$16.7	January 28, 2028	(3)	0.875%	0.100%
2021 Credit Facility	600.0	29.8	January 28, 2030	(3)	0.875%	0.100%
2021 Term Loan	1,000.0	N/A	January 28, 2028		0.875%	N/A
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows:

	March 31, 2026			December 31, 2025
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investments in equity securities (1)	$17.5	$183.8	—	$15.3	$161.6	—
_______________
(1)Investments in equity securities are recorded in Notes receivable and other non-current assets in the consolidated balance sheets at fair value. Unrealized holding gains and losses for equity securities are recorded in Other income (expense) in the consolidated statements of operations in the current period. During three months ended March 31, 2026, the Company recognized unrealized gains of $24.4 million for equity securities held as of March 31, 2026. During three months ended March 31, 2025, the Company recognized unrealized gains of $7.6 million for equity securities held as of March 31, 2025.

Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. The significant unobservable inputs used to determine the fair value of long-lived assets during the three months ended March 31, 2026 or 2025 are consistent with those described in note 10 to the consolidated financial statements included in the 2025 Form 10-K.
There were no other items measured at fair value on a nonrecurring basis during the three months ended March 31, 2026 or 2025.
Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at March 31, 2026 and December 31, 2025 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of March 31, 2026 and December 31, 2025, the carrying value of long-term obligations, including the current portion, was $37.3 billion and $37.2 billion, respectively. As of March 31, 2026, the fair value of long-term obligations, including the current portion, was $35.8 billion, of which $31.9 billion was measured using Level 1 inputs and $3.9 billion was measured using Level 2 inputs. As of December 31, 2025, the fair value of long-term obligations, including the current portion, was $36.1 billion, of which $32.9 billion was measured using Level 1 inputs and $3.2 billion was measured using Level 2 inputs.
Net Investment Hedge
Foreign Currency Debt—On June 1, 2025, the Company designated approximately 4.7 billion EUR (approximately $5.3 billion at the designation date) of senior unsecured notes as a non-derivative net investment hedge on the Company’s net investments in its European subsidiaries, whose functional currency is the EUR, to mitigate against the effect of exchange rate fluctuations on the translation of foreign currency balances to the USD.
The following table presents the contractual amounts of the Company's outstanding instruments:

		As of
	Designation	March 31, 2026	December 31, 2025
Foreign currency-denominated debt (1)	Net Investment Hedge	$5,372.0	$5,461.6
_______________
(1)During the three months ended March 31, 2026, the Company recorded $89.6 million of unrealized foreign currency gains related to the EUR denominated debt that was designated as a net investment hedge as a foreign currency translation adjustment in Accumulated other comprehensive loss. As of March 31, 2026, includes 4.7 billion EUR ($5.4 billion) of outstanding EUR denominated debt designated as hedges of a portion the Company’s net investment in foreign operations. This debt matures in fiscal years 2026 through 2034.
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
The increase in the income tax provision during the three months ended March 31, 2026 was primarily attributable to (i) increases in earnings in certain foreign jurisdictions and (ii) increases in unrealized gains from equity securities in the United States, partially offset by the nonrecurrence of taxes related to the sale of the Company’s fiber assets in South Africa (“South Africa Fiber”) during the three months ended March 31, 2025.
As of March 31, 2026 and December 31, 2025, the total unrecognized tax benefits that would impact the ETR, if recognized, were approximately $131.1 million and $128.6 million, respectively. The amount of unrecognized tax benefits during the three months ended March 31, 2026 includes (i) additions to the Company’s existing tax positions of $1.6 million and (ii) additions due to foreign currency exchange rate fluctuations of $0.9 million.
The Company recorded the following penalties and income tax-related interest expense during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Penalties and income tax-related interest expense	$5.9	$5.5
As of March 31, 2026 and December 31, 2025, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheets were $93.5 million and $86.8 million, respectively.
9.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably. Awards granted prior to March 10, 2023 generally vest over four years for time-based restricted stock units (“RSUs”) and stock options. In December 2022, the Company’s Compensation and Human Capital Committee (the “Compensation Committee”) changed the terms of its awards to generally vest over three years. The change in vesting terms is applicable for new awards granted beginning on March 10, 2023 and does not change the vesting terms applicable to grants awarded prior to March 10, 2023. Performance-based restricted stock units (“PSUs”) generally vest over three years. Stock options generally expire ten years from the date of grant. As of March 31, 2026, the Company had the ability to grant stock-based awards with respect to an aggregate of 1.9 million shares of common stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
During the three months ended March 31, 2026 and 2025, the Company recorded the following stock-based compensation expense in selling, general, administrative and development expense:

	Three Months Ended March 31,
	2026	2025
Stock-based compensation expense (1)	$58.4	$53.4
_______________
(1)For the three months ended March 31, 2025, includes the reversal of $7.1 million of previously recognized stock-based compensation expense associated with awards forfeited in connection with the departure of the Company’s former Executive Vice President and President, APAC due to such role being eliminated.

Stock Options—As of March 31, 2026, there was no unrecognized compensation expense related to unvested stock options.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The Company’s option activity for the three months ended March 31, 2026 was as follows (shares disclosed in full amounts):

Number of Options
Outstanding as of January 1, 2026	133,623
Exercised	(132,337)
Forfeited	—
Expired	—
Outstanding as of March 31, 2026	1,286
Restricted Stock Units—As of March 31, 2026, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $172.9 million and is expected to be recognized over a weighted average period of approximately two years. Vesting of RSUs is subject generally to the employee’s continued employment or death, disability or qualified retirement (each as defined in the applicable RSU award agreement). RSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.
Performance-Based Restricted Stock Units—During the three months ended March 31, 2026, the Compensation Committee granted an aggregate of 100,692 PSUs (the “2026 PSUs”) to its executive officers and established the performance and market metrics for these awards. During the years ended December 31, 2025 and 2024, the Compensation Committee granted an aggregate of 86,911 PSUs (the “2025 PSUs”) and 87,550 PSUs (the “2024 PSUs”) respectively, to its executive officers and established the performance metrics for these awards. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to each of the 2026 PSUs, the 2025 PSUs and the 2024 PSUs and will be used to calculate the number of shares that will be issuable when each award vests, which may range from zero to 200% of the target amounts. At the end of each three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established goals. PSUs will be paid out in common stock at the end of each performance period, subject generally to the executive’s continued employment or death, disability or qualified retirement (each as defined in the applicable PSU award agreement). PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.
Certain of the 2026 PSUs, the 2025 PSUs and the 2024 PSUs include a market condition component based on relative total shareholder return as measured against the REIT constituents included in the S&P 500 Index. For the component of the 2026 PSUs, the 2025 PSUs and the 2024 PSUs subject to a market condition, fair value is determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The grant date fair value of the market condition component of the 2026 PSUs, the 2025 PSUs and the 2024 PSUs is $211.01, $286.21 and $216.11, respectively.
Key assumptions used to apply this pricing model were as follows:

	2026	2025	2024
Expected term (years)	2.81	2.81	2.81
Risk-free interest rate	3.58%	3.91%	4.31%
Annualized volatility	25.42%	27.91%	26.75%

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the three months ended March 31, 2026 was as follows (shares disclosed in full amounts):

	RSUs	PSUs
Outstanding as of January 1, 2026 (1)	1,283,669	333,401
Granted (2)	660,901	100,692
Vested and Released (3)	(695,254)	(169,098)
Forfeited	(6,177)	—
Outstanding as of March 31, 2026	1,243,139	264,995
Vested and deferred as of March 31, 2026 (4)	29,094	—
_______________
(1)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the outstanding 2025 PSUs and the outstanding 2024 PSUs, or 86,911 shares and 77,392 shares, respectively, and the shares issuable at the end of the three-year performance period for the PSUs granted in 2023 (the “2023 PSUs”) based on achievement against the performance metrics for the three-year performance period, or 169,098 shares.
(2)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2026 PSUs, or 100,692 shares.
(3)PSUs consist of shares vested pursuant to the 2023 PSUs. There are no additional shares to be earned related to the 2023 PSUs.
(4)Vested and deferred RSUs are related to deferred compensation for certain former employees.

During the three months ended March 31, 2026, the Company recorded $2.3 million in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at March 31, 2026 was $18.6 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted average period over which the cost will be recognized is approximately one year.
10.    EQUITY
Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to the ESPP and upon exercise of stock options granted under the 2007 Plan. During the three months ended March 31, 2026, the Company received an aggregate of $12.5 million in proceeds upon exercises of stock options.
Stock Repurchase Program—In December 2017, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $2.0 billion of its common stock (the “Buyback Program”).
Under the Buyback Program, the Company is authorized to purchase shares from time to time through open market purchases, in privately negotiated transactions not to exceed market prices, and (with respect to such open market purchases) pursuant to plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with securities laws and other legal requirements and subject to market conditions and other factors.
During the three months ended March 31, 2026, the Company repurchased 1,053,335 shares of its common stock for an aggregate of $183.7 million, including commissions and fees, under the Buyback Program. As of March 31, 2026, the Company has repurchased a total of 2,994,647 shares of its common stock under the Buyback Program for an aggregate of $530.8 million, including commissions and fees.
The Company expects to fund any further repurchases of its common stock through a combination of cash on hand, cash generated by operations and borrowings under its credit facilities. Repurchases under the Buyback Program are subject to, among other things, the Company having available cash to fund the repurchases.
Distributions—During the three months ended March 31, 2026, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
March 5, 2026	April 28, 2026	April 14, 2026	$1.79	$833.9
December 4, 2025	February 2, 2026	December 29, 2025	$1.70	$792.9
_______________
(1)Does not include amounts accrued for distributions payable related to unvested restricted stock units.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
During the three months ended March 31, 2025, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
March 6, 2025	April 28, 2025	April 11, 2025	$1.70	$795.8
December 5, 2024	February 3, 2025	December 27, 2024	$1.62	$757.1
_______________
(1)Does not include amounts accrued for distributions payable related to unvested restricted stock units.
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of March 31, 2026, the amount accrued for distributions payable related to unvested restricted stock units was $9.5 million. During the three months ended March 31, 2026 and 2025, the Company paid $13.7 million and $11.4 million of distributions upon the vesting of restricted stock units, respectively. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.
11.    NONCONTROLLING INTERESTS
European Interests—As of March 31, 2026, ATC Europe consists of the Company’s operations in France, Germany and Spain. The Company currently holds a 52% controlling interest in ATC Europe, with Caisse de dépôt et placement du Québec (“La Caisse”) and Allianz insurance companies and funds managed by Allianz Capital Partners GmbH, including the Allianz European Infrastructure Fund (collectively, “Allianz”) holding 30% and 18% noncontrolling interests, respectively. ATC Europe holds a 100% interest in the subsidiaries that consist of the Company’s operations in France and an 87% and an 83% controlling interest in the subsidiaries that consist of the Company’s operations in Germany and Spain, respectively, with PGGM holding a 13% and a 17% noncontrolling interest in each respective subsidiary.
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
As of March 31, 2026, the Company holds a common equity interest of approximately 71% in its U.S. data center business, with Stonepeak holding approximately 29% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity. On a fully converted basis, which is expected to occur four years from August 2022, and on the basis of the currently outstanding equity, the Company will hold a controlling ownership interest of approximately 64%, with Stonepeak holding approximately 36%. The mandatorily convertible preferred equity, which accrues dividends at 5.0%, will convert into common equity on a one for one basis, subject to adjustment that will be measured upon conversion.
Dividends to noncontrolling interests—Certain of the Company’s subsidiaries may, from time to time, declare dividends. During the three months ended March 31, 2026, the Company’s U.S. data center business declared distributions of $11.4 million related to the outstanding Stonepeak mandatorily convertible preferred equity (the “Stonepeak Preferred Distributions”). As of March 31, 2026, the amount accrued for Stonepeak Preferred Distributions was $11.4 million.
Pursuant to the terms of the ownership agreement with Stonepeak, the Company’s U.S. data center business distributes common dividends to the Company and to Stonepeak in proportion to their respective equity interests in the Company’s U.S. data center business (the “Stonepeak Common Dividend”) on a quarterly basis. During the three months ended March 31, 2026, the Company’s U.S. data center business declared and paid distributions of $18.4 million, related to the Stonepeak Common Dividend.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The changes in noncontrolling interests were as follows:

	Three Months Ended March 31,
	2026	2025
Balance as of January 1,	$6,702.8	$6,266.5
Net income attributable to noncontrolling interests	19.0	9.9
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	(63.4)	153.0
Contributions from noncontrolling interest holders	0.8	0.8
Distributions to noncontrolling interest holders	(29.7)	(28.7)
Balance as of March 31,	$6,629.5	$6,401.5
12.    EARNINGS PER COMMON SHARE
The following table sets forth basic and diluted net income per common share computational data (shares in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Net income attributable to American Tower Corporation common stockholders	$859.5	$488.7
Basic weighted average common shares outstanding	466,202	467,640
Dilutive securities	631	879
Diluted weighted average common shares outstanding	466,833	468,519
Basic net income attributable to American Tower Corporation common stockholders per common share	$1.84	$1.05
Diluted net income attributable to American Tower Corporation common stockholders	$1.84	$1.04
Shares Excluded From Dilutive Effect—The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis)

	Three Months Ended March 31,
	2026	2025
Restricted stock units	121	121
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 1,600 towers, which commenced between December 2000 and August 2004. Substantially all of the towers are part of the securitization transactions completed in March 2018 and March 2023 (together, the “Trust Securitization”). The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of March 31, 2026, the Company has purchased an aggregate of approximately 800 of the subleased towers which are subject to the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is $1.2 billion and includes per annum accretion through the applicable expiration of the lease or sublease of a site. For the applicable sites, AT&T has the right to continue to lease space subject to a monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. AT&T shall have the right to renew each lease for up to five successive five-year terms.
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
Data Centers—The Company operates 30 data center facilities across eleven markets in the United States. The Company’s Data Centers segment relates to data center facilities and related assets that the Company owns and operates in the United States. The Data Centers segment offers different types of leased land, infrastructure and related services from, and requires different resources, skill sets and marketing strategies than the existing property operating segment in the U.S. & Canada.
As of March 31, 2026, the Company’s property operations consisted of the following:
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
Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2026 and 2025 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

	Property					Total Property	Services	Other	Total
Three Months Ended March 31, 2026	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers
Segment revenues	$1,261.6	$378.6	$260.7	$480.1	$288.9	$2,669.9	$67.6		$2,737.5
Segment operating expenses	206.3	120.1	92.5	133.8	112.1	664.8	38.5		703.3
Segment gross margin	1,055.3	258.5	168.2	346.3	176.8	2,005.1	29.1		2,034.2
Segment selling, general, administrative and development expense (1)	38.3	18.7	17.3	30.1	24.5	128.9	5.3		134.2
Segment operating profit	$1,017.0	$239.8	$150.9	$316.2	$152.3	$1,876.2	$23.8		$1,900.0
Stock-based compensation expense								$58.4	58.4
Other selling, general, administrative and development expense								64.8	64.8
Depreciation, amortization and accretion								518.2	518.2
Other expense (2)								240.5	240.5
Income from continuing operations before income taxes									$1,018.1
Total assets	$26,430.9	$4,249.2	$12,818.9	$8,548.7	$10,816.6	$62,864.3	$112.9	$257.4	$63,234.6
Capital expenditures	$84.3	$51.4	$53.1	$39.9	$226.0	$454.7	$—	$5.2	$459.9
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $58.4 million.
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
15.    SUBSEQUENT EVENTS
Repayment of 1.600% Senior Notes—On April 14, 2026, the Company repaid $700.0 million aggregate principal amount of the Company’s 1.600% senior unsecured notes due 2026 (the “1.600% Notes”) upon their maturity. The 1.600% Notes were repaid using borrowings under the 2021 Credit Facility and cash on hand. Upon completion of the repayment, none of the 1.600% Notes remained outstanding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains statements about future events and expectations, or “forward-looking statements,” which relate to our goals, beliefs, strategies, plans or current expectations and other statements that are not of historical facts. For example, when we use words such as “project,” “plan,” “believe,” “anticipate,” “expect,” “forecast,” “estimate,” “intend,” “should,” “would,” “could,” “may” or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements. Certain important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those factors set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). Forward-looking statements represent management’s current expectations, beliefs and assumptions, and are inherently uncertain. We do not undertake any obligation to update our forward-looking statements.
The discussion and analysis of our financial condition and results of operations that follow are based upon our consolidated and condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates and such differences could be material to the financial statements. This discussion should be read in conjunction with our consolidated and condensed consolidated financial statements herein and the accompanying notes, information set forth under the caption “Critical Accounting Policies and Estimates” in the 2025 Form 10-K, and in particular, the information set forth therein under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure and property interests that we lease primarily to communications service providers and third-party tower operators, and, as discussed further below, we hold a portfolio of highly interconnected data center facilities and related assets in the United States. Our customers include our tenants, licensees and other payers. We refer to the business encompassing the above as our property operations, which accounted for 98% of our total revenues for the three months ended March 31, 2026 and includes our U.S. & Canada property, Africa & Asia-Pacific (“APAC”) property, Europe property and Latin America property segments and Data Centers segment.
We also offer tower-related services in the United States, including site application, zoning and permitting, structural and mount analyses, and construction management, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of March 31, 2026:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S. & Canada:
Canada	226	—	—
United States	26,692	14,852	427
U.S. & Canada total	26,918	14,852	427
Africa & APAC:
Bangladesh	1,072	—	—
Burkina Faso	733	—	—
Ghana	3,433	—	37
Kenya	4,511	—	11
Niger	950	—	—
Nigeria	9,727	—	—
Philippines	386	—	—
South Africa	2,482	—	—
Uganda	4,595	—	47
Africa & APAC total	27,889	—	95
Europe:
France	4,312	303	9
Germany	15,589	—	—
Spain	12,465	—	1
Europe total	32,366	303	10
Latin America:
Argentina	497	—	11
Brazil	20,817	1,434	126
Chile	3,674	—	107
Colombia	4,809	—	6
Costa Rica	711	—	2
Mexico	8,634	185	73
Paraguay	1,450	—	—
Peru	3,961	450	1
Latin America total	44,553	2,069	326
Total	131,726	17,224	858
_______________
(1)Approximately 98% of the operated towers are held pursuant to long-term finance leases, including those subject to purchase options.

As of March 31, 2026, our property portfolio included 30 operating data center facilities across 11 markets in the United States that collectively comprise approximately 3.8 million net rentable square feet (“NRSF”) of data center space, as follows:

	Number of Data Centers	Total NRSF (1)
		(in thousands)
San Francisco Bay, CA	9	1,051
Los Angeles, CA	3	724
Northern Virginia, VA	3	627
New York, NY	3	373
Chicago, IL	2	328
Denver, CO	2	151
Boston, MA	1	143
Miami, FL	2	130
Orlando, FL	1	104
Atlanta, GA	2	95
Washington, D.C.	2	47
Total	30	3,773
_______________
(1)Excludes approximately 0.4 million of office and light industrial NRSF.
The 2025 Form 10-K contains information regarding management’s expectations of long-term drivers of demand for our communications sites, as well as key trends, which management believes provide valuable insight into our operating and financial resource allocation decisions. The discussion below should be read in conjunction with the 2025 Form 10-K and, in particular, the information set forth therein under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.”
In most of our markets, our tenant leases for our communications sites with wireless carriers generally have initial non-cancellable terms of five to ten years with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the three months ended March 31, 2026 was recurring revenue that we should continue to receive in future periods. Most of our tenant leases for our communications sites have provisions that periodically increase or “escalate” the rent due under the lease, typically based on (a) an annual fixed escalation (averaging approximately 3% in the United States), (b) an inflationary index in most of our international markets, or (c) a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs (pass-through revenue), such as ground rent or power and fuel costs.
Based upon existing customer leases and foreign currency exchange rates as of March 31, 2026, we expect to generate over $50 billion of non-cancellable customer lease revenue over future periods, before the impact of straight-line lease accounting.
The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee. Revenue lost from either tenant lease cancellations or the non-renewal of leases or rent renegotiations, which we refer to as churn, has historically not had a material adverse effect on the revenues generated by our consolidated property operations. During the three months ended March 31, 2026, churn was approximately 5% of our tenant billings, primarily driven by churn due to one of our U.S. customers, DISH Wireless L.L.C., a subsidiary of DISH Network Corporation (“DISH”) in our U.S. & Canada property segment, as discussed below. Beginning on January 1, 2026, 100% of DISH revenue will be reflected in churn.

AT&T Mexico Dispute. We are currently engaged in a legal dispute (the “Arbitration”) with one of our customers in Mexico, AT&T Comunicaciones Digitales, S. de R.L. de C.V. and related entities (collectively, “AT&T Mexico”). AT&T Mexico, which represented approximately $300 million of tenant revenue in 2025, is challenging the calculation of the monthly lease amount established under our Master Lease Agreement with AT&T Mexico (the “MLA”), as well as certain other provisions of the MLA, seeking rent abatement both retroactively and prospectively, and had been withholding tower rents since the start of 2025. We incurred approximately $30 million of reserves during the year ended December 31, 2025, and an additional approximately $10 million of reserves during the three months ended March 31, 2026, related to this customer. We expect to record future reserves until the Arbitration is settled. We believe we have meritorious defenses to the claims raised in this Arbitration, are vigorously defending the full enforceability of the MLA and remain confident in the terms and conditions of the MLA. The Arbitration is scheduled for a hearing in August 2026.
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
DISH Dispute. On September 24, 2025, DISH delivered a notice purporting to be excused from its contractual obligations under our Strategic Collocation Agreement entered into in March 2021 (the “SCA”). DISH has failed to meet its payment obligations, and as of January 2026 is in default under the SCA. We remain confident that DISH has not been excused from its obligations under the SCA, and that the SCA remains in full force and effect. On October 20, 2025, we filed a complaint in the U.S. District Court for the District of Colorado seeking a declaratory judgment that DISH has not been excused from its obligations under the SCA, that the SCA remains in full force and effect, and that DISH remains required to perform all of its obligations under the SCA. DISH represented approximately 2% and 4% of our total annual property revenue and total annual U.S. & Canada property revenue, respectively, for 2025. DISH is reflected in churn for three months ended March 31, 2026. During the three months ended March 31, 2026, we recorded impairment charges related to DISH of $17.5 million.
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

Results of Operations
Three Months Ended March 31, 2026 and 2025
(in millions, except percentages)
Revenue

	Three Months Ended March 31,		Percent Increase (Decrease)
	2026	2025
Property
U.S. & Canada	$1,261.6	$1,298.3	(3)%
Africa & APAC	378.6	333.6	13
Europe	260.7	213.0	22
Latin America	480.1	399.2	20
Data Centers	288.9	244.1	18
Total property	2,669.9	2,488.2	7
Services	67.6	74.6	(9)
Total revenues	$2,737.5	$2,562.8	7%
Three Months Ended March 31, 2026
U.S. & Canada property segment revenue decrease of $36.7 million was attributable to:
•A decrease of $46.0 million in other revenue, primarily due to a decrease of $34.9 million due to straight-line accounting;
• Partially offset by tenant billings growth of $9.1 million, which was driven by:
• $34.0 million due to leasing additional space on our sites (“colocations”) and amendments; and
• $0.9 million generated from sites acquired or constructed since the beginning of the prior-year period (“newly acquired or constructed sites”);
• Partially offset by decreases of:
• $25.2 million resulting from churn in excess of contractual escalations, primarily related to DISH; and
• $0.6 million from other tenant billings.
Segment revenue decrease was partially offset by an increase of $0.2 million attributable to the positive impact of foreign currency translation related to fluctuations in Canadian Dollar.
Africa & APAC property segment revenue growth of $45.0 million was attributable to:
• Tenant billings growth of $31.8 million, which was driven by:
• $16.5 million due to colocations and amendments;
• $7.8 million generated from newly acquired or constructed sites;
• $6.6 million resulting from contractual escalations, net of churn; and
• $0.9 million from other tenant billings;
• Partially offset by:
• a decrease of $17.1 million in other revenue, primarily due to an increase in revenue reserves; and
• a decrease of $1.5 million in pass-through revenue.
Segment revenue growth included an increase of $31.8 million, attributable to the impact of foreign currency translation, which included, among others, positive impacts of $15.0 million related to fluctuations in Ghanaian Cedi, $8.0 million related to fluctuations in Nigerian Naira, $5.6 million related to fluctuations in South African Rand and $2.2 million related to fluctuations in West African CFA Franc.
Europe property segment revenue growth of $47.7 million was attributable to:
• An increase of $10.4 million in other revenue, primarily due to the impact of incremental capital contributions, which are amortized over the term of the lease;
• Tenant billings growth of $8.7 million, which was driven by:
• $4.1 million due to colocations and amendments;
• $3.1 million generated from newly acquired or constructed sites; and
• $2.4 million resulting from contractual escalations, net of churn;

• Partially offset by a decrease of $0.9 million from other tenant billings; and
• An increase of $1.3 million in pass-through revenue.
Segment revenue growth included an increase of $27.3 million attributable to the positive impact of foreign currency translation related to fluctuations in Euro (“EUR”).
Latin America property segment revenue growth of $80.9 million was attributable to:
• An increase of $32.0 million in other revenue, primarily due to an increase of $27.9 million from straight-line accounting resulting largely from tenant settlements in Brazil and a decrease in revenue reserves; and
• An increase of $3.9 million in pass-through revenue;
• Partially offset by a decrease in tenant billings of $5.8 million, which was driven by:
• $10.4 million from churn in excess of contractual escalations, primarily related to customer cancellations in Brazil;
• $1.2 million from other tenant billings; and
• $0.2 million generated from newly acquired or constructed sites;
• Partially offset by an increase of $6.0 million due to colocations and amendments.
Segment revenue growth included an increase of $50.8 million attributable to the impact of foreign currency translation, which included, among others, positive impacts of $22.7 million related to fluctuations in Brazilian Real, $18.8 million related to fluctuations in Mexican Peso, $3.7 million related to fluctuations in Colombian Peso and $2.6 million related to fluctuations in Chilean Peso.
Data Centers segment revenue growth of $44.8 million was attributable to:
•An increase of $25.7 million in rental, related and other revenue, primarily due to new lease commencements, customer expansions and rent increases upon customer renewals;
•An increase of $10.3 million in power revenue from new lease commencements, increased power consumption and pricing increases from existing customers;
•An increase of $4.4 million in interconnection revenue, primarily due to customer interconnection net additions and pricing increases from existing cross connects; and
•An increase of $4.4 million in straight-line revenue.
Services segment revenue decrease of $7.0 million was primarily attributable to a decreases in site application, zoning and permitting services and structural and mount analyses services, partially offset by an increase in construction management services.
Gross Margin

	Three Months Ended March 31,		Percent Increase (Decrease)
	2026	2025
Property
U.S. & Canada	$1,055.3	$1,096.0	(4)%
Africa & APAC	258.5	234.3	10
Europe	168.2	137.0	23
Latin America	346.3	276.5	25
Data Centers	176.8	144.8	22
Total property	2,005.1	1,888.6	6
Services	29.1	39.7	(27)%
Three Months Ended March 31, 2026
•The decrease in U.S. & Canada property segment gross margin was primarily attributable to the decrease in revenue described above and an increase in direct expenses of $3.9 million, primarily due to an increase in repair and maintenance spending. Direct expenses were also negatively impacted by $0.1 million from the impact of foreign currency translation.
•The increase in Africa & APAC property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $9.1 million, primarily due to an increase in costs associated with pass-through revenue, including fuel and utility costs. Direct expenses were also negatively impacted by $11.7 million from the impact of foreign currency translation.
•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $6.9 million, primarily due to an increase in costs associated with pass-through revenue, including energy costs and an increase in land rent costs. Direct expenses were also negatively impacted by $9.6 million from the impact of foreign currency translation.
•The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above and a decrease in direct expenses of $2.4 million, primarily due to an decrease in land rent costs. Direct expenses were negatively impacted by $13.5 million from the impact of foreign currency translation.
•The increase in Data Centers segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $12.8 million, primarily due to an increase in costs associated with power revenue, including utility costs.
•The decrease in Services segment gross margin was primarily attributable to the decrease in revenue described above and an increase in direct expenses of $3.6 million.
Selling, General, Administrative and Development Expense (“SG&A”)

	Three Months Ended March 31,		Percent Increase (Decrease)
	2026	2025
Property
U.S. & Canada	$38.3	$39.3	(3)%
Africa & APAC	18.7	20.1	(7)
Europe	17.3	15.8	9
Latin America	30.1	21.0	43
Data Centers	24.5	22.9	7
Total property	128.9	119.1	8
Services	5.3	6.4	(17)
Other	123.2	112.0	10
Total selling, general, administrative and development expense	$257.4	$237.5	8%
Three Months Ended March 31, 2026
•The decrease in our U.S. & Canada property segment SG&A was primarily driven by a decrease in net bad debt expense and decreased personnel and related costs, partially offset by increased professional services costs.
•The decrease in our Africa & APAC property segment SG&A was primarily driven by decreased professional services costs, partially offset by the negative impact of foreign currency translation.
•The increase in our Europe property segment SG&A was primarily driven by increased personnel and related costs to support our business and the negative impact of foreign currency translation, partially offset by decreased professional services costs.
•The increase in our Latin America property segment SG&A was primarily driven by higher canceled construction costs, an increase in bad debt expense of $2.2 million and the negative impact of foreign currency translation.
•The increase in our Data Centers segment SG&A was primarily driven by increased personnel and related costs to support our business.
•The decrease in our Services segment SG&A was primarily driven by a decrease in net bad debt expense and decreased personnel and related costs.

•The increase in other SG&A was primarily attributable to an increase in corporate SG&A, including an increase in personnel and related costs to support our business, and an increase in stock-based compensation expense of $5.0 million. Stock-based compensation expense for the three months ended March 31, 2025 included the reversal of $7.1 million of previously recognized expense associated with awards forfeited in connection with the departure of our Executive Vice President and President, APAC due to such role being eliminated.
Operating Profit

	Three Months Ended March 31,		Percent Increase (Decrease)
	2026	2025
Property
U.S. & Canada	$1,017.0	$1,056.7	(4)%
Africa & APAC	239.8	214.2	12
Europe	150.9	121.2	25
Latin America	316.2	255.5	24
Data Centers	152.3	121.9	25
Total property	1,876.2	1,769.5	6
Services	23.8	33.3	(29)%
•The decreases in operating profit for the three months ended March 31, 2026 for our U.S. & Canada property segment and our Services segment were primarily attributable to decreases in our segment gross margin, partially offset by decreases in our segment SG&A.
•The increase in operating profit for the three months ended March 31, 2026 for our Africa & APAC property segment was primarily attributable to an increase in our segment gross margin and a decrease in our segment SG&A.
•The increases in operating profit for the three months ended March 31, 2026 for our Europe property segment, Latin America property segment and our Data Centers segment were primarily attributable to increases in our segment gross margin, partially offset by increases in our segment SG&A.
Depreciation, Amortization and Accretion

	Three Months Ended March 31,		Percent Increase (Decrease)
	2026	2025
Depreciation, amortization and accretion	$518.2	$492.5	5%
The increase in depreciation, amortization and accretion expense for the three months ended March 31, 2026 was primarily attributable to foreign currency exchange rate fluctuations.
Other Operating Expense (Income)

	Three Months Ended March 31,		Percent Increase (Decrease)
	2026	2025
Other operating expense (income)	$19.4	$(55.8)	(135)%
The change in other operating expense (income) during the three months ended March 31, 2026 was primarily attributable to a decrease in gains on sales or disposals of assets, primarily attributable to the gain on the sale of our fiber assets in South Africa (“South Africa Fiber”) of $53.6 million in the prior year period, partially offset by an increase in impairment charges of $18.2 million, primarily related to DISH in the U.S.

Total Other Expense

	Three Months Ended March 31,		Percent Increase (Decrease)
	2026	2025
Total other expense	$221.1	$636.6	(65)%
Total other expense consists primarily of interest expense and realized and unrealized foreign currency gains or losses as a result of foreign currency exchange rate fluctuations primarily associated with our EUR denominated senior unsecured notes, our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.
The decrease in total other expense during the three months ended March 31, 2026 was primarily due to foreign currency gains of $68.1 million in the current period, as compared to foreign currency losses of $345.7 million in the prior-year period.
Income Tax Provision

	Three Months Ended March 31,		Percent Increase (Decrease)
	2026	2025
Income tax provision	$139.6	$118.9	17%
Effective tax rate	13.7%	19.3%
As a real estate investment trust for U.S. federal income tax purposes (“REIT”), we may deduct earnings distributed to stockholders against the income generated by our REIT operations. Consequently, the effective tax rate on income from continuing operations for the three months ended March 31, 2026 and 2025 differs from the federal statutory rate.
As of January 1, 2024, we and our subsidiaries, in principle, became subject to the Organization for Economic Cooperation and Development (the “OECD”) Global Anti-Base Erosion Rules (the “Pillar 2 Rules”) as promulgated by jurisdictions. The Pillar 2 Rules can potentially lead to additional taxes (“Top-Up Tax”) when the effective tax rate (as defined by the Pillar 2 Rules) in a jurisdiction is below 15%. The Pillar 2 Rules, however, do not apply to “Excluded Entities” and certain subsidiaries of Excluded Entities. We believe we qualify as an Excluded Entity as a “Real Estate Investment Vehicle.” In the event certain subsidiaries do not qualify as Excluded Entities, available “Safe Harbor” rules could apply that would exempt the entities from any Top-Up Tax. Substantially all of our non-excluded, non-U.S. jurisdictions qualify for one or more of the Safe Harbor rules. The remaining non-U.S. jurisdictions that may not qualify could have immaterial Top-Up Tax. Beginning in fiscal year 2026, the U.S. income of non-excluded U.S. domiciled entities may result in immaterial Top-Up Tax; however, on January 5, 2026, the OECD announced a comprehensive Side-by-Side Safe Harbor that, if enacted, would exempt U.S.-parented multinational companies from certain Top-Up Taxes under the Pillar 2 Rules beginning January 1, 2026. While the Side-by-Side Safe Harbor has yet to be enacted in any jurisdiction in which we operate, there is an expectation the Side-by-Side Safe Harbor may be adopted prior to year end. The amount of Top-Up Tax from our U.S. income is immaterial.
The increase in the income tax provision during the three months ended March 31, 2026 was primarily attributable to (i) increases in earnings in certain foreign jurisdictions and (ii) increases in unrealized gains from equity securities in the United States, partially offset by the nonrecurrence of taxes related to sale of South Africa Fiber during the three months ended March 31, 2025.

Net Income / Adjusted EBITDA and Net Income / Nareit FFO attributable to American Tower Corporation common stockholders / AFFO attributable to American Tower Corporation common stockholders

	Three Months Ended March 31,		Percent Increase (Decrease)
	2026	2025
Net income	$878.5	$498.6	76%
Income tax provision	139.6	118.9	17
Other (income) expense	(90.2)	338.2	(127)
Interest expense	347.3	325.3	7
Interest income	(36.0)	(26.9)	34
Other operating expense (income)	19.4	(55.8)	(135)
Depreciation, amortization and accretion	518.2	492.5	5
Stock-based compensation expense	58.4	53.4	9
Adjusted EBITDA	$1,835.2	$1,744.2	5%

	Three Months Ended March 31,		Percent Increase (Decrease)
	2026	2025
Net income	$878.5	$498.6	76%
Real estate related depreciation, amortization and accretion	483.6	457.3	6
Losses (gains) from sale or disposal of real estate and real estate related impairment charges (1)	24.2	(49.1)	(149)
Adjustments and distributions for unconsolidated affiliates and noncontrolling interests (2)	(107.4)	(90.8)	18
Nareit FFO attributable to American Tower Corporation common stockholders	$1,278.9	$816.0	57%
Straight-line revenue	(18.9)	(17.1)	11
Straight-line expense	8.5	9.1	(7)
Stock-based compensation expense	58.4	53.4	9
Deferred portion of income tax and other income tax adjustments (3)	94.8	86.0	10
Non-real estate related depreciation, amortization and accretion	34.6	35.2	(2)
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	13.0	13.8	(6)
Other (income) expense (4)	(90.2)	338.2	(127)
Other operating income (5)	(4.8)	(6.7)	(28)
Capital improvement capital expenditures	(43.1)	(36.3)	19
Corporate capital expenditures	(5.2)	(1.4)	271
Adjustments and distributions for unconsolidated affiliates and noncontrolling interests (6)	(1.9)	(0.0)	(100)
AFFO attributable to American Tower Corporation common stockholders	$1,324.1	$1,290.2	3%
_______________
(1)For the three months ended March 31, 2025, includes a gain on the sale of South Africa Fiber of $53.6 million.
(2)Includes distributions to noncontrolling interest holders, distributions related to the outstanding mandatorily convertible preferred equity in connection with our agreements with certain investment vehicles affiliated with Stonepeak Partners LP and adjustments for the impact of noncontrolling interests on Nareit FFO attributable to American Tower Corporation common stockholders.
(3)For the three months ended March 31, 2026, includes adjustments for refunds in Germany of $0.5 million. We believe that these tax adjustments are nonrecurring, and do not believe these are an indication of our operating performance. Accordingly, we believe it is more meaningful to present AFFO attributable to American Tower Corporation common stockholders excluding these amounts.
(4)Includes (gains) losses on foreign currency exchange rate fluctuations of $(68.1) million and $345.7 million, respectively.
(5)Primarily includes acquisition-related costs, integration costs and disposition costs.
(6)Includes adjustments for the impact of noncontrolling interests on other line items, excluding those already adjusted for in Nareit FFO attributable to American Tower Corporation common stockholders.

The increase in net income for the three months ended March 31, 2026 was primarily due to (i) changes in other income (expense), primarily due to foreign currency exchange rate fluctuations and (ii) an increase in segment operating profit, partially offset by (w) changes in other operating expense (income), which included the gain on the sale of South Africa Fiber during the three months ended March 31, 2025, (x) an increase in depreciation, amortization and accretion expense, (y) an increase in interest expense and (z) an increase in the income tax provision.
The increase in Adjusted EBITDA for the three months ended March 31, 2026 was primarily attributable to an increase in our gross margin, partially offset by an increase in SG&A, excluding the impact of stock-based compensation expense of $14.9 million.
The increase in AFFO attributable to American Tower Corporation common stockholders for the three months ended March 31, 2026 was primarily attributable to an increase in our operating profit, excluding the impact of straight-line accounting, partially offset by (i) increases in cash paid for interest and cash paid for income taxes, (ii) an increase in distributions and adjustments for noncontrolling interests, including distributions to noncontrolling interest holders in our Data Centers segment, and (iii) an increase in capital improvement capital expenditures.
Segment Gross Margin Reconciliations
Gross margin is defined as revenue less costs of operations inclusive of real estate related depreciation, amortization and accretion. Segment gross margin excludes depreciation, amortization and accretion.

	Property					Total Property	Services	Total
Three Months ended March 31, 2026	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers
Gross margin	$908.0	$200.3	$86.6	$299.4	$27.2	$1,521.5	$29.1	$1,550.6
Real estate related depreciation, amortization and accretion	147.3	58.2	81.6	46.9	149.6	483.6	—	483.6
Segment gross margin	$1,055.3	$258.5	$168.2	$346.3	$176.8	$2,005.1	$29.1	$2,034.2

	Property					Total Property	Services	Total
Three Months ended March 31, 2025	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers
Gross margin	$948.3	$188.6	$67.0	$229.7	$(2.3)	$1,431.3	$39.7	$1,471.0
Real estate related depreciation, amortization and accretion	147.7	45.7	70.0	46.8	147.1	457.3	—	457.3
Segment gross margin	$1,096.0	$234.3	$137.0	$276.5	$144.8	$1,888.6	$39.7	$1,928.3

Liquidity and Capital Resources
The information in this section updates as of March 31, 2026 the “Liquidity and Capital Resources” section of the 2025 Form 10-K and should be read in conjunction with that report.
Overview
During the three months ended March 31, 2026, our significant financing transactions included:
•Redemption of our 4.400% senior unsecured notes due 2026 (the “4.400%” Notes”) upon their maturity.
As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes the significant components of our liquidity (in millions):

As of March 31, 2026
Available under the 2021 Multicurrency Credit Facility	$5,485.0
Available under the 2021 Credit Facility	3,400.0
Letters of credit	(46.5)
Total available under credit facilities, net	$8,838.5
Cash and cash equivalents	1,608.8
Total liquidity	$10,447.3
Subsequent to March 31, 2026, we made additional net borrowings of $530.0 million under the 2021 Credit Facility and net borrowings of $740.0 million under the 2021 Multicurrency Credit Facility (each as defined below).
Summary cash flow information is set forth below (in millions):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used for):
Operating activities	$1,400.6	$1,295.0
Investing activities	(473.7)	(350.1)
Financing activities	(831.0)	(843.8)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	36.8	29.9
Net increase in cash and cash equivalents, and restricted cash	$132.7	$131.0
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
As of March 31, 2026, we had total outstanding indebtedness of $37.5 billion, with a current portion of $6.1 billion. During the three months ended March 31, 2026, we generated sufficient cash flow from operations, together with borrowings under our credit facilities, proceeds from our debt issuances and cash on hand, to fund our acquisitions, capital expenditures and debt service obligations, as well as our required distributions. We believe the cash generated by operating activities during the year ending December 31, 2026, together with our borrowing capacity under our credit facilities, will suffice to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions.
We utilize notional cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution.
Material Cash Requirements— There were no material changes to the Material Cash Requirements section of the 2025 Form 10-K.

As of March 31, 2026, we had $1.9 billion of cash and cash equivalents held by our foreign subsidiaries. As of March 31, 2026, we had $189.1 million of cash and cash equivalents held by our joint ventures, of which $124.2 million was held by our foreign joint ventures. Certain foreign subsidiaries may pay us interest or principal on intercompany debt. Additionally, in the event that we repatriate funds from our foreign subsidiaries, we may be required to accrue and pay certain taxes.
Cash Flows from Operating Activities
The increase in cash provided by operating activities for the three months ended March 31, 2026 was primarily attributable to an increase in our operating profit, including the impact of straight-line accounting, and a decrease in cash required for working capital, primarily as a result of changes in accounts receivable, partially offset by increases in cash paid for interest and cash paid for taxes.
Cash Flows from Investing Activities
Our significant investing activities during the three months ended March 31, 2026 are highlighted below:
•We spent $19.2 million for acquisitions,
•We spent $459.9 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$295.2
Ground lease purchases (2)	40.0
Capital improvements and corporate expenditures (3)	48.3
Redevelopment	64.7
Start-up capital projects	11.7
Total capital expenditures	$459.9
_______________
(1)Includes the construction of 326 communications sites globally and approximately $211.4 million of spend related to data center assets.
(2)Includes $9.6 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(3)Includes $0.8 million of finance lease payments reported in Repayments of notes payable, credit facilities, senior notes, secured debt and finance leases in the cash flows from financing activities in our condensed consolidated statements of cash flows.
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
We expect that our 2026 total capital expenditures will be as follows (in millions):

Discretionary capital projects (1)	$1,050	to	$1,080
Ground lease purchases	200	to	220
Capital improvements and corporate expenditures	180	to	190
Redevelopment	335	to	365
Start-up capital projects	35	to	55
Total capital expenditures	$1,800	to	$1,910
_______________
(1)Includes the construction of approximately 1,700 to 2,300 communications sites globally and approximately $695 million of anticipated spend related to data center assets.

Cash Flows from Financing Activities
Our significant financing activities were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Proceeds from issuance of senior notes, net	$—	$998.0
Proceeds from credit facilities, net	735.0	410.0
Repayments of senior notes	(500.0)	(1,400.0)
Contributions from noncontrolling interest holders	0.8	0.8
Distributions to noncontrolling interest holders	(29.9)	(29.0)
Distributions paid on common stock	(806.6)	(768.5)
Purchases of common stock	(176.2)	—
Repayments of Senior Notes
Repayment of 4.400% Senior Notes—On February 13, 2026, we repaid $500.0 million aggregate principal amount of the 4.400% Notes upon their maturity. The 4.400% Notes were repaid using borrowings under the 2021 Credit Facility and cash on hand. Upon completion of the repayment, none of the 4.400% Notes remained outstanding.
Repayment of 1.600% Senior Notes—On April 14, 2026, we repaid $700.0 million aggregate principal amount of our 1.600% senior unsecured notes due 2026 (the “1.600% Notes”) upon their maturity. The 1.600% Notes were repaid using borrowings under the 2021 Credit Facility and cash on hand. Upon completion of the repayment, none of the 1.600% Notes remained outstanding.
Bank Facilities
2021 Multicurrency Credit Facility—During the three months ended March 31, 2026, we borrowed an aggregate of $860.0 million and repaid an aggregate of $725.0 million of revolving indebtedness under our $6.0 billion senior unsecured multicurrency revolving credit facility, as amended and restated in December 2021, as further amended (the “2021 Multicurrency Credit Facility”). We used the borrowings for general corporate purposes. We currently have $16.7 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Multicurrency Credit Facility in the ordinary course.
2021 Credit Facility—During the three months ended March 31, 2026, we borrowed an aggregate of $600.0 million of revolving indebtedness under our $4.0 billion senior unsecured revolving credit facility, as amended and restated in December 2021, as further amended ( the “2021 Credit Facility”). We used the borrowings to repay outstanding indebtedness, including the 4.400% Notes, and for general corporate purposes. We currently have $29.8 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Credit Facility in the ordinary course.
As of March 31, 2026, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the $1.0 billion unsecured term loan, as amended and restated in December 2021, as further amended (the “2021 Term Loan”), were as follows:

Bank Facility		Outstanding Principal Balance ($ in millions)	Maturity Date		SOFR or EURIBOR borrowing interest rate range (1)	Base rate borrowing interest rate range (1)	Current margin over SOFR or EURIBOR and the base rate, respectively
2021 Multicurrency Credit Facility	(2)	$515.0	January 28, 2028	(3)	0.750% - 1.375%	0.000% - 0.375%	0.875% and 0.000%
2021 Credit Facility	(2)	600.0	January 28, 2030	(3)	0.750% - 1.375%	0.000% - 0.375%	0.875% and 0.000%
2021 Term Loan	(2)	1,000.0	January 28, 2028		0.750% - 1.375%	0.000% - 0.375%	0.875% and 0.000%

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
Stock Repurchase Program—In December 2017, our Board of Directors approved a stock repurchase program, pursuant to which we are authorized to repurchase up to $2.0 billion of our common stock (the “Buyback Program”).
During the three months ended March 31, 2026, we repurchased 1,053,335 shares of our common stock for an aggregate of $183.7 million, including commissions and fees. Subsequent to March 31, 2026, through April 21, 2026, we repurchased 111,043 shares of our common stock for an aggregate of approximately $19.2 million, including commissions and fees.
We expect to continue managing the pacing of the remaining approximately $1.5 billion under the Buyback Program in response to general market conditions and other relevant factors. We expect to fund any further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Repurchases under the Buyback Program are subject to, among other things, us having available cash to fund the repurchases.
Sales of Equity Securities—We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan and upon exercise of stock options granted under our equity incentive plan. During the three months ended March 31, 2026, we received an aggregate of $12.5 million in proceeds upon exercises of stock options.
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
Distributions—As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of net operating losses (“NOLs”). We have distributed an aggregate of approximately $24.6 billion to our common stockholders, including the dividend paid in April 2026, primarily classified as ordinary income that may be treated as qualified REIT dividends under Section 199A of the Code.
During the three months ended March 31, 2026, we paid $1.70 per share, or $792.9 million, to our common stockholders of record. In addition, we declared a distribution of $1.79 per share, or $833.9 million, paid on April 28, 2026 to our common stockholders of record at the close of business on April 14, 2026.
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
We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of March 31, 2026, the amount accrued for distributions payable related to unvested restricted stock units was $9.5 million. During the three months ended March 31, 2026, we paid $13.7 million of distributions upon the vesting of restricted stock units.
Factors Affecting Sources of Liquidity
As discussed in the “Liquidity and Capital Resources” section of the 2025 Form 10-K, our liquidity depends on our ability to generate cash flow from operating activities, borrow funds under our credit facilities and maintain compliance with the contractual agreements governing our indebtedness. We believe that the debt agreements discussed below represent our material debt agreements that contain covenants, our compliance with which would be material to an investor’s understanding of our financial results and the impact of those results on our liquidity.
Restrictions Under Loan Agreements Relating to Our Credit Facilities—Each Bank Loan Agreement contains certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The Bank Loan Agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. As of March 31, 2026, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended March 31, 2026 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~ 6.0	~ 1.0
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ 20.2 (4)	~ 6.7 (4)
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
Under the Securitization Loan Agreements, amounts due will be paid from the cash flows generated by the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”), the Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”), the Secured Tower Revenue Securities 2023-1, Subclass A (the “Series 2023-1A Securities”), the Secured Tower Revenue Securities, Series 2023-1, Subclass R (the “Series 2023-1R Securities” and, together with the Series 2023-1A Securities, the “2023 Securities”) issued in the Trust Securitization (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after paying all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of these assets are released to the AMT Asset Subs, which can then be distributed to us for use. As of March 31, 2026, $68.2 million held in such reserve accounts was classified as restricted cash.
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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During the Three Months Ended March 31, 2026	DSCR as of March 31, 2026	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
Trust Securitization	AMT Asset Subs	Secured Tower Revenue Securities, Series 2023-1, Subclass A, Secured Tower Revenue Securities, Series 2023-1, Subclass R, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (2)	(3)(4)	$124.1	6.56x	$473.6	$487.1
_____________
(1)Based on the net cash flow of the issuer or borrower as of March 31, 2026 and the expenses payable over the next 12 months on the Loan.
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

A failure to meet the noted DSCR tests could prevent the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, and to meet REIT distribution requirements. During an “amortization period,” all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to pay the principal of the Loan on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to the Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. Furthermore, if the AMT Asset Subs were to default on the Loan, the trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 5,021 broadcast and wireless communications towers and related assets that secure the Loan, in which case we could lose those sites and their associated revenue.

As discussed above, we use our available liquidity and seek new sources of liquidity to fund capital expenditures, future growth and expansion initiatives, satisfy our distribution requirements and repay or repurchase our debt. If we determine that it is desirable or necessary to raise additional capital, we may be unable to do so, or such additional financing may be prohibitively expensive or restricted by the terms of our outstanding indebtedness. Additionally, as further discussed under the caption “Risk Factors” in Item 1A of the 2025 Form 10-K, market volatility and disruption caused by inflation, high interest rates and supply chain disruptions may impact our ability to raise additional capital through debt financing activities or our ability to repay or refinance maturing liabilities, or impact the terms of any new obligations. If we are unable to raise capital when our needs arise, we may not be able to fund capital expenditures, future growth and expansion initiatives, satisfy our REIT distribution requirements and debt service obligations, or refinance our existing indebtedness.
In addition, our liquidity depends on our ability to generate cash flow from operating activities. As set forth under the caption “Risk Factors” in Item 1A of the 2025 Form 10-K, we derive a substantial portion of our current and projected future revenue from a small number of customers and, consequently, a failure by a significant customer to perform its contractual obligations to us could adversely affect our cash flow and liquidity.
For more information regarding the terms of our outstanding indebtedness, please see note 8 to our consolidated financial statements included in the 2025 Form 10-K.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated and condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to accounting and impairment of long-lived assets, revenue recognition, rent expense and income taxes, as further discussed in the 2025 Form 10-K. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended March 31, 2026. We have made no material changes to the critical accounting policies described in the 2025 Form 10-K.
Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of March 31, 2026 consisted of $515.0 million under the 2021 Multicurrency Credit Facility, $600.0 million under the 2021 Credit Facility and $1.0 billion under the 2021 Term Loan, $3.6 million of debt entered into by our Data Centers business in connection with an acquisition of a multi-tenant data facility in Denver, Colorado, which is denominated in U.S. Dollars and is payable in monthly installments through March 31, 2028, and $1.2 million in borrowings under our unsecured term loan in Bangladesh, which is denominated in Bangladeshi Taka. A 10% increase in current interest rates would result in an additional $2.5 million of interest expense for the three months ended March 31, 2026.
Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency exchange rate fluctuations. For the three months ended March 31, 2026, 34% of our revenues and 42% of our total operating expenses were denominated in foreign currencies.
As of March 31, 2026, we have incurred intercompany debt that is not considered to be permanently reinvested and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $14.8 million of unrealized losses that would be included in Other income (expense) in our consolidated statements of operations for the three months ended March 31, 2026. As of March 31, 2026, we have 7.5 billion EUR (approximately $8.7 billion) denominated debt outstanding, of which approximately 4.7 billion EUR (approximately $5.4 billion) is designated as a non-derivative net investment hedge. An adverse change of 10% in the underlying exchange rates of our outstanding EUR debt not designated as a non-derivative net investment hedge would result in $0.4 billion of foreign currency losses that would be included in Other expense in our consolidated statements of operations for the three months ended March 31, 2026.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of March 31, 2026 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
DISH Dispute
On September 24, 2025, DISH delivered a notice purporting to be excused from its contractual obligations under the SCA. DISH has failed to meet its payment obligations, and as of January 2026, is in default under the SCA. We remain confident that DISH has not been excused from its obligations under the SCA, and that the SCA remains in full force and effect. On October 20, 2025, we filed a complaint in the U.S. District Court for the District of Colorado seeking a declaratory judgment that DISH has not been excused from its obligations under the SCA, that the SCA remains in full force and effect, and that DISH remains required to perform all of its obligations under the SCA. DISH represented approximately 2% and 4% of our total annual property revenue and total annual U.S. & Canada property revenue, respectively, for 2025.

ITEM 1A.	RISK FACTORS
There were no material changes to the risk factors disclosed in Item 1A of the 2025 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended March 31, 2026, we repurchased a total of 1,053,335 shares of our common stock for an aggregate of $183.7 million, including commissions and fees, pursuant to the Buyback Program. The table below sets forth details of our repurchases under the Buyback Program during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
				(in millions)
January 1, 2026 - January 31, 2026	290,858	$169.54	290,858	$1,603.7
February 1, 2026 - February 28, 2026	21,494	$169.58	21,494	$1,600.0
March 1, 2026 - March 31, 2026	740,983	$176.50	740,983	$1,469.2
Total First Quarter	1,053,335	$174.44	1,053,335	$1,469.2

_______________
(1)Repurchases made pursuant to the Buyback Program.
(2)Average price paid per share is a weighted average calculation using the aggregate price, excluding commissions and fees.
(3)Remaining under the Buyback Program.
Subsequent to March 31, 2026, through April 21, 2026, we repurchased 111,043 shares of our common stock for an aggregate of approximately $19.2 million, including commissions and fees, under the Buyback Program.
Through April 21, 2026, we have repurchased a total of 3,105,690 shares of our common stock under the Buyback Program for an aggregate of $550.0 million, including commissions and fees. We expect to continue to manage the pacing of the remaining $1.5 billion under the Buyback Program in response to general market conditions and other relevant factors. We expect to fund any further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under the Buyback Program are subject to our having available cash to fund repurchases.
Under the Buyback Program, our management is authorized to purchase shares from time to time through open market purchases or in privately negotiated transactions not to exceed market prices and subject to market conditions and other factors. With respect to open market purchases, we may use plans adopted in accordance with Rule 10b5-1 under the Exchange Act in accordance with securities laws and other legal requirements, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. These programs may be discontinued at any time.

ITEM 5.	OTHER INFORMATION
(c) Insider Trading Arrangements and Policies
None.

ITEM 6.	EXHIBITS

Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.1

3.2	Certificate of Merger, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.2

3.3	Amended and Restated By-Laws of the Company, effective as of January 3, 2025	8-K	001-14195	January 7, 2025	3.1

10.1	Letter Agreement, dated as of January 26, 2026, by and between the Company and Paul Blanchett	10-K	001-14195	February 24, 2026	10.32

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1	—	—	—

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2	—	—	—

32	Certifications filed pursuant to 18. U.S.C. Section 1350	Filed herewith as Exhibit 32	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document		—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition	Filed herewith as Exhibit 101

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	—

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: April 28, 2026	By:	/S/ RODNEY M. SMITH
Rodney M. Smith Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)