Form 10-Q
period 2026-06-30
AMERICAN TOWER CORP /MA/
filed 2026-07-28
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2026.
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
Telephone Number (617) 375-7500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value	AMT	New York Stock Exchange
0.450% Senior Notes due 2027	AMT 27C	New York Stock Exchange
0.400% Senior Notes due 2027	AMT 27D	New York Stock Exchange
4.125% Senior Notes due 2027	AMT 27F	New York Stock Exchange
0.500% Senior Notes due 2028	AMT 28A	New York Stock Exchange
0.875% Senior Notes due 2029	AMT 29B	New York Stock Exchange
0.950% Senior Notes due 2030	AMT 30C	New York Stock Exchange
3.900% Senior Notes due 2030	AMT 30D	New York Stock Exchange
4.625% Senior Notes due 2031	AMT 31B	New York Stock Exchange
1.000% Senior Notes due 2032	AMT 32	New York Stock Exchange
3.625% Senior Notes due 2032	AMT 32B	New York Stock Exchange
1.250% Senior Notes due 2033	AMT 33	New York Stock Exchange
4.000% Senior Notes due 2033	AMT 33D	New York Stock Exchange
4.100% Senior Notes due 2034	AMT 34A	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of July 21, 2026, there were 465,960,048 shares of common stock outstanding.

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,762.5	$1,474.8
Restricted cash	130.1	130.4
Accounts receivable, net	650.9	650.3
Prepaid and other current assets	578.9	486.3
Total current assets	3,122.4	2,741.8
PROPERTY AND EQUIPMENT, net	20,573.0	20,356.3
GOODWILL	12,181.5	12,255.5
OTHER INTANGIBLE ASSETS, net	13,980.6	14,530.7
DEFERRED TAX ASSET	175.1	151.4
DEFERRED RENT ASSET	3,772.9	3,851.3
RIGHT-OF-USE ASSET	8,466.2	8,426.5
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	1,028.4	876.9
TOTAL	$63,300.1	$63,190.4
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$202.8	$259.8
Accrued expenses	1,116.9	1,112.5
Distributions payable	852.7	818.6
Accrued interest	330.5	425.2
Current portion of operating lease liability	644.1	584.9
Current portion of long-term obligations	5,226.5	3,387.8
Unearned revenue	497.0	325.0
Total current liabilities	8,870.5	6,913.8
LONG-TERM OBLIGATIONS	31,963.1	33,832.5
OPERATING LEASE LIABILITY	7,146.2	7,158.7
ASSET RETIREMENT OBLIGATIONS	2,527.0	2,512.9
DEFERRED TAX LIABILITY	1,573.6	1,440.3
OTHER NON-CURRENT LIABILITIES	967.2	976.9
Total liabilities	53,047.6	52,835.1
COMMITMENTS AND CONTINGENCIES
EQUITY (shares in thousands):
Common stock: $0.01 par value; 1,000,000 shares authorized; 480,163 and 479,358 shares issued; and 465,959 and 466,318 shares outstanding, respectively	4.8	4.8
Additional paid-in capital	15,276.9	15,215.3
Distributions in excess of earnings	(5,032.3)	(5,086.0)
Accumulated other comprehensive loss	(4,661.0)	(4,815.8)
Treasury stock (14,204 and 13,040 shares at cost, respectively)	(1,868.7)	(1,665.8)
Total American Tower Corporation equity	3,719.7	3,652.5
Noncontrolling interests	6,532.8	6,702.8
Total equity	10,252.5	10,355.3
TOTAL	$63,300.1	$63,190.4
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES:
Property	$2,687.8	$2,527.4	$5,357.7	$5,015.6
Services	61.3	99.5	128.9	174.1
Total operating revenues	2,749.1	2,626.9	5,486.6	5,189.7
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property	707.9	640.6	1,372.7	1,240.2
Services	33.4	48.1	71.9	83.0
Depreciation, amortization and accretion	514.4	510.3	1,032.6	1,002.8
Selling, general, administrative and development expense	233.8	233.7	491.2	471.2
Other operating (income) expense	(9.2)	(3.5)	10.2	(59.3)
Total operating expenses	1,480.3	1,429.2	2,978.6	2,737.9
OPERATING INCOME	1,268.8	1,197.7	2,508.0	2,451.8
OTHER INCOME (EXPENSE):
Interest income	44.4	30.6	80.4	57.5
Interest expense	(354.5)	(342.6)	(701.8)	(667.9)
Loss on retirement of long-term obligations	(3.2)	—	(3.2)	—
Other income (expense) (including foreign currency gains (losses) of $42.1, $(484.0), $110.2 and $(829.7), respectively)	53.8	(373.9)	144.0	(712.1)
Total other expense	(259.5)	(685.9)	(480.6)	(1,322.5)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,009.3	511.8	2,027.4	1,129.3
Income tax provision	(121.8)	(131.3)	(261.4)	(250.2)
NET INCOME	887.5	380.5	1,766.0	879.1
Net income attributable to noncontrolling interests	(20.0)	(13.7)	(39.0)	(23.6)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$867.5	$366.8	$1,727.0	$855.5
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$1.86	$0.78	$3.71	$1.83
Diluted net income attributable to American Tower Corporation common stockholders	$1.86	$0.78	$3.70	$1.83
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	465,938	468,178	466,068	467,909
DILUTED	466,265	468,791	466,578	468,717
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$887.5	$380.5	$1,766.0	$879.1
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (benefit) expense of $(0.1), $0.6, $(0.2) and $0.6, respectively	101.5	877.8	48.6	1,471.4
Other comprehensive income	101.5	877.8	48.6	1,471.4
Comprehensive income	989.0	1,258.3	1,814.6	2,350.5
Comprehensive loss (income) attributable to noncontrolling interests	22.8	(337.2)	67.2	(500.1)
Comprehensive income attributable to American Tower Corporation stockholders	$1,011.8	$921.1	$1,881.8	$1,850.4
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,766.0	$879.1
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, amortization and accretion	1,032.6	1,002.8
Stock-based compensation expense	92.6	100.7
Loss on early retirement of long-term obligations	3.2	—
Other non-cash items reflected in statements of operations	50.0	826.6
Increase in net deferred rent balances	0.0	(45.3)
Right-of-use asset and Operating lease liability, net	35.9	29.3
Changes in unearned revenue	166.8	46.8
Increase in assets	(160.4)	(219.8)
Decrease in liabilities	(99.3)	(43.7)
Cash provided by operating activities	2,887.4	2,576.5
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(770.4)	(635.7)
Payments for acquisitions, net of cash acquired	(133.2)	(332.3)
Proceeds from sale of short-term investments and other non-current assets	76.5	137.7
Deposits and other	(6.6)	(10.9)
Cash used for investing activities	(833.7)	(841.2)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facilities	3,601.1	3,632.3
Proceeds from issuance of senior notes, net	872.2	1,560.0
Proceeds from other borrowings	—	1.2
Repayments of notes payable, credit facilities, senior notes, secured debt and finance leases	(4,274.1)	(5,318.2)
Distributions to noncontrolling interest holders	(94.0)	(111.9)
Contributions from noncontrolling interest holders	4.3	111.3
Purchases of common stock	(202.9)	—
Proceeds from stock options and employee stock purchase plan	21.0	30.1
Distributions paid on common stock	(1,641.3)	(1,564.7)
Payment for early retirement of long-term obligations	(2.8)	—
Deferred financing costs and other financing activities	(86.2)	(90.6)
Cash used for financing activities	(1,802.7)	(1,750.5)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	36.4	116.6
NET INCREASE IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	287.4	101.4
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	1,605.2	2,108.2
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$1,892.6	$2,209.6
CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $9.2 AND $6.6, RESPECTIVELY)	$163.2	$131.4
CASH PAID FOR INTEREST	$789.4	$684.2
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment under finance leases and perpetual easements	$12.4	$6.7
Decrease in accounts payable and accrued expenses for purchases of property and equipment and construction activities	$(0.2)	$(11.4)
Seller financed acquisition	$—	$5.0
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Three Months Ended June 30, 2026 and 2025	Issued Shares	Amount	Shares	Amount
BALANCE, APRIL 1, 2025	479,131	$4.8	(11,004)	$(1,301.2)	$15,077.7	$(5,514.0)	$(4,732.5)	$6,401.5	$9,936.3
Stock-based compensation related activity	51	0.0	—	—	47.5	—	—	—	47.5
Issuance of common stock-stock purchase plan	46	0.0	—	—	8.1	—	—	—	8.1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	554.3	—	323.5	877.8
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	110.5	110.5
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(83.1)	(83.1)
Common stock distributions declared	—	—	—	—	—	—	(798.7)	—	(798.7)
Net (loss) income	—	—	—	—	—	—	366.8	13.7	380.5
BALANCE, JUNE 30, 2025	479,228	$4.8	(11,004)	$(1,301.2)	$15,133.3	$(4,959.7)	$(5,164.4)	$6,766.1	$10,478.9

BALANCE, APRIL 1, 2026	480,083	$4.8	(14,093)	$(1,849.5)	$15,236.0	$(4,805.3)	$(5,063.4)	$6,629.5	$10,152.1
Stock-based compensation related activity	24	0.0	—	—	32.5	—	—	—	32.5
Issuance of common stock-stock purchase plan	56	0.0	—	—	8.4	—	—	—	8.4
Treasury stock activity	—	—	(111)	(19.2)	—	—	—	—	(19.2)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	144.3	—	(42.8)	101.5
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	3.5	3.5
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(64.2)	(64.2)
Impact of sale of Bangladesh partnership on noncontrolling interests	—	—	—	—	—	—	—	(13.2)	(13.2)
Common stock distributions declared	—	—	—	—	—	—	(836.4)	—	(836.4)
Net income	—	—	—	—	—	—	867.5	20.0	887.5
BALANCE, JUNE 30, 2026	480,163	$4.8	(14,204)	$(1,868.7)	$15,276.9	$(4,661.0)	$(5,032.3)	$6,532.8	$10,252.5

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Six Months Ended June 30, 2026 and 2025	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2025	478,388	$4.8	(11,004)	$(1,301.2)	$15,057.3	$(5,954.6)	$(4,424.1)	$6,266.5	$9,648.7
Stock-based compensation related activity	794	0.0	—	—	67.9	—	—	—	67.9
Issuance of common stock - stock purchase plan	46	0.0	—	—	8.1	—	—	—	8.1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	994.9	—	476.5	1,471.4
Contributions from noncontrolling interest	—	—	—	—	—	—	—	111.3	111.3
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(111.8)	(111.8)
Common stock distributions declared	—	—	—	—	—	—	(1,595.8)	—	(1,595.8)
Net income	—	—	—	—	—	—	855.5	23.6	879.1
BALANCE, JUNE 30, 2025	479,228	$4.8	(11,004)	$(1,301.2)	$15,133.3	$(4,959.7)	$(5,164.4)	$6,766.1	$10,478.9

BALANCE, JANUARY 1, 2026	479,358	$4.8	(13,040)	$(1,665.8)	$15,215.3	$(4,815.8)	$(5,086.0)	$6,702.8	$10,355.3
Stock-based compensation related activity	749	0.0	—	—	53.2	—	—	—	53.2
Issuance of common stock - stock purchase plan	56	0.0	—	—	8.4	—	—	—	8.4
Treasury stock activity	—	—	(1,164)	(202.9)	—	—	—	—	(202.9)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	154.8	—	(106.2)	48.6
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	4.3	4.3
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(93.9)	(93.9)
Impact of sale of Bangladesh partnership on noncontrolling interests	—	—	—	—	—	—	—	(13.2)	(13.2)
Common stock distributions declared	—	—	—	—	—	—	(1,673.3)	—	(1,673.3)
Net income	—	—	—	—	—	—	1,727.0	39.0	1,766.0
BALANCE, JUNE 30, 2026	480,163	$4.8	(14,204)	$(1,868.7)	$15,276.9	$(4,661.0)	$(5,032.3)	$6,532.8	$10,252.5
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated and condensed consolidated financial statements have been prepared by American Tower Corporation (together with its subsidiaries, “ATC” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included. The consolidated and condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the entire year.
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
As of June 30, 2026, the Company holds (i) a 52% controlling interest in subsidiaries whose holdings consist of the Company’s operations in France, Germany and Spain (such subsidiaries collectively, “ATC Europe”) (Allianz and La Caisse (each as defined in note 11) hold the noncontrolling interests) and (ii) a controlling common equity interest of approximately 71% in the Company’s U.S. data center business (Stonepeak (as defined and further discussed in note 11) holds approximately 29% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity). As of June 30, 2026, ATC Europe holds an 87% and an 83% controlling interest in subsidiaries that consist of the Company’s operations in Germany and Spain, respectively (PGGM holds the noncontrolling interests). See note 11 for a discussion of changes to the Company’s noncontrolling interests during the six months ended June 30, 2026 and 2025.
Sale of Philippines Subsidiary—On June 15, 2026, the Company completed the sale of its subsidiary in the Philippines (“ATC Philippines”) for total consideration of $75.6 million, resulting in a gain on the sale of $33.2 million, which was included in Other operating (income) expense in the accompanying consolidated statements of operations.
Sale of Bangladesh Partnership—On June 29, 2026, the Company completed the sale of its controlling interest in Kirtonkhola Tower Bangladesh Limited (“KTBL,” and together with ATC Philippines, the “APAC operations” and the sites therein, the “APAC sites”) for total consideration of $6.9 million, resulting in a loss on the sale of $12.8 million, which was included in Other operating (income) expense in the accompanying consolidated statements of operations.
The reclassification of the Company’s cumulative translation adjustment in the Philippines and Bangladesh upon exiting the markets was immaterial and is included within Foreign currency translation adjustment, net of tax within the consolidated statements of equity.
For the year ended December 31, 2025, the Company’s APAC operations represented less than 1% of each of the Company’s total property revenue, total segment gross margin and total segment operating profit. Prior to the completion of the sales of its APAC operations, the Company’s APAC sites represented approximately 1% of the Company’s total communications sites. The Company does not believe that the sales of its APAC operations represent a strategic shift that will have a major impact on its operations and financial results, and as such, the divestitures do not qualify for presentation as discontinued operations. Accordingly, the financial position and results of operations of the APAC operations are presented within the Africa & APAC property segment through the dates of sale.
Significant Accounting Policies—The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements included in the 2025 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2026, other than those noted below.
Cash and Cash Equivalents and Restricted Cash—The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statements of cash flows is as follows:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Six Months Ended June 30,
	2026	2025
Cash and cash equivalents	$1,762.5	$2,076.0
Restricted cash	130.1	133.6
Total cash, cash equivalents and restricted cash	$1,892.6	$2,209.6
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
Non-lease property revenue—Non-lease property revenue consists primarily of revenue generated from DAS networks, fiber and other property related revenue. DAS networks and fiber arrangements generally require that the Company provide the tenant the right to use available capacity on the applicable communications infrastructure. Performance obligations are satisfied over time for the duration of the arrangements. Non-lease property revenue also includes revenue generated from interconnection offerings in the Company’s data center facilities. Interconnection offerings are generally contracted on a month-to-month basis and are cancellable by the Company or the data center customer at any time. Performance obligations are satisfied over time for the duration of the arrangements. Other property related revenue streams, which include site inspections, are not material on either an individual or consolidated basis. There were no material changes in the receivables, contract assets and contract liabilities from contracts with customers for the three and six months ended June 30, 2026.
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
A summary of revenue disaggregated by source and geography is as follows:

Three Months Ended June 30, 2026	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$75.2	$2.2	$3.4	$26.8	$42.2	$149.8
Services revenue	61.3	—	—	—	—	61.3
Total non-lease revenue	$136.5	$2.2	$3.4	$26.8	$42.2	$211.1
Property lease revenue	1,199.2	413.1	256.0	414.8	254.9	2,538.0
Total revenue	$1,335.7	$415.3	$259.4	$441.6	$297.1	$2,749.1

Three Months Ended June 30, 2025	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$72.5	$3.4	$3.4	$28.1	$36.8	$144.2
Services revenue	99.5	—	—	—	—	99.5
Total non-lease revenue	$172.0	$3.4	$3.4	$28.1	$36.8	$243.7
Property lease revenue	1,234.6	332.9	229.3	361.3	225.1	2,383.2
Total revenue	$1,406.6	$336.3	$232.7	$389.4	$261.9	$2,626.9

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Six Months Ended June 30, 2026	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$144.4	$6.3	$7.0	$57.2	$83.4	$298.3
Services revenue	128.9	—	—	—	—	128.9
Total non-lease revenue	$273.3	$6.3	$7.0	$57.2	$83.4	$427.2
Property lease revenue	2,391.6	787.6	513.1	864.5	502.6	5,059.4
Total revenue	$2,664.9	$793.9	$520.1	$921.7	$586.0	$5,486.6

Six Months Ended June 30, 2025	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$147.2	$15.4	$6.2	$54.1	$72.7	$295.6
Services revenue	174.1	—	—	—	—	174.1
Total non-lease revenue	$321.3	$15.4	$6.2	$54.1	$72.7	$469.7
Property lease revenue	2,458.2	654.5	439.5	734.5	433.3	4,720.0
Total revenue	$2,779.5	$669.9	$445.7	$788.6	$506.0	$5,189.7
Property revenue for the three months ended June 30, 2026 and 2025 includes straight-line revenue of $(18.9) million and $28.2 million, respectively. Property revenue for the six months ended June 30, 2026 and 2025 includes straight-line revenue of $0.0 million and $45.3 million, respectively.
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
2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	As of
	June 30, 2026	December 31, 2025
Prepaid assets	$109.6	$80.7
Prepaid income tax	127.2	66.7
Unbilled receivables	200.4	194.8
Value added tax and other consumption tax receivables	38.3	44.5
Other miscellaneous current assets	103.4	99.6
Prepaid and other current assets	$578.9	$486.3

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
During the six months ended June 30, 2026, the Company made no changes to the methods described in note 4 to its consolidated financial statements included in the 2025 Form 10-K. As of June 30, 2026, the Company does not have any material related party leases as either a lessor or a lessee. To the extent there are any intercompany leases, these are eliminated in consolidation.
Lessor— Historically, the Company has been able to successfully renew its applicable leases as needed to ensure continuation of its revenue. Accordingly, the Company assumes that it will have access to the communications infrastructure or ground space underlying its sites when calculating future minimum rental receipts through the end of the respective terms. Future minimum rental receipts expected under non-cancellable operating lease agreements as of June 30, 2026 were as follows:

Fiscal Year	Amount (1) (2)
Remainder of 2026	$4,443.4
2027	8,752.6
2028	7,338.1
2029	6,854.6
2030	5,541.6
Thereafter	16,965.3
Total	$49,895.6
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
(2)Balances represent contractual amounts owed with no adjustments made for expected collectibility. As of June 30, 2026, balances exclude contractual amounts owed from one of the Company’s U.S. customers, DISH Wireless L.L.C., a subsidiary of DISH Network Corporation (“DISH”).
If incentives are present in the Company’s leases, they are evaluated to determine proper treatment and, to the extent present, are recorded in Other current assets and Other non-current assets in the consolidated balance sheets and amortized on a straight line basis over the corresponding lease term as a non-cash reduction to revenue. As of June 30, 2026, the remaining weighted average amortization period of the Company’s lease incentives was 8 years. As of June 30, 2026, Other current assets and Other non-current assets include $50.4 million and $338.2 million, respectively, for lease incentives.
Lessee—The Company assesses its right-of-use asset and other lease-related assets for impairment, as described in note 1 to the Company’s consolidated financial statements included in the 2025 Form 10-K. There were no material impairments recorded related to these assets during the three and six months ended June 30, 2026 and 2025. The Company leases certain land, buildings, equipment and office space under operating leases and land and improvements, towers, equipment and vehicles under finance leases. As of June 30, 2026, operating lease assets were included in Right-of-use asset and finance lease assets were included in Property and equipment, net in the consolidated balance sheet. During the six months ended June 30, 2026, there were no material changes in the terms and provisions of the Company’s operating leases in which the Company is a lessee. There were no material changes in finance lease assets and liabilities during the six months ended June 30, 2026.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Information about other lease-related balances is as follows:

	As of
	June 30, 2026	December 31, 2025
Operating leases:
Right-of-use asset	$8,466.2	$8,426.5

Current portion of lease liability	$644.1	$584.9
Lease liability	7,146.2	7,158.7
Total operating lease liability	$7,790.3	$7,743.6
The weighted-average remaining lease terms and incremental borrowing rates are as follows:

	As of
	June 30, 2026	December 31, 2025
Operating leases:
Weighted-average remaining lease term (years)	13.7	13.4
Weighted-average incremental borrowing rate	6.8%	6.6%
The following table sets forth the components of lease cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$295.5	$283.1	$585.3	$556.3
Variable lease costs not included in lease liability (1)	89.1	80.8	180.3	167.1
______________
(1)Primarily includes property tax paid on behalf of the landlord.
Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(613.4)	$(574.5)

Non-cash items:
New operating leases (1)	$78.8	$97.9
Operating lease modifications and reassessments	$229.1	$198.7
______________
(1)Amount includes new operating leases and leases acquired in connection with acquisitions.

As of June 30, 2026, the Company does not have material operating or financing leases that have not yet commenced.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Maturities of operating lease liabilities as of June 30, 2026 were as follows:

Fiscal Year	Operating Lease (1)
Remainder of 2026	$533.2
2027	1,042.4
2028	1,001.9
2029	963.2
2030	915.9
Thereafter	7,479.5
Total lease payments	11,936.1
Less amounts representing interest	(4,145.8)
Total lease liability	7,790.3
Less current portion of lease liability	644.1
Non-current lease liability	$7,146.2
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
4.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying value of goodwill for each of the Company’s business segments were as follows:

	Property					Services	Total
	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers
Balance as of January 1, 2026	$4,636.8	$521.9	$3,247.3	$927.5	$2,920.0	$2.0	$12,255.5
Effect of foreign currency translation	(1.6)	(5.1)	(89.4)	22.1	—	—	(74.0)
Balance as of June 30, 2026	$4,635.2	$516.8	$3,157.9	$949.6	$2,920.0	$2.0	$12,181.5
The Company’s other intangible assets subject to amortization consisted of the following:

		As of June 30, 2026			As of December 31, 2025
	Estimated Useful Lives (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired network location intangibles (1)	Up to 30	$5,489.1	$(2,858.9)	$2,630.2	$5,511.3	$(2,798.4)	$2,712.9
Acquired tenant-related intangibles	Up to 30	18,527.6	(7,902.6)	10,625.0	18,636.8	(7,609.3)	11,027.5
Acquired licenses and other intangibles	2-30	1,324.4	(599.0)	725.4	1,332.8	(542.5)	790.3
Total other intangible assets		$25,341.1	$(11,360.5)	$13,980.6	$25,480.9	$(10,950.2)	$14,530.7
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The Company amortizes its acquired intangible assets on a straight-line basis over their estimated useful lives. As of June 30, 2026, the remaining weighted average amortization period of the Company’s intangible assets was 19 years. Amortization of intangible assets for the three and six months ended June 30, 2026 was $215.9 million and $432.3 million, respectively. Amortization of intangible assets for the three and six months ended June 30, 2025 was $218.9 million and $433.0 million, respectively. Based on current exchange rates, the Company expects to record amortization expense as follows over the remainder of the current year and the five subsequent years:

Fiscal Year	Amount
Remainder of 2026	$426.9
2027	830.5
2028	821.0
2029	804.1
2030	792.2
2031	787.2

5.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of
	June 30, 2026	December 31, 2025
Accrued construction costs	$194.9	$195.6
Accrued income tax payable	21.1	26.5
Accrued pass-through costs	88.1	65.6
Amounts payable for acquisitions (1)	113.0	128.0
Amounts payable to tenants	81.1	70.9
Accrued property and real estate taxes	158.9	157.0
Accrued rent	49.4	52.0
Payroll and related withholdings	95.6	137.6
Other accrued expenses	314.8	279.3
Total accrued expenses	$1,116.9	$1,112.5
_______________
(1)As of June 30, 2026 and December 31, 2025 includes $106.2 million and $106.9 million of deferred payments, respectively, including post-closing adjustments, associated with the Company’s 2021 acquisition of the European and Latin American tower divisions from Telxius Telecom, S.A. due in 2026.
6.    LONG-TERM OBLIGATIONS
Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums and debt issuance costs, consisted of the following:

	As of
	June 30, 2026	December 31, 2025	Maturity Date
2021 Multicurrency Credit Facility (1)	$1,085.0	$380.0	May 1, 2029
2021 Term Loan (1)	997.9	998.1	May 1, 2029
2021 Credit Facility (1)	695.0	—	May 1, 2031
4.400% senior notes (2)	—	499.9	N/A
1.600% senior notes (3)	—	699.7	N/A
1.950% senior notes (4)	—	586.9	N/A
1.450% senior notes (5)	599.7	598.9	September 15, 2026
3.375% senior notes (5)	999.4	998.5	October 15, 2026
3.125% senior notes (5)	399.8	399.6	January 15, 2027
2.750% senior notes (5)	749.4	749.0	January 15, 2027
0.450% senior notes (5) (6)	856.0	879.7	January 15, 2027
0.400% senior notes (5) (6)	570.4	585.8	February 15, 2027
3.650% senior notes (5)	648.8	648.0	March 15, 2027

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

4.125% senior notes (5) (6) (7)	399.2	703.1	May 16, 2027
3.55% senior notes	749.1	748.7	July 15, 2027
3.600% senior notes	698.4	697.9	January 15, 2028
0.500% senior notes (6)	854.7	878.3	January 15, 2028
1.500% senior notes	648.9	648.5	January 31, 2028
5.500% senior notes	697.2	696.5	March 15, 2028
5.250% senior notes	647.1	646.4	July 15, 2028
5.800% senior notes	746.5	745.9	November 15, 2028
5.200% senior notes	645.8	645.1	February 15, 2029
3.950% senior notes	596.6	596.0	March 15, 2029
0.875% senior notes (6)	854.4	878.2	May 21, 2029
3.800% senior notes	1,643.4	1,642.4	August 15, 2029
2.900% senior notes	746.5	746.0	January 15, 2030
5.000% senior notes	595.1	594.4	January 31, 2030
4.900% senior notes	848.2	848.0	March 15, 2030
3.900% senior notes (6)	567.6	583.3	May 16, 2030
2.100% senior notes	745.7	745.2	June 15, 2030
0.950% senior notes (6)	567.3	583.1	October 5, 2030
1.875% senior notes	795.7	795.2	October 15, 2030
2.700% senior notes	696.6	696.3	April 15, 2031
4.625% senior notes (6)	566.4	582.2	May 16, 2031
2.300% senior notes	694.9	694.5	September 15, 2031
1.000% senior notes (6)	738.2	758.8	January 15, 2032
4.050% senior notes	644.8	644.4	March 15, 2032
3.625% senior notes (6)	567.9	583.9	May 30, 2032
4.700% senior notes	840.9	840.4	December 15, 2032
5.650% senior notes	792.8	792.3	March 15, 2033
1.250% senior notes (6)	566.4	582.4	May 21, 2033
5.550% senior notes	842.6	842.2	July 15, 2033
4.000% senior notes (6)	848.3	—	September 1, 2033
5.900% senior notes	743.2	742.9	November 15, 2033
5.450% senior notes	641.9	641.5	February 15, 2034
4.100% senior notes (6)	564.9	580.8	May 16, 2034
5.400% senior notes	592.9	592.5	January 31, 2035
5.350% senior notes	731.1	731.4	March 15, 2035
3.700% senior notes	592.9	592.8	October 15, 2049
3.100% senior notes	1,039.3	1,039.1	June 15, 2050
2.950% senior notes	1,024.9	1,024.5	January 15, 2051
Total American Tower Corporation debt	35,379.7	35,409.2

Series 2018-1A securities (8)	498.7	498.3	March 15, 2028
Series 2023-1A securities (9)	1,293.6	1,291.7	March 15, 2028
Other subsidiary debt (10)	3.2	5.2	Various
Total American Tower subsidiary debt	1,795.5	1,795.2
Finance lease obligations	14.4	15.9
Total	37,189.6	37,220.3
Less current portion of long-term obligations	(5,226.5)	(3,387.8)
Long-term obligations	$31,963.1	$33,832.5
_______________
(1)Accrues interest at a variable rate.
(2)Repaid in full on February 13, 2026 using borrowings under the 2021 Credit Facility (as defined below) and cash on hand.
(3)Repaid in full on April 14, 2026 using borrowings under the 2021 Credit Facility and cash on hand.
(4)Repaid in full on May 21, 2026 using borrowings under the 2021 Multicurrency Credit Facility.
(5)Included in Current portion of long-term obligations.
(6)Notes are denominated in Euro (“EUR”).

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
(7)Partially redeemed on June 18, 2026 using proceeds from the issuance of the 4.000% Notes (as defined below).
(8)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.
(9)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2053.
(10)As of June 30, 2026 includes debt entered into by the Company’s Data Centers business in connection with an acquisition of a multi-tenant data facility in Denver, Colorado, which is denominated in U.S. Dollars and is payable in monthly installments through March 31, 2028. As of December 31, 2025 also included borrowings under an unsecured term loan in Bangladesh, which was denominated in Bangladeshi Taka (the “Bangladesh Term Loan”). The Bangladesh Term Loan was assumed by the buyer in the sale of the Company’s noncontrolling interest in KTBL.
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
Repayment of 1.950% Senior Notes—On May 21, 2026, the Company repaid 500.0 million EUR aggregate principal amount of the Company’s 1.950% senior unsecured notes due 2026 (the “1.950% Notes”) upon their maturity. The 1.950% Notes were repaid using borrowings under the 2021 Multicurrency Credit Facility. Upon completion of the repayment, none of the 1.950% Notes remained outstanding.
Partial Redemption of 4.125% Senior Notes—On June 18, 2026, the Company redeemed 250.0 million EUR of its 4.125% senior unsecured notes due 2027 (the “4.125% Notes”) at a price equal to 100.969%, plus accrued and unpaid interest up to, but excluding June 18, 2026, for an aggregate redemption price of approximately 253.3 million EUR (approximately $290.2 million as of the repayment date), including 0.9 million EUR (approximately $1.0 million as of the repayment date) in accrued and unpaid interest. The Company recorded a loss on retirement of long-term obligations of approximately $3.2 million, which included prepayment consideration of $2.8 million and the associated unamortized discount and deferred financing costs. The redemption was funded with proceeds from the issuance of the 4.000% Notes. Upon completion of this partial redemption, 350.0 million EUR aggregate principal amount of the 4.125% Notes remained outstanding.
Offerings of Senior Notes
4.000% Senior Notes Offering—On May 27, 2026, the Company completed a registered public offering of 750.0 million EUR (approximately $872.0 million at the date of issuance) aggregate principal amount of 4.000% senior unsecured notes due 2033 (the “4.000% Notes”). The net proceeds from this offering were approximately 742.7 million EUR (approximately $863.5 million at the date of issuance), after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2021 Multicurrency Credit Facility and to partially redeem the 4.125% Notes (as discussed above).
The key terms of the 4.000% Notes are as follows:

Senior Notes	Aggregate Principal Amount (in millions)	Issue Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
4.000% Notes (3)	$872.0	May 27, 2026	September 1, 2033	4.000%	September 1, 2026	September 1	July 1, 2033
___________
(1)Interest on EUR denominated notes is payable in EUR annually in arrears and will be computed on the basis of the actual number of days in the period for which interest is being calculated and the actual number of days from and including the last date on which interest was paid on the notes, beginning on the issue date.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
(2)The Company may redeem the 4.000% Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the 4.000% Notes plus a make-whole premium, together with accrued interest to the redemption date. If the Company redeems the 4.000% Notes on or after the par call date, the Company will not be required to pay a make-whole premium.
(3)The 4.000% Notes are denominated in EUR; dollar amounts represent the aggregate principal amount at the issuance date.
If the Company undergoes a change of control and corresponding ratings decline, each as defined in the supplemental indenture for the 4.000% Notes, the Company may be required to repurchase all of the 4.000% Notes at a purchase price equal to 101% of the aggregate principal amount of the 4.000% Notes repurchased, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The 4.000% Notes rank equally in right of payment with all of the Company’s other senior unsecured debt obligations and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries.
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
Bank Facilities
Amendments to Bank Facilities—On May 7, 2026, the Company amended its (i) $6.0 billion senior unsecured multicurrency revolving credit facility, as amended and restated on December 8, 2021, as further amended, (the “2021 Multicurrency Credit Facility”), (ii) $4.0 billion senior unsecured revolving credit facility, as amended and restated on December 8, 2021, as further amended, (the “2021 Credit Facility”) and (iii) $1.0 billion unsecured term loan, as amended and restated on December 8, 2021, as further amended (the “2021 Term Loan” collectively with the 2021 Multicurrency Credit Facility and the 2021 Credit Facility, the “Loans”).
These amendments, among other things,
i.extend the maturity dates of the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 Term Loan to May 1, 2029, May 1, 2031 and May 1, 2029, respectively;
ii.include limited conditionality provisions in the 2021 Multicurrency Credit Facility, permitting the Company to borrow up to $5.0 billion in connection with certain acquisitions subject to such limited conditionality provisions;
iii.increase the swingline sublimit under each of the 2021 Multicurrency Credit Facility and the 2021 Credit Facility from $50.0 million to $100.0 million;
iv.amend the covenant governing the incurrence of liens under each of the Loans to permit the incurrence of liens securing indebtedness in an aggregate amount not to exceed the 3.5x ratio of Senior Secured Debt to Adjusted EBITDA (each as defined in each of the Loans); and
v.amend the covenant governing the incurrence of indebtedness under each of the Loans to restrict the incurrence of indebtedness to subsidiaries of the Company only.
2021 Multicurrency Credit Facility—During the six months ended June 30, 2026, the Company borrowed an aggregate of $2.3 billion, including 500.0 million EUR ($581.1 million as of the borrowing date) and repaid an aggregate of $1.6 billion, including 500.0 million EUR ($581.1 million as of the repayment date) of revolving indebtedness under the 2021 Multicurrency Credit Facility. The Company used the borrowings to repay outstanding indebtedness, including the 1.950% Notes, and for general corporate purposes.
2021 Credit Facility—During the six months ended June 30, 2026, the Company borrowed an aggregate of $1.3 billion and repaid an aggregate of $0.6 billion of revolving indebtedness under the 2021 Credit Facility. The Company used the borrowings to repay outstanding indebtedness, including the 4.400% Notes and the 1.600% Notes, and for general corporate purposes.
As of June 30, 2026, the key terms under the Loans were as follows:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Outstanding Principal Balance (in millions)	Undrawn letters of credit (in millions)	Maturity Date		Current margin over SOFR or EURIBOR (1)	Current commitment fee (2)
2021 Multicurrency Credit Facility	$1,085.0	$18.7	May 1, 2029	(3)	0.875%	0.100%
2021 Credit Facility	695.0	20.7	May 1, 2031	(3)	0.875%	0.100%
2021 Term Loan	1,000.0	N/A	May 1, 2029		0.875%	N/A
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
Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows:

	June 30, 2026			December 31, 2025
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investments in equity securities (1)	$18.8	$194.5	—	$15.3	$161.6	—
_______________
(1)Investments in equity securities are recorded in Notes receivable and other non-current assets in the consolidated balance sheets at fair value. Unrealized holding gains and losses for equity securities are recorded in Other income (expense) in the consolidated statements of operations in the current period. During three and six months ended June 30, 2026, the Company recognized unrealized gains of $12.0 million and $36.4 million, respectively, for equity securities held as of June 30, 2026. During three and six months ended June 30, 2025, the Company recognized unrealized gains of $110.7 million and $118.3 million, respectively, for equity securities held as of June 30, 2025.

Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. The significant unobservable inputs used to determine the fair value of long-lived assets during the three and six months ended June 30, 2026 or 2025 are consistent with those described in note 10 to the consolidated financial statements included in the 2025 Form 10-K.
There were no other items measured at fair value on a nonrecurring basis during the six months ended June 30, 2026 or 2025.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at June 30, 2026 and December 31, 2025 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of June 30, 2026 and December 31, 2025, the carrying value of long-term obligations, including the current portion, was $37.2 billion and $37.2 billion, respectively. As of June 30, 2026, the fair value of long-term obligations, including the current portion, was $35.9 billion, of which $31.3 billion was measured using Level 1 inputs and $4.6 billion was measured using Level 2 inputs. As of December 31, 2025, the fair value of long-term obligations, including the current portion, was $36.1 billion, of which $32.9 billion was measured using Level 1 inputs and $3.2 billion was measured using Level 2 inputs.
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
The following table presents the contractual amounts of the Company's outstanding instruments:

		As of
	Designation	June 30, 2026	December 31, 2025
Foreign currency-denominated debt (1)	Net Investment Hedge	$5,368.4	$5,461.6
_______________
(1)During the three and six months ended June 30, 2026 and 2025, the Company recorded $61.4 million, $(204.6) million, $151.0 million and $(204.6) million, respectively, of unrealized foreign currency gains (losses) related to the EUR denominated debt that was designated as a net investment hedge as a foreign currency translation adjustment in Accumulated other comprehensive loss. As of June 30, 2026, includes 4.7 billion EUR ($5.4 billion) of outstanding EUR denominated debt designated as hedges of a portion of the Company’s net investment in foreign operations. This debt matures in fiscal years 2027 through 2034.
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
The decrease in the income tax provision during the three months ended June 30, 2026 was primarily attributable to unrealized gains from equity securities in the United States and the accrual of taxes related to the anticipated repatriation of funds from certain foreign subsidiaries during the three months ended June 30, 2025, partially offset by an increase in earnings in certain foreign jurisdictions during the three months ended June 30, 2026. The increase in the income tax provision during the six months ended June 30, 2026 was primarily attributable to an increase in earnings in certain foreign jurisdictions, partially offset by unrealized gains from equity securities in the United States and taxes related to the sale of the Company’s fiber assets in South Africa (“South Africa Fiber”) during the six months ended June 30, 2025.
As of June 30, 2026 and December 31, 2025, the total unrecognized tax benefits that would impact the ETR, if recognized, were approximately $134.2 million and $128.6 million, respectively. The amount of unrecognized tax benefits during the three and six months ended June 30, 2026 includes (i) additions to the Company’s existing tax positions of $4.8 million and $6.4 million, respectively, and (ii) additions due to foreign currency exchange rate fluctuations of $2.1 million and $3.0 million, respectively, and for both the three and six months ended June 30, 2026 (iii) reductions of existing tax positions of $2.1 million, (iv) reductions due to the expiration of statue of limitations of $0.3 million and (v) reductions due to settlements of $1.4 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The Company recorded the following penalties and income tax-related interest expense during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Penalties and income tax-related interest expense	$7.9	$5.8	$13.8	$11.3
As of June 30, 2026 and December 31, 2025, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheets were $103.0 million and $86.8 million, respectively.
9.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains an equity incentive plan that provides for the grant of stock-based awards to its directors, officers and employees. Until May 20, 2026, the Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provided for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. The Company’s 2026 Equity Incentive Plan (the “2026 Plan”) was approved by the Company’s stockholders on May 20, 2026, replacing the 2007 Plan, and provides for the grant of equity and equity-based awards, including options (including nonqualified stock options and incentive stock options), restricted stock, restricted stock units and other equity-based awards and cash awards, to employees, directors, consultants and advisors of the Company and its majority-owned subsidiaries.
Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably. Awards granted prior to March 10, 2023 generally vest over four years for time-based restricted stock units (“RSUs”) and stock options. In December 2022, the Company’s Compensation and Human Capital Committee (the “Compensation Committee”) changed the terms of its awards to generally vest over three years. The change in vesting terms is applicable for new awards granted beginning on March 10, 2023 and does not change the vesting terms applicable to grants awarded prior to March 10, 2023. Performance-based restricted stock units (“PSUs”) generally vest over three years. Stock options generally expire ten years from the date of grant. As of June 30, 2026, the Company had the ability to grant stock-based awards with respect to an aggregate of 13.9 million shares of common stock under the 2026 Plan. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
During the six months ended June 30, 2026 and 2025, the Company recorded the following stock-based compensation expense in selling, general, administrative and development expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation expense (1)	$34.2	$47.3	$92.6	$100.7
_______________
(1)For the six months ended June 30, 2025, includes the reversal of $7.1 million of previously recognized stock-based compensation expense associated with awards forfeited in connection with the departure of the Company’s former Executive Vice President and President, APAC due to such role being eliminated.

Stock Options—As of June 30, 2026, there was no unrecognized compensation expense related to unvested stock options.
The Company’s option activity for the six months ended June 30, 2026 was as follows (shares disclosed in full amounts):

Number of Options
Outstanding as of January 1, 2026	133,623
Exercised	(133,623)
Forfeited	—
Expired	—
Outstanding as of June 30, 2026	—

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Restricted Stock Units—As of June 30, 2026, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan and the 2026 Plan was $146.2 million and is expected to be recognized over a weighted average period of approximately two years. Vesting of RSUs is subject generally to the employee’s continued employment or death, disability or qualified retirement (each as defined in the applicable RSU award agreement). RSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.
Performance-Based Restricted Stock Units—During the six months ended June 30, 2026, the Compensation Committee granted an aggregate of 100,692 PSUs (the “2026 PSUs”) to its executive officers and established the performance and market metrics for these awards. During the years ended December 31, 2025 and 2024, the Compensation Committee granted an aggregate of 86,911 PSUs (the “2025 PSUs”) and 87,550 PSUs (the “2024 PSUs”), respectively, to its executive officers and established the performance metrics for these awards. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to each of the 2026 PSUs, the 2025 PSUs and the 2024 PSUs and will be used to calculate the number of shares that will be issuable when each award vests, which may range from zero to 200% of the target amounts. At the end of each three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established goals. PSUs will be paid out in common stock at the end of each performance period, subject generally to the executive’s continued employment or death, disability or qualified retirement (each as defined in the applicable PSU award agreement). PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.
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
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the six months ended June 30, 2026 was as follows (shares disclosed in full amounts):

	RSUs	PSUs
Outstanding as of January 1, 2026 (1)	1,283,669	333,401
Granted (2)	669,558	100,692
Vested and Released (3)	(728,102)	(169,098)
Forfeited	(25,751)	—
Outstanding as of June 30, 2026	1,199,374	264,995
Vested and deferred as of June 30, 2026 (4)	20,358	—
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

During the three and six months ended June 30, 2026, the Company recorded $8.8 million and $11.1 million in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at June 30, 2026 was $9.9 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted average period over which the cost will be recognized is approximately one year.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
10.    EQUITY
Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to the ESPP and upon exercise of stock options granted under the 2007 Plan. During the six months ended June 30, 2026, the Company received an aggregate of $21.0 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
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
During the six months ended June 30, 2026, the Company repurchased 1,164,378 shares of its common stock for an aggregate of $202.9 million, including commissions and fees, under the Buyback Program. As of June 30, 2026, the Company has repurchased a total of 3,105,690 shares of its common stock under the Buyback Program for an aggregate of $550.0 million, including commissions and fees.
The Company expects to fund any further repurchases of its common stock through a combination of cash on hand, cash generated by operations and borrowings under its credit facilities. Repurchases under the Buyback Program are subject to, among other things, the Company having available cash to fund the repurchases.
Distributions—During the six months ended June 30, 2026, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
May 21, 2026	July 13, 2026	June 12, 2026	$1.79	$834.1
March 5, 2026	April 28, 2026	April 14, 2026	$1.79	$833.9
December 4, 2025	February 2, 2026	December 29, 2025	$1.70	$792.9
_______________
(1)Does not include amounts accrued for distributions payable related to unvested restricted stock units.
During the six months ended June 30, 2025, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
May 15, 2025	July 11, 2025	June 13, 2025	$1.70	$796.0
March 6, 2025	April 28, 2025	April 11, 2025	$1.70	$795.8
December 5, 2024	February 3, 2025	December 27, 2024	$1.62	$757.1
_______________
(1)Does not include amounts accrued for distributions payable related to unvested restricted stock units.
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of June 30, 2026, the amount accrued for distributions payable related to unvested restricted stock units was $11.8 million. During the six months ended June 30, 2026 and 2025, the Company paid $14.3 million and $11.8 million of distributions upon the vesting of restricted stock units, respectively. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
11.    NONCONTROLLING INTERESTS
European Interests—As of June 30, 2026, ATC Europe consists of the Company’s operations in France, Germany and Spain. The Company currently holds a 52% controlling interest in ATC Europe, with Caisse de dépôt et placement du Québec (“La Caisse”) and Allianz insurance companies and funds managed by Allianz Capital Partners GmbH, including the Allianz European Infrastructure Fund (collectively, “Allianz”) holding 30% and 18% noncontrolling interests, respectively. ATC Europe holds a 100% interest in the subsidiaries that consist of the Company’s operations in France and an 87% and an 83% controlling interest in the subsidiaries that consist of the Company’s operations in Germany and Spain, respectively, with PGGM holding a 13% and a 17% noncontrolling interest in each respective subsidiary.
Bangladesh Partnership—In 2021, the Company acquired a 51% controlling interest in KTBL. Confidence Tower Holdings Ltd. (“Confidence Group”) held a 49% noncontrolling interest in KTBL. On June 29, 2026, the Company completed the sale of its interest in KTBL to Confidence Group.
Stonepeak Transaction—In 2022, the Company entered into agreements pursuant to which certain investment vehicles affiliated with Stonepeak Partners LP (such investment vehicles, collectively, “Stonepeak”) acquired a noncontrolling ownership interest in the Company’s U.S. data center business, through an investment in common equity and mandatorily convertible preferred equity.
As of June 30, 2026, the Company holds a common equity interest of approximately 71% in its U.S. data center business, with Stonepeak holding approximately 29% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity. On a fully converted basis, which is expected to occur in August 2026, and on the basis of the currently outstanding equity, the Company will hold a controlling ownership interest of approximately 64%, with Stonepeak holding approximately 36%. The mandatorily convertible preferred equity, which accrues dividends at 5.0% through the August 2026 conversion date, will convert into common equity on a one for one basis, subject to adjustment that will be measured upon conversion.
Dividends to noncontrolling interests—Certain of the Company’s subsidiaries may, from time to time, declare dividends. During the six months ended June 30, 2026, the Company’s U.S. data center business declared distributions of $22.8 million related to the outstanding Stonepeak mandatorily convertible preferred equity (the “Stonepeak Preferred Distributions”). As of June 30, 2026, the amount accrued for Stonepeak Preferred Distributions was $11.5 million.
Pursuant to the terms of the ownership agreement with Stonepeak, the Company’s U.S. data center business distributes common dividends to the Company and to Stonepeak in proportion to their respective equity interests in the Company’s U.S. data center business (the “Stonepeak Common Dividend”) on a quarterly basis. During the six months ended June 30, 2026, the Company’s U.S. data center business declared and paid distributions of $36.4 million, related to the Stonepeak Common Dividend.
During the six months ended June 30, 2026, pursuant to the terms of the ownership agreements, ATC Europe C.V., one of the Company’s subsidiaries in the Netherlands, declared and paid a dividend of 41.4 million EUR (approximately $47.1 million at the date of payment) to the Company, La Caisse and Allianz in proportion to their respective equity interests in ATC Europe C.V.
During the six months ended June 30, 2026, pursuant to the terms of the ownership agreements, AT Iberia C.V., one of the Company’s subsidiaries in Spain, declared and paid a dividend of 67.6 million EUR (approximately $77.0 million at the date of payment) to ATC Europe and PGGM in proportion to their respective equity interests in AT Iberia C.V.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The changes in noncontrolling interests were as follows:

	Six Months Ended June 30,
	2026	2025
Balance as of January 1,	$6,702.8	$6,266.5
Impact of sale of Bangladesh partnership on noncontrolling interests	(13.2)	—
Net income attributable to noncontrolling interests	39.0	23.6
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	(106.2)	476.5
Contributions from noncontrolling interest holders	4.3	111.3
Distributions to noncontrolling interest holders	(93.9)	(111.8)
Balance as of June 30,	$6,532.8	$6,766.1
12.    EARNINGS PER COMMON SHARE
The following table sets forth basic and diluted net income per common share computational data (shares in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to American Tower Corporation common stockholders	$867.5	$366.8	$1,727.0	$855.5
Basic weighted average common shares outstanding	465,938	468,178	466,068	467,909
Dilutive securities	327	613	510	808
Diluted weighted average common shares outstanding	466,265	468,791	466,578	468,717
Basic net income attributable to American Tower Corporation common stockholders per common share	$1.86	$0.78	$3.71	$1.83
Diluted net income attributable to American Tower Corporation common stockholders	$1.86	$0.78	$3.70	$1.83
Shares Excluded From Dilutive Effect—The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock units	243	0	2	1
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
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 1,500 towers, which commenced between December 2000 and August 2004. Substantially all of the towers are part of the securitization transactions completed in March 2018 and March 2023 (together, the “Trust Securitization”). The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of June 30, 2026, the Company has purchased an aggregate of approximately 900 of the subleased towers which are subject to the applicable agreement, including 120 towers purchased during the six months ended June 30, 2026 for an aggregate purchase price of $102.1 million. The aggregate purchase option price for the remaining towers leased and subleased is $1.1 billion and includes per annum accretion through the applicable expiration of the lease or sublease of a site. For the applicable sites, AT&T has the right to continue to lease space subject to a monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. AT&T shall have the right to renew each lease for up to five successive five-year terms.
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
As of June 30, 2026, the Company’s property operations consisted of the following:
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
Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2026 and 2025 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

	Property					Total Property	Services	Other	Total
Three Months Ended June 30, 2026	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers
Segment revenues	$1,274.4	$415.3	$259.4	$441.6	$297.1	$2,687.8	$61.3		$2,749.1
Segment operating expenses	220.4	146.8	96.1	130.8	113.8	707.9	33.4		741.3
Segment gross margin	1,054.0	268.5	163.3	310.8	183.3	1,979.9	27.9		2,007.8
Segment selling, general, administrative and development expense (1)	41.9	22.2	15.9	23.7	26.7	130.4	5.7		136.1
Segment operating profit	$1,012.1	$246.3	$147.4	$287.1	$156.6	$1,849.5	$22.2		$1,871.7
Stock-based compensation expense								$34.2	34.2
Other selling, general, administrative and development expense								63.5	63.5
Depreciation, amortization and accretion								514.4	514.4
Other expense (2)								250.3	250.3
Income from continuing operations before income taxes									$1,009.3
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $34.2 million.
(2)Primarily includes interest expense, partially offset by gains from foreign currency exchange rate fluctuations. Three months ended June 30, 2026 also includes a net gain on the sales of ATC Philippines and the controlling interest in KTBL of $20.4 million.

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
_______________
(1)    Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $47.3 million.
(2)    Primarily includes interest expense and losses from foreign currency exchange rate fluctuations, partially offset by an unrealized gain from equity     securities of $110.7 million.

	Property					Total Property	Services	Other	Total
Six Months Ended June 30, 2026	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers
Segment revenues	$2,536.0	$793.9	$520.1	$921.7	$586.0	$5,357.7	$128.9		$5,486.6
Segment operating expenses	426.7	266.9	188.6	264.6	225.9	1,372.7	71.9		1,444.6
Segment gross margin	2,109.3	527.0	331.5	657.1	360.1	3,985.0	57.0		4,042.0
Segment selling, general, administrative and development expense (1)	80.2	40.9	33.2	53.8	51.2	259.3	11.0		270.3
Segment operating profit	$2,029.1	$486.1	$298.3	$603.3	$308.9	$3,725.7	$46.0		$3,771.7
Stock-based compensation expense								$92.6	92.6
Other selling, general, administrative and development expense								128.3	128.3
Depreciation, amortization and accretion								1,032.6	1,032.6
Other expense (2)								490.8	490.8
Income from continuing operations before income taxes									$2,027.4
Total assets	$26,401.2	$4,363.8	$12,591.0	$8,742.1	$10,786.5	$62,884.6	$79.3	$336.2	$63,300.1
Capital expenditures	$164.5	$73.3	$128.8	$73.0	$341.3	$780.9	$—	$7.8	$788.7
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $92.6 million.
(2)Primarily includes interest expense, partially offset by gains from foreign currency exchange rate fluctuations. Six months ended June 30, 2026 also includes a net gain on the sales of ATC Philippines and the controlling interest in KTBL of $20.4 million.

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
Overview
We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure and property interests that we lease primarily to communications service providers and third-party tower operators, and, as discussed further below, we hold a portfolio of highly interconnected data center facilities and related assets in the United States. Our customers include our tenants, licensees and other payers. We refer to the business encompassing the above as our property operations, which accounted for 98% and 98% of our total revenues for the three and six months ended June 30, 2026, respectively, and includes our U.S. & Canada property, Africa & Asia-Pacific (“APAC”) property, Europe property and Latin America property segments and Data Centers segment.
We also offer tower-related services in the United States, including site application, zoning and permitting, structural and mount analyses, and construction management, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of June 30, 2026:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S. & Canada:
Canada	226	—	—
United States	26,811	14,727	425
U.S. & Canada total	27,037	14,727	425
Africa & APAC: (2)
Burkina Faso	733	—	—
Ghana	3,432	—	37
Kenya	4,542	—	11
Niger	972	—	—
Nigeria	9,739	—	—
South Africa	2,482	—	—
Uganda	4,572	—	47
Africa & APAC total	26,472	—	95
Europe:
France	4,332	303	9
Germany	15,656	—	—
Spain	12,502	—	1
Europe total	32,490	303	10
Latin America:
Argentina	497	—	11
Brazil	20,749	1,431	117
Chile	3,672	—	107
Colombia	4,818	—	6
Costa Rica	711	—	2
Mexico	8,676	185	77
Paraguay	1,449	—	—
Peru	3,938	450	1
Latin America total	44,510	2,066	321
Total	130,509	17,096	851
_______________
(1)Approximately 98% of the operated towers are held pursuant to long-term finance leases, including those subject to purchase options.
(2)During the three months ended June 30, 2026, we completed the sales of our subsidiary in the Philippines (“ATC Philippines”) and our controlling interest in Kirtonkhola Tower Bangladesh Limited (“KTBL”).

As of June 30, 2026, our property portfolio included 30 operating data center facilities across 11 markets in the United States that collectively comprise approximately 3.8 million net rentable square feet (“NRSF”) of data center space, as follows:

	Number of Data Centers	Total NRSF (1)
		(in thousands)
San Francisco Bay, CA	9	1,108
Los Angeles, CA	3	724
Northern Virginia, VA	3	627
New York, NY	3	373
Chicago, IL	2	328
Denver, CO	2	151
Boston, MA	1	143
Miami, FL	2	130
Orlando, FL	1	104
Atlanta, GA	2	95
Washington, D.C.	2	47
Total	30	3,830
_______________
(1)Excludes approximately 0.4 million of office and light industrial NRSF.
Sale of Philippines Subsidiary—On June 15, 2026, we completed the sale of ATC Philippines. Prior to the divestiture, ATC Philippines’s operating results were included within the Africa & APAC property segment.
Sale of Bangladesh Partnership—On June 29, 2026, we completed the sale of our controlling interest in KTBL. Prior to the divestiture, KTBL’s operating results were included within the Africa & APAC property segment.
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
In most of our markets, our tenant leases for our communications sites with wireless carriers generally have initial non-cancellable terms of five to ten years with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the six months ended June 30, 2026 was recurring revenue that we should continue to receive in future periods. Most of our tenant leases for our communications sites have provisions that periodically increase or “escalate” the rent due under the lease, typically based on (a) an annual fixed escalation (averaging approximately 3% in the United States), (b) an inflationary index in most of our international markets, or (c) a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs (pass-through revenue), such as ground rent or power and fuel costs.
Based upon existing customer leases and foreign currency exchange rates as of June 30, 2026, we expect to generate nearly $50 billion of non-cancellable customer lease revenue over future periods, before the impact of straight-line lease accounting.
The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee. Revenue lost from either tenant lease cancellations or the non-renewal of leases or rent renegotiations, which we refer to as churn, has historically not had a material adverse effect on the revenues generated by our consolidated property operations. During the six months ended June 30, 2026, churn was approximately 5% of our tenant billings, primarily driven by churn due to one of our U.S. customers, DISH Wireless L.L.C., a subsidiary of DISH Network Corporation (“DISH”) in our U.S. & Canada property segment, as discussed below. Beginning on January 1, 2026, 100% of DISH revenue will be reflected in churn.

AT&T Mexico Dispute. We are currently engaged in a legal dispute (the “Arbitration”) with one of our customers in Mexico, AT&T Comunicaciones Digitales, S. de R.L. de C.V. and related entities (collectively, “AT&T Mexico”). AT&T Mexico, which represented approximately $300 million of tenant revenue in 2025, is challenging the calculation of the monthly lease amount established under our Master Lease Agreement with AT&T Mexico (the “MLA”), as well as certain other provisions of the MLA, seeking rent abatement both retroactively and prospectively, and had been withholding tower rents since the start of 2025. We incurred approximately $30 million of reserves during the year ended December 31, 2025, and an additional approximately $20 million of reserves during the six months ended June 30, 2026, related to this customer. We expect to record future reserves until the Arbitration is settled. We believe we have meritorious defenses to the claims raised in this Arbitration, are vigorously defending the full enforceability of the MLA and remain confident in the terms and conditions of the MLA. The Arbitration is scheduled for a hearing in August 2026.
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
DISH Dispute. On September 24, 2025, DISH delivered a notice purporting to be excused from its contractual obligations under our Strategic Collocation Agreement entered into in March 2021 (the “SCA”). On October 20, 2025, we filed a complaint in the U.S. District Court for the District of Colorado seeking a declaratory judgment that DISH had not been excused from its obligations under the SCA, that the SCA remained in full force and effect, and that DISH remained required to perform all of its obligations under the SCA. Thereafter, DISH failed to meet its payment obligations, and as of January 2026, has been in default under the SCA. We remain confident that DISH was not excused from its obligations under the SCA. We delivered notices of termination, effective June 2, 2026, to DISH of the SCA and related agreements with DISH.
On June 15, 2026, we amended the complaint to (i) add claims seeking damages for DISH’s breaches of the SCA and other agreements, and (ii) add DISH’s parent company, EchoStar Corporation, as a party for tortious interference with such agreements. On June 30, 2026, DISH filed petitions for relief under chapter 11 of the United States Bankruptcy Code. Consistent with applicable law, we continue to seek relief in connection with DISH’s failure to comply with its obligations under the SCA and other agreements described in the amended complaint. DISH represented approximately 2% and 4% of our total annual property revenue and total annual U.S. & Canada property revenue, respectively, for 2025. DISH is reflected in churn for the six months ended June 30, 2026. During the six months ended June 30, 2026, we recorded impairment charges related to DISH of $17.5 million.
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

Results of Operations
Three and Six Months Ended June 30, 2026 and 2025
(in millions, except percentages)
Revenue

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2026	2025		2026	2025
Property
U.S. & Canada	$1,274.4	$1,307.1	(3)%	$2,536.0	$2,605.4	(3)%
Africa & APAC	415.3	336.3	23	793.9	669.9	19
Europe	259.4	232.7	11	520.1	445.7	17
Latin America	441.6	389.4	13	921.7	788.6	17
Data Centers	297.1	261.9	13	586.0	506.0	16
Total property	2,687.8	2,527.4	6	5,357.7	5,015.6	7
Services	61.3	99.5	(38)	128.9	174.1	(26)
Total revenues	$2,749.1	$2,626.9	5%	$5,486.6	$5,189.7	6%
Three Months Ended June 30, 2026
U.S. & Canada property segment revenue decrease of $32.7 million was attributable to:
•A decrease of $41.4 million in other revenue, primarily due to a decrease of $44.0 million due to straight-line accounting;
• Partially offset by tenant billings growth of $8.7 million, which was driven by:
• $33.8 million due to leasing additional space on our sites (“colocations”) and amendments; and
• $0.4 million generated from sites acquired or constructed since the beginning of the prior-year period (“newly acquired or constructed sites”);
• Partially offset by decreases of:
• $24.6 million resulting from churn in excess of contractual escalations, primarily related to DISH; and
• $0.9 million from other tenant billings.
Segment revenue decrease was not meaningfully impacted by foreign currency translation related to fluctuations in Canadian Dollar (“CAD”).
Africa & APAC property segment revenue growth of $79.0 million was attributable to:
• Tenant billings growth of $35.0 million, which was driven by:
• $18.3 million due to colocations and amendments;
• $9.4 million generated from newly acquired or constructed sites;
• $6.7 million resulting from contractual escalations, net of churn; and
• $0.6 million from other tenant billings;
• An increase of $12.6 million in pass-through revenue, primarily due to an increase in fuel costs; and
• An increase of $7.7 million in other revenue, primarily due to tenant settlements in South Africa and a decrease in revenue reserves, partially offset by a decrease due to straight-line accounting.
Segment revenue growth included an increase of $23.7 million attributable to the impact of foreign currency translation, which included, among others, positive impacts of $13.9 million related to fluctuations in Nigerian Naira (“NGN”), $5.9 million related to fluctuations in Ghanaian Cedi (“GHS”) and $5.1 million related to fluctuations in South African Rand (“ZAR”), partially offset by a negative impact of $1.4 million related to fluctuations in Ugandan Shilling.
Europe property segment revenue growth of $26.7 million was attributable to:
• Tenant billings growth of $9.4 million, which was driven by:
• $4.7 million due to colocations and amendments;
• $3.0 million generated from newly acquired or constructed sites; and
• $2.7 million resulting from contractual escalations, net of churn;
• Partially offset by a decrease of $1.0 million from other tenant billings;

• An increase of $6.5 million in other revenue, primarily due to the impact of incremental capital contributions, which are amortized over the term of the lease; and
• An increase of $3.7 million in pass-through revenue.
Segment revenue growth included an increase of $7.1 million attributable to the positive impact of foreign currency translation related to fluctuations in Euro (“EUR”).
Latin America property segment revenue growth of $52.2 million was attributable to:
• An increase of $44.0 million attributable to the impact of foreign currency translation, which included, among others, positive impacts of $20.1 million related to fluctuations in Brazilian Real (“BRL”), $14.8 million related to fluctuations in Mexican Peso (“MXN”) and $5.0 million related to fluctuations in Colombian Peso (“COP”);
• An increase of $14.1 million in other revenue, primarily due to a decrease in revenue reserves; and
• An increase of $1.1 million in pass-through revenue;
• Partially offset by a decrease in tenant billings of $7.0 million, which was driven by:
• $13.5 million from churn in excess of contractual escalations, primarily related to customer cancellations in Brazil;
• Partially offset by an increase of $6.5 million due to colocations and amendments.
Data Centers segment revenue growth of $35.2 million was attributable to:
•An increase of $20.3 million in rental, related and other revenue, primarily due to new lease commencements, customer expansions and rent increases upon customer renewals;
•An increase of $8.2 million in power revenue from new lease commencements, increased power consumption and pricing increases from existing customers;
•An increase of $3.5 million in interconnection revenue, primarily due to customer interconnection net additions and pricing increases from existing cross connects; and
•An increase of $3.2 million in straight-line revenue.
Services segment revenue decrease of $38.2 million was primarily attributable to decreases in site application, zoning and permitting services, structural and mount analyses services and construction management services.
Six Months Ended June 30, 2026
U.S. & Canada property segment revenue decrease of $69.4 million was attributable to:
•A decrease of $87.3 million in other revenue, primarily due to a decrease of $78.9 million due to straight-line accounting;
• Partially offset by tenant billings growth of $17.8 million, which was driven by:
• $67.8 million due to colocations and amendments; and
• $1.3 million generated from newly acquired or constructed sites;
• Partially offset by decreases of:
• $49.8 million resulting from churn in excess of contractual escalations, primarily related to DISH; and
• $1.5 million from other tenant billings.
Segment revenue decrease was partially offset by an increase of $0.1 million attributable to the positive impact of foreign currency translation related to fluctuations in CAD.
Africa & APAC property segment revenue growth of $124.0 million was attributable to:
• Tenant billings growth of $66.9 million, which was driven by:
• $34.8 million due to colocations and amendments;
• $17.2 million generated from newly acquired or constructed sites;
• $13.3 million resulting from contractual escalations, net of churn; and
• $1.6 million from other tenant billings; and
• an increase of $11.0 million in pass-through revenue, primarily due to an increase in fuel costs;
• Partially offset by a decrease of $9.5 million in other revenue, primarily due to an increase in revenue reserves and a decrease due to straight-line accounting, partially offset by tenant settlements in South Africa.
Segment revenue growth included an increase of $55.6 million, attributable to the impact of foreign currency translation, which included, among others, positive impacts of $21.9 million related to fluctuations in NGN, $20.9 million related to fluctuations in GHS and $10.7 million related to fluctuations in ZAR.
Europe property segment revenue growth of $74.4 million was attributable to:

• Tenant billings growth of $18.1 million, which was driven by:
• $8.8 million due to colocations and amendments;
• $6.1 million generated from newly acquired or constructed sites; and
• $5.0 million resulting from contractual escalations, net of churn;
• Partially offset by a decrease of $1.8 million from other tenant billings;
• An increase of $16.9 million in other revenue, primarily due to the impact of incremental capital contributions, which are amortized over the term of the lease; and
• An increase of $5.0 million in pass-through revenue.
Segment revenue growth included an increase of $34.4 million attributable to the positive impact of foreign currency translation related to fluctuations in EUR.
Latin America property segment revenue growth of $133.1 million was attributable to:
• An increase of $94.8 million attributable to the impact of foreign currency translation, which included, among others, positive impacts of $42.8 million related to fluctuations in BRL, $33.6 million related to fluctuations in MXN and $8.8 million related to fluctuations in COP;
• An increase of $46.1 million in other revenue, primarily due to an increase of $26.3 million from straight-line accounting resulting largely from tenant settlements in Brazil and a decrease in revenue reserves; and
• An increase of $5.0 million in pass-through revenue;
• Partially offset by a decrease in tenant billings of $12.8 million, which was driven by:
• $23.9 million from churn in excess of contractual escalations, primarily related to customer cancellations in Brazil; and
• $1.4 million from other tenant billings;
• Partially offset by an increase of $12.5 million due to colocations and amendments.
Data Centers segment revenue growth of $80.0 million was attributable to:
•An increase of $46.0 million in rental, related and other revenue, primarily due to new lease commencements, customer expansions and rent increases upon customer renewals;
•An increase of $18.5 million in power revenue from new lease commencements, increased power consumption and pricing increases from existing customers;
•An increase of $7.9 million in interconnection revenue, primarily due to customer interconnection net additions and pricing increases from existing cross connects; and
•An increase of $7.6 million in straight-line revenue.
Services segment revenue decrease of $45.2 million was primarily attributable to decreases in site application, zoning and permitting services, structural and mount analyses services, and construction management services.
Gross Margin

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2026	2025		2026	2025
Property
U.S. & Canada	$1,054.0	$1,084.9	(3)%	$2,109.3	$2,180.9	(3)%
Africa & APAC	268.5	231.8	16	527.0	466.1	13
Europe	163.3	146.1	12	331.5	283.1	17
Latin America	310.8	265.0	17	657.1	541.5	21
Data Centers	183.3	159.0	15	360.1	303.8	19
Total property	1,979.9	1,886.8	5	3,985.0	3,775.4	6
Services	27.9	51.4	(46)%	57.0	91.1	(37)%
Three Months Ended June 30, 2026
•The decrease in U.S. & Canada property segment gross margin was primarily attributable to the decrease in revenue described above, partially offset by a decrease in direct expenses of $1.7 million, primarily due to a decrease in land rent costs, partially offset by increases in repair and maintenance spending and property taxes. Direct expenses also benefited by $0.1 million from the impact of foreign currency translation.

•The increase in Africa & APAC property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $31.4 million, primarily due to an increase in costs associated with pass-through revenue, including fuel and utility costs. Direct expenses were also negatively impacted by $10.9 million from the impact of foreign currency translation.
•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $6.8 million, primarily due to an increase in costs associated with pass-through revenue, including energy costs and an increase in land rent costs. Direct expenses were also negatively impacted by $2.7 million from the impact of foreign currency translation.
•The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above and a decrease in direct expenses of $6.1 million, primarily due to a decrease in land rent costs. Direct expenses were negatively impacted by $12.5 million from the impact of foreign currency translation.
•The increase in Data Centers segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $10.9 million, primarily due to an increase in costs associated with power revenue, including utility costs.
•The decrease in Services segment gross margin was primarily attributable to the decrease in revenue described above, partially offset by a decrease in direct expenses of $14.7 million.
Six Months Ended June 30, 2026
•The decrease in U.S. & Canada property segment gross margin was primarily attributable to the decrease in revenue described above and an increase in direct expenses of $2.2 million, primarily due to an increase in repair and maintenance spending, partially offset by a decrease in land rent costs.
•The increase in Africa & APAC property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $40.5 million, primarily due to an increase in costs associated with pass-through revenue, including fuel and utility costs. Direct expenses were also negatively impacted by $22.6 million from the impact of foreign currency translation.
•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $13.7 million, primarily due to an increase in costs associated with pass-through revenue, including energy costs and an increase in land rent costs. Direct expenses were also negatively impacted by $12.3 million from the impact of foreign currency translation.
•The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above and a decrease in direct expenses of $8.5 million, primarily due to a decrease in land rent costs. Direct expenses were also negatively impacted by $26.0 million from the impact of foreign currency translation.
•The increase in Data Centers segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $23.7 million, primarily due to an increase in costs associated with power revenue, including utility costs.
•The decrease in Services segment gross margin was primarily attributable to the decrease in revenue described above, partially offset by a decrease in direct expenses of $11.1 million.

Selling, General, Administrative and Development Expense (“SG&A”)

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2026	2025		2026	2025
Property
U.S. & Canada	$41.9	$41.3	1%	$80.2	$80.6	(0)%
Africa & APAC	22.2	18.9	17	40.9	39.0	5
Europe	15.9	14.6	9	33.2	30.4	9
Latin America	23.7	27.1	(13)	53.8	48.1	12
Data Centers	26.7	19.1	40	51.2	42.0	22
Total property	130.4	121.0	8	259.3	240.1	8
Services	5.7	6.5	(12)	11.0	12.9	(15)
Other	97.7	106.2	(8)	220.9	218.2	1
Total selling, general, administrative and development expense	$233.8	$233.7	0%	$491.2	$471.2	4%
Three Months Ended June 30, 2026
•The increase in our U.S. & Canada property segment SG&A was primarily driven by an increase in professional services costs and higher canceled construction costs, partially offset by decreased personnel and related costs.
•The increase in our Africa & APAC property segment SG&A was primarily driven by increased personnel and related costs to support our business, increased professional services costs and the negative impact of foreign currency translation.
•The increase in our Europe property segment SG&A was primarily driven by increased personnel and related costs to support our business and the negative impact of foreign currency translation.
•The decrease in our Latin America property segment SG&A was primarily driven by a decrease in bad debt expense of $5.3 million, partially offset by the negative impact of foreign currency translation.
•The increase in our Data Centers segment SG&A was primarily driven by increased personnel and related costs to support our business and increased legal and professional services costs.
•The decrease in our Services segment SG&A was primarily driven by decreased personnel and related costs and decreased professional services costs.
•The decrease in other SG&A was primarily attributable to a decrease in stock-based compensation expense of $13.1 million, partially offset by an increase in corporate SG&A, including an increase in personnel and related costs to support our business.
Six Months Ended June 30, 2026
•The decrease in our U.S. & Canada property segment SG&A was primarily driven by a decrease in net bad debt expense and decreased personnel and related costs, partially offset by increased professional services costs and higher canceled construction costs.
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
•The increase in our Latin America property segment SG&A was primarily driven by higher canceled construction costs and the negative impact of foreign currency translation, partially offset by a decrease in bad debt expense of $3.1 million.

•The increase in our Data Centers segment SG&A was primarily driven by increased personnel and related costs to support our business and increased legal and professional services costs.
•The decrease in our Services segment SG&A was primarily driven by a decrease in net bad debt expense, decreased personnel and related costs and decreased professional services costs.
•The increase in other SG&A was primarily attributable to an increase in corporate SG&A, including an increase in personnel and related costs to support our business, partially offset by a decrease in stock-based compensation expense of $8.1 million.
Operating Profit

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2026	2025		2026	2025
Property
U.S. & Canada	$1,012.1	$1,043.6	(3)%	$2,029.1	$2,100.3	(3)%
Africa & APAC	246.3	212.9	16	486.1	427.1	14
Europe	147.4	131.5	12	298.3	252.7	18
Latin America	287.1	237.9	21	603.3	493.4	22
Data Centers	156.6	139.9	12	308.9	261.8	18
Total property	1,849.5	1,765.8	5	3,725.7	3,535.3	5
Services	22.2	44.9	(51)%	46.0	78.2	(41)%
•The decrease in operating profit for the three months ended June 30, 2026 for our U.S. & Canada property segment was primarily attributable to a decrease in our segment gross margin and an increase in our segment SG&A. The decrease in operating profit for the six months ended June 30, 2026 for our U.S. & Canada property segment was primarily attributable to a decrease in our segment gross margin, partially offset by a decrease in our segment SG&A.
•The increases in operating profit for the three and six months ended June 30, 2026 for our Africa & APAC property segment, Europe property segment and our Data Centers segment were primarily attributable to increases in our segment gross margin, partially offset by increases in our segment SG&A.
•The increase in operating profit for the three months ended June 30, 2026 for our Latin America property segment was primarily attributable to an increase in our segment gross margin and a decrease in our segment SG&A. The increase in operating profit for the six months ended June 30, 2026 for our Latin America property segment was primarily attributable to an increase in our segment gross margin, partially offset by an increase in our segment SG&A.
•The decreases in operating profit for the three and six months ended June 30, 2026 for our Services segment were primarily attributable to decreases in our segment gross margin, partially offset by decreases in our segment SG&A.
Depreciation, Amortization and Accretion

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2026	2025		2026	2025
Depreciation, amortization and accretion	$514.4	$510.3	1%	$1,032.6	$1,002.8	3%
The increases in depreciation, amortization and accretion expense for the three and six months ended June 30, 2026 were primarily attributable to foreign currency exchange rate fluctuations.
Other Operating (Income) Expense

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2026	2025		2026	2025
Other operating (income) expense	$(9.2)	$(3.5)	163%	$10.2	$(59.3)	(117)%
The change in other operating (income) expense during the three months ended June 30, 2026 was primarily attributable to an increase in gains on sales or disposals of assets, primarily attributable to the net gain on the sales of ATC Philippines and our controlling interest in KTBL of $20.4 million, partially offset by an increase in integration and acquisition related costs, including benefits related to pre-acquisition contingencies and settlements.
The change in other operating (income) expense during the six months ended June 30, 2026 was primarily attributable to a decrease in gains on sales or disposals of assets and an increase in impairment charges, primarily related to DISH in the United States. Operating (income) expense during the six months ended June 30, 2026 and 2025 includes a net gain on the sales of ATC Philippines and our controlling interest in KTBL of $20.4 million and a gain on the sale of our fiber assets in South Africa (“South Africa Fiber”) of $53.6 million, respectively.
Total Other Expense

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2026	2025		2026	2025
Total other expense	$259.5	$685.9	(62)%	$480.6	$1,322.5	(64)%
Total other expense consists primarily of interest expense and realized and unrealized foreign currency gains or losses as a result of foreign currency exchange rate fluctuations primarily associated with our EUR denominated senior unsecured notes, our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.
The decrease in total other expense during the three months ended June 30, 2026 was primarily due to foreign currency gains of $42.1 million in the current period, as compared to foreign currency losses of $484.0 million in the prior-year period. The decrease in total other expense during the six months ended June 30, 2026 was primarily due to foreign currency gains of $110.2 million in the current period, as compared to foreign currency losses of $829.7 million in the prior-year period. Total other expense during the three and six months ended June 30, 2026 and 2025 also includes unrealized gains from equity securities in the United States of $12.0 million, $110.7 million, $36.4 million and $118.3 million, respectively.
Income Tax Provision

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2026	2025		2026	2025
Income tax provision	$121.8	$131.3	(7)%	$261.4	$250.2	4%
Effective tax rate	12.1%	25.7%		12.9%	22.2%
As a real estate investment trust for U.S. federal income tax purposes (“REIT”), we may deduct earnings distributed to stockholders against the income generated by our REIT operations. Consequently, the effective tax rate on income from continuing operations for the three and six months ended June 30, 2026 and 2025 differs from the federal statutory rate.
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
The decrease in the income tax provision during the three months ended June 30, 2026 was primarily attributable to unrealized gains from equity securities in the United States and the accrual of taxes related to the anticipated repatriation of funds from certain foreign subsidiaries during the three months ended June 30, 2025, partially offset by an increase in earnings in certain foreign jurisdictions during the three months ended June 30, 2026. The increase in the income tax provision during the six months ended June 30, 2026 was primarily attributable to an increase in earnings in certain foreign jurisdictions, partially offset by unrealized gains from equity securities in the United States and taxes related to the sale of South Africa Fiber during the six months ended June 30, 2025.

Net Income / Adjusted EBITDA and Net Income / Nareit FFO attributable to American Tower Corporation common stockholders / AFFO attributable to American Tower Corporation common stockholders

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2026	2025		2026	2025
Net income	$887.5	$380.5	133%	$1,766.0	$879.1	101%
Income tax provision	121.8	131.3	(7)	261.4	250.2	4
Other (income) expense	(53.8)	373.9	(114)	(144.0)	712.1	(120)
Loss on retirement of long-term obligations	3.2	—	100	3.2	—	100
Interest expense	354.5	342.6	3	701.8	667.9	5
Interest income	(44.4)	(30.6)	45	(80.4)	(57.5)	40
Other operating (income) expense	(9.2)	(3.5)	163	10.2	(59.3)	(117)
Depreciation, amortization and accretion	514.4	510.3	1	1,032.6	1,002.8	3
Stock-based compensation expense	34.2	47.3	(28)	92.6	100.7	(8)
Adjusted EBITDA	$1,808.2	$1,751.8	3%	$3,643.4	$3,496.0	4%

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2026	2025		2026	2025
Net income	$887.5	$380.5	133%	$1,766.0	$879.1	101%
Real estate related depreciation, amortization and accretion	480.4	475.4	1	964.0	932.7	3
(Gains) losses from sale or disposal of real estate and real estate related impairment charges (1)	(8.2)	9.1	(190)	16.0	(40.0)	(140)
Adjustments and distributions for unconsolidated affiliates and noncontrolling interests (2)	(110.4)	(100.3)	10	(217.8)	(191.1)	14
Nareit FFO attributable to American Tower Corporation common stockholders	$1,249.3	$764.7	63%	$2,528.2	$1,580.7	60%
Straight-line revenue	18.9	(28.2)	(167)	0.0	(45.3)	(100)
Straight-line expense	8.5	9.4	(10)	17.0	18.5	(8)
Stock-based compensation expense	34.2	47.3	(28)	92.6	100.7	(8)
Deferred portion of income tax and other income tax adjustments (3)	2.9	52.4	(94)	97.7	138.4	(29)
Non-real estate related depreciation, amortization and accretion	34.0	34.9	(3)	68.6	70.1	(2)
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	13.0	13.7	(5)	26.0	27.5	(5)
Other (income) expense (4)	(53.8)	373.9	(114)	(144.0)	712.1	(120)
Loss on retirement of long-term obligations	3.2	—	100	3.2	—	100
Other operating income (5)	(1.0)	(12.6)	(92)	(5.8)	(19.3)	(70)
Capital improvement capital expenditures	(44.6)	(37.8)	18	(87.7)	(74.1)	18
Corporate capital expenditures	(2.6)	(2.4)	8	(7.8)	(3.8)	105
Adjustments and distributions for unconsolidated affiliates and noncontrolling interests (6)	2.1	3.0	(30)	0.2	3.0	(93)
AFFO attributable to American Tower Corporation common stockholders	$1,264.1	$1,218.3	4%	$2,588.2	$2,508.5	3%

_______________
(1)For the three and six months ended June 30, 2026, includes a net gain on the sales of ATC Philippines and our controlling interest in KTBL of $20.4 million. For the six months ended June 30, 2025, includes a gain on the sale of South Africa Fiber of $53.6 million.
(2)Includes distributions to noncontrolling interest holders, distributions related to the outstanding mandatorily convertible preferred equity in connection with our agreements with certain investment vehicles affiliated with Stonepeak Partners LP and adjustments for the impact of noncontrolling interests on Nareit FFO attributable to American Tower Corporation common stockholders.
(3)For the six months ended June 30, 2026, includes adjustments for refunds in Germany of $0.5 million. For the three and six months ended June 30, 2025, includes adjustments for taxes paid in South Africa of $19.6 million, which were incurred as a result of the sale of South Africa Fiber. We believe that these tax adjustments are nonrecurring, and do not believe these are an indication of our operating performance. Accordingly, we believe it is more meaningful to present AFFO attributable to American Tower Corporation common stockholders excluding these amounts.
(4)Includes (gains) losses on foreign currency exchange rate fluctuations of $(42.1) million, $484.0 million, $(110.2) million and $829.7 million, respectively.
(5)Primarily includes acquisition-related costs, integration costs and disposition costs.
(6)Includes adjustments for the impact of noncontrolling interests on other line items, excluding those already adjusted for in Nareit FFO attributable to American Tower Corporation common stockholders.
The increase in net income for the three months ended June 30, 2026 was primarily due to (i) changes in other income (expense), primarily due to foreign currency exchange rate fluctuations and a decrease in unrealized gains from equity securities in the United States, and (ii) an increase in segment operating profit, partially offset by (y) an increase in interest expense and (z) an increase in depreciation, amortization and accretion expense.
The increase in net income for the six months ended June 30, 2026 was primarily due to (i) changes in other income (expense), primarily due to foreign currency exchange rate fluctuations and a decrease in unrealized gains from equity securities in the United States, and (ii) an increase in segment operating profit, partially offset by (w) changes in other operating (income) expense, which included the net gain on the sales of ATC Philippines and our controlling interest in KTBL during the six months ended June 30, 2026 and the gain on the sale of South Africa Fiber during the six months ended June 30, 2025, (x) an increase in interest expense, (y) an increase in depreciation, amortization and accretion expense and (z) an increase in the income tax provision.
The increases in Adjusted EBITDA for the three and six months ended June 30, 2026 were primarily attributable to an increases in our gross margin, partially offset by an increases in SG&A, excluding the impact of stock-based compensation expense, of $13.2 million and $28.1 million, respectively.
The increase in AFFO attributable to American Tower Corporation common stockholders for the three months ended June 30, 2026 was primarily attributable to an increase in our operating profit, excluding the impact of straight-line accounting, partially offset by (i) an increase in cash paid for income taxes, (ii) increases in distributions and adjustments for noncontrolling interests, including distributions to noncontrolling interest holders in our Europe property segment and Data Centers segment and (iii) an increase in capital improvement capital expenditures.
The increase in AFFO attributable to American Tower Corporation common stockholders for the six months ended June 30, 2026 was primarily attributable to an increase in our operating profit, excluding the impact of straight-line accounting, partially offset by (i) increases in cash paid for interest and cash paid for income taxes, (ii) increases in distributions and adjustments for noncontrolling interests, including distributions to noncontrolling interest holders in our Europe property segment and Data Centers segment and (iii) increases in capital improvement and corporate capital expenditures.

Segment Gross Margin Reconciliations
Gross margin is defined as revenue less costs of operations inclusive of real estate related depreciation, amortization and accretion. Segment gross margin excludes depreciation, amortization and accretion.

	Property					Total Property	Services	Total
Three Months Ended June 30, 2026	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers
Gross margin	$908.5	$215.4	$81.9	$262.8	$30.9	$1,499.5	$27.9	$1,527.4
Real estate related depreciation, amortization and accretion	145.5	53.1	81.4	48.0	152.4	480.4	—	480.4
Segment gross margin	$1,054.0	$268.5	$163.3	$310.8	$183.3	$1,979.9	$27.9	$2,007.8

	Property					Total Property	Services	Total
Three Months Ended June 30, 2025	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers
Gross margin	$936.1	$183.3	$70.1	$216.6	$5.3	$1,411.4	$51.4	$1,462.8
Real estate related depreciation, amortization and accretion	148.8	48.5	76.0	48.4	153.7	475.4	—	475.4
Segment gross margin	$1,084.9	$231.8	$146.1	$265.0	$159.0	$1,886.8	$51.4	$1,938.2

	Property					Total Property	Services	Total
Six Months Ended June 30, 2026	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers
Gross margin	$1,816.5	$415.7	$168.5	$562.2	$58.1	$3,021.0	$57.0	$3,078.0
Real estate related depreciation, amortization and accretion	292.8	111.3	163.0	94.9	302.0	964.0	—	964.0
Segment gross margin	$2,109.3	$527.0	$331.5	$657.1	$360.1	$3,985.0	$57.0	$4,042.0

	Property					Total Property	Services	Total
Six Months Ended June 30, 2025	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers
Gross margin	$1,884.4	$371.9	$137.1	$446.3	$3.0	$2,842.7	$91.1	$2,933.8
Real estate related depreciation, amortization and accretion	296.5	94.2	146.0	95.2	300.8	932.7	—	932.7
Segment gross margin	$2,180.9	$466.1	$283.1	$541.5	$303.8	$3,775.4	$91.1	$3,866.5

Liquidity and Capital Resources
The information in this section updates as of June 30, 2026 the “Liquidity and Capital Resources” section of the 2025 Form 10-K and should be read in conjunction with that report.
Overview
During the six months ended June 30, 2026, our significant financing transactions included:
•Repayment of our 4.400% senior unsecured notes due 2026 (the “4.400%” Notes”), our 1.600% senior unsecured notes due 2026 (the “1.600% Notes”) and our 1.950% senior unsecured notes due 2026 (the “1.950% Notes”) upon their maturity dates;
•Partial redemption of 250.0 million EUR of our 4.125% senior unsecured notes due 2027 (the “4.125% Notes”) for an aggregate redemption price of approximately 253.3 million EUR (approximately $290.2 million as of the repayment date);
•Registered public offering in an aggregate principal amount of 750.0 million EUR of senior unsecured notes with maturities in 2033; and
•Amendments to the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 Term Loan (each as defined below) to, among other things, extend the maturity dates thereunder.
As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes the significant components of our liquidity (in millions):

As of June 30, 2026
Available under the 2021 Multicurrency Credit Facility	$4,915.0
Available under the 2021 Credit Facility	3,305.0
Letters of credit	(39.4)
Total available under credit facilities, net	$8,180.6
Cash and cash equivalents	1,762.5
Total liquidity	$9,943.1
Subsequent to June 30, 2026, we made additional net borrowings of $660.0 million under the 2021 Multicurrency Credit Facility.
Summary cash flow information is set forth below (in millions):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used for):
Operating activities	$2,887.4	$2,576.5
Investing activities	(833.7)	(841.2)
Financing activities	(1,802.7)	(1,750.5)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	36.4	116.6
Net increase in cash and cash equivalents, and restricted cash	$287.4	$101.4
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
As of June 30, 2026, we had total outstanding indebtedness of $37.4 billion, with a current portion of $5.2 billion. During the six months ended June 30, 2026, we generated sufficient cash flow from operations, together with borrowings under our credit facilities, proceeds from our debt issuances and cash on hand, to fund our acquisitions, capital expenditures and debt service obligations, as well as our required distributions. We believe the cash generated by operating activities during the year ending December 31, 2026, together with our borrowing capacity under our credit facilities, will suffice to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions.
We utilize notional cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution.
Material Cash Requirements— There were no material changes to the Material Cash Requirements section of the 2025 Form 10-K.
As of June 30, 2026, we had $2.0 billion of cash and cash equivalents held by our foreign subsidiaries. As of June 30, 2026, we had $201.2 million of cash and cash equivalents held by our joint ventures, of which $141.9 million was held by our foreign joint ventures. Certain foreign subsidiaries may pay us interest or principal on intercompany debt. Additionally, in the event that we repatriate funds from our foreign subsidiaries, we may be required to accrue and pay certain taxes.
Cash Flows from Operating Activities
The increase in cash provided by operating activities for the six months ended June 30, 2026 was primarily attributable to an increase in our operating profit, including the impact of straight-line accounting, and a decrease in cash required for working capital, primarily as a result of changes in unearned revenue, partially offset by increases in cash paid for interest and cash paid for taxes.
Cash Flows from Investing Activities
Our significant investing activities during the six months ended June 30, 2026 are highlighted below:
•We spent $133.2 million for acquisitions,
•We received $82.5 million from the sales of ATC Philippines and our controlling interest in KTBL,
•We spent $788.7 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$454.8
Ground lease purchases (2)	84.9
Capital improvements and corporate expenditures (3)	95.5
Redevelopment	131.4
Start-up capital projects	22.1
Total capital expenditures	$788.7
_______________
(1)Includes the construction of 754 communications sites globally and approximately $317.5 million of spend related to data center assets.
(2)Includes $16.7 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in our condensed consolidated statements of cash flows.
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

We expect that our 2026 total capital expenditures will be as follows (in millions):

Discretionary capital projects (1)	$1,050	to	$1,080
Ground lease purchases	200	to	220
Capital improvements and corporate expenditures	185	to	195
Redevelopment	335	to	365
Start-up capital projects	35	to	55
Total capital expenditures	$1,805	to	$1,915
_______________
(1)Includes the construction of approximately 1,700 to 2,300 communications sites globally and approximately $695 million of anticipated spend related to data center assets.
Cash Flows from Financing Activities
Our significant financing activities were as follows (in millions):

	Six Months Ended June 30,
	2026	2025
Proceeds from issuance of senior notes, net	$872.2	$1,560.0
Proceeds from credit facilities, net	1,400.0	1,547.2
Repayments of securitized debt	—	(525.0)
Repayments of senior notes	(2,070.7)	(2,706.2)
Contributions from noncontrolling interest holders	4.3	111.3
Distributions to noncontrolling interest holders	(94.0)	(111.9)
Distributions paid on common stock	(1,641.3)	(1,564.7)
Purchases of common stock	(202.9)	—
Repayments of Senior Notes
Repayment of 4.400% Senior Notes—On February 13, 2026, we repaid $500.0 million aggregate principal amount of the 4.400% Notes upon their maturity. The 4.400% Notes were repaid using borrowings under the 2021 Credit Facility and cash on hand. Upon completion of the repayment, none of the 4.400% Notes remained outstanding.
Repayment of 1.600% Senior Notes—On April 14, 2026, we repaid $700.0 million aggregate principal amount of the 1.600% Notes upon their maturity. The 1.600% Notes were repaid using borrowings under the 2021 Credit Facility and cash on hand. Upon completion of the repayment, none of the 1.600% Notes remained outstanding.
Repayment of 1.950% Senior Notes—On May 21, 2026, we repaid 500.0 million EUR aggregate principal amount of the 1.950% Notes upon their maturity. The 1.950% Notes were repaid using borrowings under the 2021 Multicurrency Credit Facility. Upon completion of the repayment, none of the 1.950% Notes remained outstanding.
Partial Redemption of 4.125% Senior Notes—On June 18, 2026, we redeemed 250.0 million EUR of the 4.125% Notes at a price equal to 100.969%, plus accrued and unpaid interest up to, but excluding June 18, 2026, for an aggregate redemption price of approximately 253.3 million EUR (approximately $290.2 million as of the repayment date), including 0.9 million EUR (approximately $1.0 million as of the repayment date) in accrued and unpaid interest. We recorded a loss on retirement of long-term obligations of approximately $3.2 million, which included prepayment consideration of $2.8 million and the associated unamortized discount and deferred financing costs. The redemption was funded with proceeds from the issuance of the 4.000% Notes. Upon completion of this partial redemption, 350.0 million EUR aggregate principal amount of the 4.125% Notes remained outstanding.
Offerings of Senior Notes
4.000% Senior Notes Offering—On May 27, 2026, we completed a registered public offering of 750.0 million EUR (approximately $872.0 million at the date of issuance) aggregate principal amount of 4.000% senior unsecured notes due 2033 (the “4.000% Notes”). The net proceeds from this offering were approximately 742.7 million EUR (approximately $863.5 million at the date of issuance), after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2021 Multicurrency Credit Facility and to partially redeem the 4.125% Notes (as discussed above).
The key terms of the 4.000% Notes are as follows:

Senior Notes	Aggregate Principal Amount (in millions)	Issue Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
4.000% Notes (3)	$872.0	May 27, 2026	September 1, 2033	4.000%	September 1, 2026	September 1	July 1, 2033
___________
(1)Interest on EUR denominated notes is payable in EUR annually in arrears and will be computed on the basis of the actual number of days in the period for which interest is being calculated and the actual number of days from and including the last date on which interest was paid on the notes, beginning on the issue date.
(2)We may redeem the 4.000% Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the 4.000% Notes plus a make-whole premium, together with accrued interest to the redemption date. If we redeem the 4.000% Notes on or after the par call date, we will not be required to pay a make-whole premium.
(3)The 4.000% Notes are denominated in EUR; dollar amounts represent the aggregate principal amount at the issuance date.
If we undergo a change of control and corresponding ratings decline, each as defined in the supplemental indenture for the 4.000% Notes, we may be required to repurchase all of the 4.000% Notes at a purchase price equal to 101% of the aggregate principal amount of the 4.000% Notes repurchased, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The 4.000% Notes rank equally in right of payment with all of our other senior unsecured debt obligations and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries.
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
Bank Facilities
Amendments to Bank Facilities—On May 7, 2026, we amended our (i) $6.0 billion senior unsecured multicurrency revolving credit facility, as amended and restated on December 8, 2021, as further amended, (the “2021 Multicurrency Credit Facility”), (ii) $4.0 billion senior unsecured revolving credit facility, as amended and restated on December 8, 2021, as further amended, (the “2021 Credit Facility”) and (iii) $1.0 billion unsecured term loan, as amended and restated on December 8, 2021, as further amended, (the “2021 Term Loan” collectively with the 2021 Multicurrency Credit Facility and the 2021 Credit Facility, the “Loans”).
These amendments, among other things,
i.extend the maturity dates of the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 Term Loan to May 1, 2029, May 1, 2031 and May 1, 2029, respectively;
ii.include limited conditionality provisions in the 2021 Multicurrency Credit Facility, permitting us to borrow up to $5.0 billion in connection with certain acquisitions subject to such limited conditionality provisions;
iii.increase the swingline sublimit under each of the 2021 Multicurrency Credit Facility and the 2021 Credit Facility from $50.0 million to $100.0 million;
iv.amend the covenant governing the incurrence of liens under each of the Loans to permit the incurrence of liens securing indebtedness in an aggregate amount not to exceed the 3.5x ratio of Senior Secured Debt to Adjusted EBITDA (each as defined in each of the Loans); and
v.amend the covenant governing the incurrence of indebtedness under each of the Loans to restrict the incurrence of indebtedness to our subsidiaries only.
2021 Multicurrency Credit Facility—During the six months ended June 30, 2026, we borrowed an aggregate of $2.3 billion, including 500.0 million EUR ($581.1 million as of the borrowing date) and repaid an aggregate of $1.6 billion, including 500.0 million EUR ($581.1 million as of the repayment date) of revolving indebtedness under the 2021 Multicurrency Credit Facility. We used the borrowings to repay outstanding indebtedness, including the 1.950%

Notes, and for general corporate purposes. We currently have $18.7 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Multicurrency Credit Facility in the ordinary course.
2021 Credit Facility—During the six months ended June 30, 2026, we borrowed an aggregate of $1.3 billion and repaid an aggregate of $0.6 billion of revolving indebtedness under the 2021 Credit Facility. We used the borrowings to repay outstanding indebtedness, including the 4.400% Notes and the 1.600% Notes, and for general corporate purposes. We currently have $20.7 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Credit Facility in the ordinary course.
As of June 30, 2026, the key terms under the Loans were as follows:

Bank Facility		Outstanding Principal Balance ($ in millions)	Maturity Date		SOFR or EURIBOR borrowing interest rate range (1)	Base rate borrowing interest rate range (1)	Current margin over SOFR or EURIBOR and the base rate, respectively
2021 Multicurrency Credit Facility	(2)	$1,085.0	May 1, 2029	(3)	0.625% - 1.125%	0.000% - 0.125%	0.875% and 0.000%
2021 Credit Facility	(2)	695.0	May 1, 2031	(3)	0.625% - 1.125%	0.000% - 0.125%	0.875% and 0.000%
2021 Term Loan	(2)	1,000.0	May 1, 2029		0.625% - 1.125%	0.000% - 0.125%	0.875% and 0.000%
___________
(1)Represents interest rate above: (a) Secured Overnight Financing Rate (“SOFR”) for SOFR based borrowings, (b) Euro Interbank Offer Rate (“EURIBOR”) for EURIBOR based borrowings and (c) the defined base rate for base rate borrowings, in each case based on our debt ratings.
(2)Currently borrowed at SOFR.
(3)Subject to two optional renewal periods.
We must pay a quarterly commitment fee on the undrawn portion of each of the 2021 Multicurrency Credit Facility and the 2021 Credit Facility. The commitment fee for the 2021 Multicurrency Credit Facility and the 2021 Credit Facility ranges from 0.060% to 0.150% per annum, based upon our debt ratings, and is currently 0.100%.
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
During the six months ended June 30, 2026, we repurchased 1,164,378 shares of our common stock for an aggregate of $202.9 million, including commissions and fees.
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
Summary of Stock-Based Compensation Plans—We maintain an equity incentive plan that provides for the grant of stock-based awards to its directors, officers and employees. Until May 20, 2026, the American Tower Corporation 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provided for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. The American Tower Corporation 2026 Equity Incentive Plan (the “2026 Plan”) was approved by our stockholders on May 20, 2026, replacing the 2007 Plan, and provides for the grant of equity and equity-based awards, including options (including nonqualified stock options and incentive stock options), restricted stock, restricted stock units and other equity-based awards and cash awards, to employees, directors, consultants and advisors of the Company and its majority-owned subsidiaries.

Sales of Equity Securities—We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan and upon exercise of stock options granted under the 2007 Plan. During the six months ended June 30, 2026, we received an aggregate of $21.0 million in proceeds upon exercises of stock options and sales pursuant to our employee stock purchase plan.
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
Distributions—As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of net operating losses (“NOLs”). We have distributed an aggregate of approximately $25.4 billion to our common stockholders, including the dividend paid in July 2026, primarily classified as ordinary income that may be treated as qualified REIT dividends under Section 199A of the Code.
During the six months ended June 30, 2026, we paid $3.49 per share, or $1.6 billion, to our common stockholders of record. In addition, we declared a distribution of $1.79 per share, or $834.1 million, paid on July 13, 2026 to our common stockholders of record at the close of business on June 12, 2026.
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
We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of June 30, 2026, the amount accrued for distributions payable related to unvested restricted stock units was $11.8 million. During the six months ended June 30, 2026, we paid $14.3 million of distributions upon the vesting of restricted stock units.
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
Restrictions Under Loan Agreements Relating to Our Credit Facilities—Each Bank Loan Agreement contains certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. These covenants are subject to a number of exceptions, including that the aggregate amount of indebtedness secured by such liens does not exceed 3.5x Adjusted EBITDA (as defined in each of the Loans).

The Bank Loan Agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage, as set forth in the table below. As of June 30, 2026, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended June 30, 2026 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~ 6.6	~ 1.1
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
Under the Securitization Loan Agreements, amounts due will be paid from the cash flows generated by the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”), the Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”), the Secured Tower Revenue Securities 2023-1, Subclass A (the “Series 2023-1A Securities”), the Secured Tower Revenue Securities, Series 2023-1, Subclass R (the “Series 2023-1R Securities” and, together with the Series 2023-1A Securities, the “2023 Securities”) issued in the Trust Securitization (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after paying all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of these assets are released to the AMT Asset Subs, which can then be distributed to us for use. As of June 30, 2026, $68.6 million held in such reserve accounts was classified as restricted cash.
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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During the Three Months Ended June 30, 2026	DSCR as of June 30, 2026	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
Trust Securitization	AMT Asset Subs	Secured Tower Revenue Securities, Series 2023-1, Subclass A, Secured Tower Revenue Securities, Series 2023-1, Subclass R, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (2)	(3)(4)	$245.7	6.45x	$464.0	$477.5
_____________
(1)Based on the net cash flow of the issuer or borrower as of June 30, 2026 and the expenses payable over the next 12 months on the Loan.
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

A failure to meet the noted DSCR tests could prevent the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, and to meet REIT distribution requirements. During an “amortization period,” all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to pay the principal of the Loan on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to the Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. Furthermore, if the AMT Asset Subs were to default on the Loan, the trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 5,018 broadcast and wireless communications towers and related assets that secure the Loan, in which case we could lose those sites and their associated revenue.
As discussed above, we use our available liquidity and seek new sources of liquidity to fund capital expenditures, future growth and expansion initiatives, satisfy our distribution requirements and repay or repurchase our debt or equity. If we determine that it is desirable or necessary to raise additional capital, we may be unable to do so, or such additional financing may be prohibitively expensive or restricted by the terms of our outstanding indebtedness. Additionally, as further discussed under the caption “Risk Factors” in Item 1A of the 2025 Form 10-K, market volatility and disruption caused by inflation, high interest rates and supply chain disruptions may impact our ability to raise additional capital through debt financing activities or our ability to repay or refinance maturing liabilities, or impact the terms of any new obligations. If we are unable to raise capital when our needs arise, we may not be able to fund capital expenditures, future growth and expansion initiatives, satisfy our REIT distribution requirements and debt service obligations, or refinance our existing indebtedness.
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
We have reviewed our policies and estimates to determine our critical accounting policies for the six months ended June 30, 2026. We have made no material changes to the critical accounting policies described in the 2025 Form 10-K.
Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of June 30, 2026 consisted of $1.1 billion under the 2021 Multicurrency Credit Facility, $695.0 million under the 2021 Credit Facility and $1.0 billion under the 2021 Term Loan and $3.2 million of debt entered into by our Data Centers business in connection with an acquisition of a multi-tenant data facility in Denver, Colorado, which is denominated in U.S. Dollars and is payable in monthly installments through March 31, 2028. A 10% increase in current interest rates would result in an additional $6.2 million of interest expense for the six months ended June 30, 2026.
Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency exchange rate fluctuations. For the six months ended June 30, 2026, 33% of our revenues and 42% of our total operating expenses were denominated in foreign currencies.
As of June 30, 2026, we have incurred intercompany debt that is not considered to be permanently reinvested and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $43.3 million of unrealized losses that would be included in Other income (expense) in our consolidated statements of operations for the six months ended June 30, 2026. As of June 30, 2026, we have 7.5 billion EUR (approximately $8.6 billion) denominated debt outstanding, of which approximately 4.7 billion EUR (approximately $5.4 billion) is designated as a non-derivative net investment hedge. An adverse change of 10% in the underlying exchange rates of our outstanding EUR debt not designated as a non-derivative net investment hedge would result in $0.4 billion of foreign currency losses that would be included in Other expense in our consolidated statements of operations for the six months ended June 30, 2026.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2026 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
AT&T Mexico Dispute
We are currently engaged in the Arbitration with AT&T Mexico. AT&T Mexico, which represented approximately $300 million of tenant revenue in 2025, is challenging the calculation of the monthly lease amount established under the MLA, as well as certain other provisions of the MLA, seeking rent abatement both retroactively and prospectively, and had been withholding tower rents since the start of 2025. We incurred approximately $30 million of reserves during the year ended December 31, 2025, and an additional approximately $20 million of reserves during the six months ended June 30, 2026, related to this customer. We expect to record future reserves until the Arbitration is settled. We believe we have meritorious defenses to the claims raised in this Arbitration, are vigorously defending the full enforceability of the MLA and remain confident in the terms and conditions of the MLA. The Arbitration is scheduled for a hearing in August 2026.
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
DISH Dispute
On September 24, 2025, DISH delivered a notice purporting to be excused from its contractual obligations under the SCA. On October 20, 2025, we filed a complaint in the U.S. District Court for the District of Colorado seeking a declaratory judgment that DISH had not been excused from its obligations under the SCA, that the SCA remained in full force and effect, and that DISH remained required to perform all of its obligations under the SCA. Thereafter, DISH failed to meet its payment obligations, and as of January 2026, has been in default under the SCA. We remain confident that DISH was not excused from its obligations under the SCA. We delivered notices of termination, effective June 2, 2026, to DISH of the SCA and related agreements with DISH.
On June 15, 2026, we amended the complaint to (i) add claims seeking damages for DISH’s breaches of the SCA and other agreements, and (ii) add DISH’s parent company, EchoStar Corporation, as a party for tortious interference with such agreements. On June 30, 2026, DISH filed petitions for relief under chapter 11 of the United States Bankruptcy Code. Consistent with applicable law, we continue to seek relief in connection with DISH’s failure to comply with its obligations under the SCA and other agreements described in the amended complaint. DISH represented approximately 2% and 4% of our total annual property revenue and total annual U.S. & Canada property revenue, respectively, for 2025.

ITEM 1A.	RISK FACTORS
There were no material changes to the risk factors disclosed in Item 1A of the 2025 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended June 30, 2026, we repurchased a total of 111,043 shares of our common stock for an aggregate of $19.2 million, including commissions and fees, pursuant to the Buyback Program. The table below sets forth details of our repurchases under the Buyback Program during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in millions)
April 1, 2026 - April 30, 2026	111,043	$172.94	111,043	$1,450.0
May 1, 2026 - May 31, 2026	—	$—	—	$1,450.0
June 1, 2026 - June 30, 2026	—	$—	—	$1,450.0
Total Second Quarter	111,043	$172.94	111,043	$1,450.0
_______________
(1)Repurchases made pursuant to the Buyback Program.
(2)Average price paid per share is a weighted average calculation using the aggregate price, excluding commissions and fees.
Through July 21, 2026, we have repurchased a total of 3,105,690 shares of our common stock under the Buyback Program for an aggregate of $550.0 million, including commissions and fees. We expect to continue to manage the pacing of the remaining $1.5 billion under the Buyback Program in response to general market conditions and other relevant factors. We expect to fund any further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under the Buyback Program are subject to our having available cash to fund repurchases.
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

ITEM 5.	OTHER INFORMATION
(c) Insider Trading Arrangements and Policies
None.

ITEM 6.	EXHIBITS

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.1

3.2	Certificate of Merger, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.2

3.3	Amended and Restated By-Laws of the Company, effective as of January 3, 2025	8-K	001-14195	January 7, 2025	3.1

4.1	Supplemental Indenture No. 2, dated as of May 27, 2026, by and among American Tower Corporation, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank Europe DAC, UK Branch, as paying agent	8-K	001-14195	May 27, 2026	4.1

10.1	American Tower Corporation 2026 Equity Incentive Plan	8-K	001-14195	May 21, 2026	10.1

10.2	Form of Notice of Grant of Restricted Stock Units and RSU Agreement (Employee / Time) (For grants made beginning June 1, 2026) Pursuant to the American Tower Corporation 2026 Equity Incentive Plan	8-K	001-14195	May 21, 2026	10.2

10.3	Form of Notice of Grant of Restricted Stock Units and RSU Agreement for Non-U.S. Participants (Employee / Time) (For grants made beginning June 1, 2026) Pursuant to the American Tower Corporation 2026 Equity Incentive Plan	8-K	001-14195	May 21, 2026	10.3

10.4	Form of Notice of Grant of Restricted Stock Units and RSU Agreement (Executive / Time) (For grants made beginning June 1, 2026) Pursuant to the American Tower Corporation 2026 Equity Incentive Plan	8-K	001-14195	May 21, 2026	10.4

10.5	Form of Notice of Grant of Restricted Stock Units and RSU Agreement (Non-Employee Director / Time) (For grants made beginning June 1, 2026) Pursuant to the American Tower Corporation 2026 Equity Incentive Plan	8-K	001-14195	May 21, 2026	10.5

10.6	Form of Notice of Grant of Performance-Based Restricted Stock Units and PSU Agreement (Executive / Performance) (For grants made beginning June 1, 2026) Pursuant to the American Tower Corporation 2026 Equity Incentive Plan	8-K	001-14195	May 21, 2026	10.6

10.7	Amendment No. 4 to the Third Amended and Restated Multicurrency Revolving Credit Agreement, dated as of May 7, 2026, among the Company and certain of its subsidiaries as borrowers, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of lenders under the Third Amended and Restated Multicurrency Revolving Credit Agreement, dated as of December 8, 2021, as further amended	Filed herewith as Exhibit 10.7	—	—	—

Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
10.8	Amendment No. 3 to the Fourth Amended and Restated Revolving Credit Agreement, dated as of May 7, 2026, among the Company and certain of its subsidiaries as borrowers, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of lenders under the Fourth Amended and Restated Revolving Credit Agreement, dated as of December 8, 2021, as further amended	Filed herewith as Exhibit 10.8	—	—	—

10.9	Amendment No. 3 to the Second Amended and Restated Term Loan Agreement, dated as of May 7, 2026, among the Company, as borrower, Mizuho Bank, Ltd., as administrative agent, and a majority of the lenders under the Second Amended and Restated Term Loan Agreement, dated as of December 8, 2021, as further amended	Filed herewith as Exhibit 10.9	—	—	—

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1	—	—	—

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2	—	—	—

32	Certifications filed pursuant to 18. U.S.C. Section 1350	Filed herewith as Exhibit 32	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document		—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition	Filed herewith as Exhibit 101

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	—

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: July 28, 2026	By:	/S/ RODNEY M. SMITH
Rodney M. Smith Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)