Form 10-Q
period 2026-09-30
AMERICAN TOWER CORP /MA/
filed 2026-10-27
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2026.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of October 20, 2026, there were 463,763,555 shares of common stock outstanding.

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,871.9	$1,474.8
Restricted cash	135.4	130.4
Accounts receivable, net	622.2	650.3
Prepaid and other current assets	520.8	486.3
Total current assets	3,150.3	2,741.8
PROPERTY AND EQUIPMENT, net	20,739.3	20,356.3
GOODWILL	12,128.4	12,255.5
OTHER INTANGIBLE ASSETS, net	13,712.6	14,530.7
DEFERRED TAX ASSET	167.0	151.4
DEFERRED RENT ASSET	3,743.7	3,851.3
RIGHT-OF-USE ASSET	8,360.2	8,426.5
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	978.8	876.9
TOTAL	$62,980.3	$63,190.4
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$209.9	$259.8
Accrued expenses	1,209.5	1,112.5
Distributions payable	839.0	818.6
Accrued interest	261.7	425.2
Current portion of operating lease liability	648.2	584.9
Current portion of long-term obligations	5,363.5	3,387.8
Unearned revenue	402.8	325.0
Total current liabilities	8,934.6	6,913.8
LONG-TERM OBLIGATIONS	32,215.2	33,832.5
OPERATING LEASE LIABILITY	7,067.3	7,158.7
ASSET RETIREMENT OBLIGATIONS	2,522.4	2,512.9
DEFERRED TAX LIABILITY	1,520.1	1,440.3
OTHER NON-CURRENT LIABILITIES	955.1	976.9
Total liabilities	53,214.7	52,835.1
COMMITMENTS AND CONTINGENCIES
EQUITY (shares in thousands):
Common stock: $0.01 par value; 1,000,000 shares authorized; 480,181 and 479,358 shares issued; and 464,172 and 466,318 shares outstanding, respectively	4.8	4.8
Additional paid-in capital	15,551.8	15,215.3
Distributions in excess of earnings	(5,100.0)	(5,086.0)
Accumulated other comprehensive loss	(4,756.2)	(4,815.8)
Treasury stock (16,009 and 13,040 shares at cost, respectively)	(2,183.8)	(1,665.8)
Total American Tower Corporation equity	3,516.6	3,652.5
Noncontrolling interests	6,249.0	6,702.8
Total equity	9,765.6	10,355.3
TOTAL	$62,980.3	$63,190.4
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES:
Property	$2,734.0	$2,616.3	$8,091.7	$7,631.9
Services	51.4	101.1	180.3	275.2
Total operating revenues	2,785.4	2,717.4	8,272.0	7,907.1
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property	724.9	657.0	2,097.6	1,897.2
Services	32.0	53.8	103.9	136.8
Depreciation, amortization and accretion	519.4	522.9	1,552.0	1,525.7
Selling, general, administrative and development expense	228.2	233.0	719.4	704.2
Other operating expense (income)	11.9	17.4	22.1	(41.9)
Total operating expenses	1,516.4	1,484.1	4,495.0	4,222.0
OPERATING INCOME	1,269.0	1,233.3	3,777.0	3,685.1
OTHER INCOME (EXPENSE):
Interest income	47.7	36.1	128.1	93.6
Interest expense	(366.1)	(347.1)	(1,067.9)	(1,015.0)
Loss on retirement of long-term obligations	—	—	(3.2)	—
Other (expense) income (including foreign currency gains (losses) of $27.0, $18.0, $137.2 and $(811.7), respectively)	(52.2)	27.7	91.8	(684.4)
Total other expense	(370.6)	(283.3)	(851.2)	(1,605.8)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	898.4	950.0	2,925.8	2,079.3
Income tax provision	(117.6)	(37.4)	(379.0)	(287.6)
NET INCOME	780.8	912.6	2,546.8	1,791.7
Net income attributable to noncontrolling interests	(15.0)	(59.3)	(54.0)	(82.9)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$765.8	$853.3	$2,492.8	$1,708.8
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$1.65	$1.82	$5.35	$3.65
Diluted net income attributable to American Tower Corporation common stockholders	$1.64	$1.82	$5.35	$3.64
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	465,323	468,287	465,817	468,036
DILUTED	465,758	469,039	466,327	468,856
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$780.8	$912.6	$2,546.8	$1,791.7
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense (benefit) of $0.1, $(0.3), $(0.1) and $0.3, respectively	(126.9)	121.9	(78.3)	1,593.3
Other comprehensive (loss) income	(126.9)	121.9	(78.3)	1,593.3
Comprehensive income	653.9	1,034.5	2,468.5	3,385.0
Comprehensive loss (income) attributable to noncontrolling interests	16.7	(39.2)	83.9	(539.3)
Comprehensive income attributable to American Tower Corporation stockholders	$670.6	$995.3	$2,552.4	$2,845.7
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,546.8	$1,791.7
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, amortization and accretion	1,552.0	1,525.7
Stock-based compensation expense	124.1	142.6
Loss on early retirement of long-term obligations	3.2	—
Other non-cash items reflected in statements of operations	92.5	796.3
Decrease (increase) in net deferred rent balances	24.0	(73.0)
Right-of-use asset and Operating lease liability, net	64.2	47.7
Changes in unearned revenue	59.2	81.9
Increase in assets	(100.7)	(237.7)
Decrease in liabilities	(85.1)	(38.7)
Cash provided by operating activities	4,280.2	4,036.5
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(1,167.8)	(1,101.2)
Payments for acquisitions, net of cash acquired	(263.1)	(420.2)
Proceeds from sale of short-term investments and other non-current assets	82.7	137.7
Deposits and other	(18.7)	(8.0)
Cash used for investing activities	(1,366.9)	(1,391.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facilities	4,546.1	5,307.3
Proceeds from issuance of senior notes, net	2,466.6	2,153.3
Proceeds from other borrowings	—	1.2
Repayments of notes payable, credit facilities, senior notes, secured debt and finance leases	(6,355.5)	(7,800.4)
Distributions to noncontrolling interest holders	(128.5)	(140.7)
Contributions from noncontrolling interest holders	5.1	148.1
Purchases of common stock	(503.0)	—
Proceeds from stock options and employee stock purchase plan	21.0	34.6
Distributions paid on common stock	(2,475.6)	(2,361.0)
Payment for early retirement of long-term obligations	(2.8)	—
Deferred financing costs and other financing activities	(107.2)	(107.1)
Cash used for financing activities	(2,533.8)	(2,764.7)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	22.6	112.5
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	402.1	(7.4)
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	1,605.2	2,108.2
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$2,007.3	$2,100.8
CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $11.4 AND $24.8, RESPECTIVELY)	$227.5	$171.8
CASH PAID FOR INTEREST	$1,220.5	$1,105.2
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment under finance leases and perpetual easements	$20.2	$19.5
Increase (decrease) in accounts payable and accrued expenses for purchases of property and equipment and construction activities	$14.0	$(1.7)
Seller financed acquisition	$—	$5.0
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Three Months Ended September 30, 2026 and 2025	Issued Shares	Amount	Shares	Amount
BALANCE, JULY 1, 2025	479,228	$4.8	(11,004)	$(1,301.2)	$15,133.3	$(4,959.7)	$(5,164.4)	$6,766.1	$10,478.9
Stock-based compensation related activity	67	0.0	—	—	44.8	—	—	—	44.8
Foreign currency translation adjustment, net of tax	—	—	—	—	—	142.0	—	(20.1)	121.9
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	36.8	36.8
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(28.9)	(28.9)
Common stock distributions declared	—	—	—	—	—	—	(800.2)	—	(800.2)
Net income	—	—	—	—	—	—	853.3	59.3	912.6
BALANCE, SEPTEMBER 30, 2025	479,295	$4.8	(11,004)	$(1,301.2)	$15,178.1	$(4,817.7)	$(5,111.3)	$6,813.2	$10,765.9

BALANCE, JULY 1, 2026	480,163	$4.8	(14,204)	$(1,868.7)	$15,276.9	$(4,661.0)	$(5,032.3)	$6,532.8	$10,252.5
Stock-based compensation related activity	18	0.0	—	—	30.0	—	—	—	30.0
Treasury stock activity	—	—	(1,805)	(315.1)	—	—	—	—	(315.1)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(95.2)	—	(31.7)	(126.9)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	0.8	0.8
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(23.0)	(23.0)
CoreSite preferred equity conversion	—	—	—	—	244.9	—	—	(244.9)	—
Common stock distributions declared	—	—	—	—	—	—	(833.5)	—	(833.5)
Net income	—	—	—	—	—	—	765.8	15.0	780.8
BALANCE, SEPTEMBER 30, 2026	480,181	$4.8	(16,009)	$(2,183.8)	$15,551.8	$(4,756.2)	$(5,100.0)	$6,249.0	$9,765.6

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Nine Months Ended September 30, 2026 and 2025	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2025	478,388	$4.8	(11,004)	$(1,301.2)	$15,057.3	$(5,954.6)	$(4,424.1)	$6,266.5	$9,648.7
Stock-based compensation related activity	861	0.0	—	—	112.7	—	—	—	112.7
Issuance of common stock - stock purchase plan	46	0.0	—	—	8.1	—	—	—	8.1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,136.9	—	456.4	1,593.3
Contributions from noncontrolling interest	—	—	—	—	—	—	—	148.1	148.1
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(140.7)	(140.7)
Common stock distributions declared	—	—	—	—	—	—	(2,396.0)	—	(2,396.0)
Net income	—	—	—	—	—	—	1,708.8	82.9	1,791.7
BALANCE, SEPTEMBER 30, 2025	479,295	$4.8	(11,004)	$(1,301.2)	$15,178.1	$(4,817.7)	$(5,111.3)	$6,813.2	$10,765.9

BALANCE, JANUARY 1, 2026	479,358	$4.8	(13,040)	$(1,665.8)	$15,215.3	$(4,815.8)	$(5,086.0)	$6,702.8	$10,355.3
Stock-based compensation related activity	767	0.0	—	—	83.2	—	—	—	83.2
Issuance of common stock - stock purchase plan	56	0.0	—	—	8.4	—	—	—	8.4
Treasury stock activity	—	—	(2,969)	(518.0)	—	—	—	—	(518.0)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	59.6	—	(137.9)	(78.3)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	5.1	5.1
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(116.9)	(116.9)
Impact of sale of Bangladesh partnership on noncontrolling interests	—	—	—	—	—	—	—	(13.2)	(13.2)
CoreSite preferred equity conversion	—	—	—	—	244.9	—	—	(244.9)	—
Common stock distributions declared	—	—	—	—	—	—	(2,506.8)	—	(2,506.8)
Net income	—	—	—	—	—	—	2,492.8	54.0	2,546.8
BALANCE, SEPTEMBER 30, 2026	480,181	$4.8	(16,009)	$(2,183.8)	$15,551.8	$(4,756.2)	$(5,100.0)	$6,249.0	$9,765.6
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated and condensed consolidated financial statements have been prepared by American Tower Corporation (together with its subsidiaries, “ATC” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included. The consolidated and condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the entire year.
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
As of September 30, 2026, the Company holds (i) a 52% controlling interest in subsidiaries whose holdings consist of the Company’s operations in France, Germany and Spain (such subsidiaries collectively, “ATC Europe”) (Allianz and La Caisse (each as defined in note 11) hold the noncontrolling interests) and (ii) a controlling common equity interest of approximately 64% in the Company’s U.S. data center business (Stonepeak (as defined and further discussed in note 11) holds approximately 36% of the outstanding common equity). As of September 30, 2026, ATC Europe holds an 87% and an 83% controlling interest in subsidiaries that consist of the Company’s operations in Germany and Spain, respectively (PGGM holds the noncontrolling interests). See note 11 for a discussion of changes to the Company’s noncontrolling interests during the nine months ended September 30, 2026 and 2025.
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
Significant Accounting Policies—The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements included in the 2025 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2026, other than those noted below.
Cash and Cash Equivalents and Restricted Cash—The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statements of cash flows is as follows:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Nine Months Ended September 30,
	2026	2025
Cash and cash equivalents	$1,871.9	$1,950.7
Restricted cash	135.4	150.1
Total cash, cash equivalents and restricted cash	$2,007.3	$2,100.8
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
Non-lease property revenue—Non-lease property revenue consists primarily of revenue generated from DAS networks, fiber and other property related revenue. DAS networks and fiber arrangements generally require that the Company provide the tenant the right to use available capacity on the applicable communications infrastructure. Performance obligations are satisfied over time for the duration of the arrangements. Non-lease property revenue also includes revenue generated from interconnection offerings in the Company’s data center facilities. Interconnection offerings are generally contracted on a month-to-month basis and are cancellable by the Company or the data center customer at any time. Performance obligations are satisfied over time for the duration of the arrangements. Other property related revenue streams, which include site inspections, are not material on either an individual or consolidated basis. There were no material changes in the receivables, contract assets and contract liabilities from contracts with customers for the three and nine months ended September 30, 2026.
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
A summary of revenue disaggregated by source and geography is as follows:

Three Months Ended September 30, 2026	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$73.8	$3.1	$3.8	$28.2	$42.2	$151.1
Services revenue	51.4	—	—	—	—	51.4
Total non-lease revenue	$125.2	$3.1	$3.8	$28.2	$42.2	$202.5
Property lease revenue	1,201.4	424.8	254.1	431.8	270.8	2,582.9
Total revenue	$1,326.6	$427.9	$257.9	$460.0	$313.0	$2,785.4

Three Months Ended September 30, 2025	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$73.1	$3.9	$0.9	$28.7	$38.7	$145.3
Services revenue	101.1	—	—	—	—	101.1
Total non-lease revenue	$174.2	$3.9	$0.9	$28.7	$38.7	$246.4
Property lease revenue	1,245.7	366.9	242.7	387.8	227.9	2,471.0
Total revenue	$1,419.9	$370.8	$243.6	$416.5	$266.6	$2,717.4

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Nine Months Ended September 30, 2026	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$218.2	$9.4	$10.8	$85.4	$125.6	$449.4
Services revenue	180.3	—	—	—	—	180.3
Total non-lease revenue	$398.5	$9.4	$10.8	$85.4	$125.6	$629.7
Property lease revenue	3,593.0	1,212.4	767.2	1,296.3	773.4	7,642.3
Total revenue	$3,991.5	$1,221.8	$778.0	$1,381.7	$899.0	$8,272.0

Nine Months Ended September 30, 2025	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers	Total
Non-lease property revenue	$220.3	$19.3	$7.1	$82.8	$111.4	$440.9
Services revenue	275.2	—	—	—	—	275.2
Total non-lease revenue	$495.5	$19.3	$7.1	$82.8	$111.4	$716.1
Property lease revenue	3,703.9	1,021.4	682.2	1,122.3	661.2	7,191.0
Total revenue	$4,199.4	$1,040.7	$689.3	$1,205.1	$772.6	$7,907.1
Property revenue for the three months ended September 30, 2026 and 2025 includes straight-line revenue of $(24.0) million and $27.7 million, respectively. Property revenue for the nine months ended September 30, 2026 and 2025 includes straight-line revenue of $(24.0) million and $73.0 million, respectively.
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
2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	As of
	September 30, 2026	December 31, 2025
Prepaid assets	$105.5	$80.7
Prepaid income tax	70.1	66.7
Unbilled receivables	202.3	194.8
Value added tax and other consumption tax receivables	37.9	44.5
Other miscellaneous current assets	105.0	99.6
Prepaid and other current assets	$520.8	$486.3

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
During the nine months ended September 30, 2026, the Company made no changes to the methods described in note 4 to its consolidated financial statements included in the 2025 Form 10-K. As of September 30, 2026, the Company does not have any material related party leases as either a lessor or a lessee. To the extent there are any intercompany leases, these are eliminated in consolidation.
Lessor— Historically, the Company has been able to successfully renew its applicable leases as needed to ensure continuation of its revenue. Accordingly, the Company assumes that it will have access to the communications infrastructure or ground space underlying its sites when calculating future minimum rental receipts through the end of the respective terms. Future minimum rental receipts expected under non-cancellable operating lease agreements as of September 30, 2026 were as follows:

Fiscal Year	Amount (1) (2)
Remainder of 2026	$2,255.7
2027	8,869.3
2028	7,482.7
2029	6,993.4
2030	5,618.6
Thereafter	17,514.3
Total	$48,734.0
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
(2)Balances represent contractual amounts owed with no adjustments made for expected collectibility. As of September 30, 2026, balances exclude contractual amounts owed from one of the Company’s U.S. customers, DISH Wireless L.L.C., a subsidiary of DISH Network Corporation (“DISH”).
If incentives are present in the Company’s leases, they are evaluated to determine proper treatment and, to the extent present, are recorded in Other current assets and Other non-current assets in the consolidated balance sheets and amortized on a straight line basis over the corresponding lease term as a non-cash reduction to revenue. As of September 30, 2026, the remaining weighted average amortization period of the Company’s lease incentives was 8 years. As of September 30, 2026, Other current assets and Other non-current assets include $50.2 million and $326.7 million, respectively, for lease incentives.
Lessee—The Company assesses its right-of-use asset and other lease-related assets for impairment, as described in note 1 to the Company’s consolidated financial statements included in the 2025 Form 10-K. There were no material impairments recorded related to these assets during the three and nine months ended September 30, 2026 and 2025. The Company leases certain land, buildings, equipment and office space under operating leases and land and improvements, towers, equipment and vehicles under finance leases. As of September 30, 2026, operating lease assets were included in Right-of-use asset and finance lease assets were included in Property and equipment, net in the consolidated balance sheet. During the nine months ended September 30, 2026, there were no material changes in the terms and provisions of the Company’s operating leases in which the Company is a lessee. There were no material changes in finance lease assets and liabilities during the nine months ended September 30, 2026.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Information about other lease-related balances is as follows:

	As of
	September 30, 2026	December 31, 2025
Operating leases:
Right-of-use asset	$8,360.2	$8,426.5

Current portion of lease liability	$648.2	$584.9
Lease liability	7,067.3	7,158.7
Total operating lease liability	$7,715.5	$7,743.6
The weighted-average remaining lease terms and incremental borrowing rates are as follows:

	As of
	September 30, 2026	December 31, 2025
Operating leases:
Weighted-average remaining lease term (years)	13.6	13.4
Weighted-average incremental borrowing rate	6.8%	6.6%
The following table sets forth the components of lease cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$297.1	$285.6	$882.4	$841.9
Variable lease costs not included in lease liability (1)	96.2	95.3	276.5	262.4
______________
(1)Primarily includes property tax paid on behalf of the landlord.
Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(891.0)	$(840.3)

Non-cash items:
New operating leases (1)	$112.4	$138.5
Operating lease modifications and reassessments	$291.5	$324.8
______________
(1)Amount includes new operating leases and leases acquired in connection with acquisitions.

As of September 30, 2026, the Company does not have material operating or financing leases that have not yet commenced.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Maturities of operating lease liabilities as of September 30, 2026 were as follows:

Fiscal Year	Operating Lease (1)
Remainder of 2026	$288.7
2027	1,045.7
2028	1,007.2
2029	971.3
2030	925.1
Thereafter	7,540.5
Total lease payments	11,778.5
Less amounts representing interest	(4,063.0)
Total lease liability	7,715.5
Less current portion of lease liability	648.2
Non-current lease liability	$7,067.3
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
4.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying value of goodwill for each of the Company’s business segments were as follows:

	Property					Services	Total
	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers
Balance as of January 1, 2026	$4,636.8	$521.9	$3,247.3	$927.5	$2,920.0	$2.0	$12,255.5
Effect of foreign currency translation	(1.7)	(20.1)	(114.8)	9.5	—	—	(127.1)
Balance as of September 30, 2026	$4,635.1	$501.8	$3,132.5	$937.0	$2,920.0	$2.0	$12,128.4
The Company’s other intangible assets subject to amortization consisted of the following:

		As of September 30, 2026			As of December 31, 2025
	Estimated Useful Lives (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired network location intangibles (1)	Up to 30	$5,470.3	$(2,882.7)	$2,587.6	$5,511.3	$(2,798.4)	$2,712.9
Acquired tenant-related intangibles	Up to 30	18,455.5	(8,024.0)	10,431.5	18,636.8	(7,609.3)	11,027.5
Acquired licenses and other intangibles	2-30	1,301.9	(608.4)	693.5	1,332.8	(542.5)	790.3
Total other intangible assets		$25,227.7	$(11,515.1)	$13,712.6	$25,480.9	$(10,950.2)	$14,530.7
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The Company amortizes its acquired intangible assets on a straight-line basis over their estimated useful lives. As of September 30, 2026, the remaining weighted average amortization period of the Company’s intangible assets was 19 years. Amortization of intangible assets for the three and nine months ended September 30, 2026 was $215.2 million and $647.5 million, respectively. Amortization of intangible assets for the three and nine months ended September 30, 2025 was $226.2 million and $659.2 million, respectively. Based on current exchange rates, the Company expects to record amortization expense as follows over the remainder of the current year and the five subsequent years:

Fiscal Year	Amount
Remainder of 2026	$212.3
2027	827.7
2028	818.3
2029	801.4
2030	789.5
2031	784.6

5.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of
	September 30, 2026	December 31, 2025
Accrued construction costs	$206.4	$195.6
Accrued income tax payable	45.9	26.5
Accrued pass-through costs	93.2	65.6
Amounts payable for acquisitions (1)	118.4	128.0
Amounts payable to tenants	81.3	70.9
Accrued property and real estate taxes	161.5	157.0
Accrued rent	49.6	52.0
Payroll and related withholdings	120.7	137.6
Other accrued expenses	332.5	279.3
Total accrued expenses	$1,209.5	$1,112.5
_______________
(1)As of September 30, 2026 and December 31, 2025 includes $107.0 million and $106.9 million of deferred payments, respectively, including post-closing adjustments, associated with the Company’s 2021 acquisition of the European and Latin American tower divisions from Telxius Telecom, S.A. due in 2026.
6.    LONG-TERM OBLIGATIONS
Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums and debt issuance costs, consisted of the following:

	As of
	September 30, 2026	December 31, 2025	Maturity Date
2021 Multicurrency Credit Facility (1)	$1,015.0	$380.0	May 1, 2029
2021 Term Loan (1)	998.1	998.1	May 1, 2029
2021 Credit Facility (1)	230.0	—	May 1, 2031
4.400% senior notes (2)	—	499.9	N/A
1.600% senior notes (3)	—	699.7	N/A
1.950% senior notes (4)	—	586.9	N/A
1.450% senior notes (5)	—	598.9	N/A
3.375% senior notes (6) (7)	999.9	998.5	October 15, 2026
3.125% senior notes (7)	399.9	399.6	January 15, 2027
2.750% senior notes (7)	749.7	749.0	January 15, 2027
0.450% senior notes (7) (8)	849.4	879.7	January 15, 2027
0.400% senior notes (7) (8)	566.1	585.8	February 15, 2027
3.650% senior notes (7)	649.2	648.0	March 15, 2027

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

4.125% senior notes (7) (8) (9)	396.1	703.1	May 16, 2027
3.55% senior notes (7)	749.3	748.7	July 15, 2027
3.600% senior notes	698.7	697.9	January 15, 2028
0.500% senior notes (8)	848.1	878.3	January 15, 2028
1.500% senior notes	649.0	648.5	January 31, 2028
5.500% senior notes	697.6	696.5	March 15, 2028
5.250% senior notes	647.4	646.4	July 15, 2028
5.800% senior notes	746.9	745.9	November 15, 2028
5.200% senior notes	646.2	645.1	February 15, 2029
3.950% senior notes	596.9	596.0	March 15, 2029
0.875% senior notes (8)	847.7	878.2	May 21, 2029
3.800% senior notes	1,643.9	1,642.4	August 15, 2029
2.900% senior notes	746.7	746.0	January 15, 2030
5.000% senior notes	595.4	594.4	January 31, 2030
4.900% senior notes	848.3	848.0	March 15, 2030
3.900% senior notes (8)	563.2	583.3	May 16, 2030
2.100% senior notes	745.9	745.2	June 15, 2030
0.950% senior notes (8)	562.9	583.1	October 5, 2030
1.875% senior notes	795.9	795.2	October 15, 2030
2.700% senior notes	696.8	696.3	April 15, 2031
4.625% senior notes (8)	562.0	582.2	May 16, 2031
2.300% senior notes	695.2	694.5	September 15, 2031
5.300% senior notes	494.7	—	September 15, 2031
1.000% senior notes (8)	732.4	758.8	January 15, 2032
4.050% senior notes	645.0	644.4	March 15, 2032
3.625% senior notes (8)	563.6	583.9	May 30, 2032
4.700% senior notes	841.2	840.4	December 15, 2032
5.650% senior notes	793.0	792.3	March 15, 2033
1.250% senior notes (8)	562.2	582.4	May 21, 2033
5.550% senior notes	842.9	842.2	July 15, 2033
4.000% senior notes (8)	841.6	—	September 1, 2033
5.560% senior notes	494.9	—	September 15, 2033
5.900% senior notes	743.4	742.9	November 15, 2033
5.450% senior notes	642.1	641.5	February 15, 2034
4.100% senior notes (8)	560.5	580.8	May 16, 2034
5.400% senior notes	593.1	592.5	January 31, 2035
5.350% senior notes	731.0	731.4	March 15, 2035
5.750% senior notes	592.0	—	September 15, 2036
3.700% senior notes	592.9	592.8	October 15, 2049
3.100% senior notes	1,039.4	1,039.1	June 15, 2050
2.950% senior notes	1,025.0	1,024.5	January 15, 2051
Total American Tower Corporation debt	35,768.3	35,409.2

Series 2018-1A securities (10)	498.9	498.3	March 15, 2028
Series 2023-1A securities (11)	1,294.5	1,291.7	March 15, 2028
Other subsidiary debt (12)	2.8	5.2	Various
Total American Tower subsidiary debt	1,796.2	1,795.2
Finance lease obligations	14.2	15.9
Total	37,578.7	37,220.3
Less current portion of long-term obligations	(5,363.5)	(3,387.8)
Long-term obligations	$32,215.2	$33,832.5
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
(4)Repaid in full on May 21, 2026 using borrowings under the 2021 Multicurrency Credit Facility.
(5)Repaid in full on September 14, 2026 using proceeds from the issuance of the 5.300% Notes, the 5.560% Notes and the 5.750% Notes (each as defined below).
(6)Repaid in full on October 14, 2026 using borrowings under the 2021 Credit Facility and cash on hand.
(7)Included in Current portion of long-term obligations.
(8)Notes are denominated in Euro (“EUR”).
(9)Partially redeemed on June 18, 2026 using proceeds from the issuance of the 4.000% Notes (as defined below).
(10)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.
(11)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2053.
(12)As of September 30, 2026 includes debt entered into by the Company’s Data Centers business in connection with an acquisition of a multi-tenant data facility in Denver, Colorado, which is denominated in U.S. Dollars and is payable in monthly installments through March 31, 2028. As of December 31, 2025 also included borrowings under an unsecured term loan in Bangladesh, which was denominated in Bangladeshi Taka (the “Bangladesh Term Loan”). The Bangladesh Term Loan was assumed by the buyer in the sale of the Company’s noncontrolling interest in KTBL.
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
Repayment of 1.450% Senior Notes—On September 14, 2026, the Company repaid $600.0 million aggregate principal amount of the Company’s 1.450% senior unsecured notes due 2026 (the “1.450% Notes”) upon their maturity. The 1.450% Notes were repaid using proceeds from the issuance of the 5.300% Notes, the 5.560% Notes and the 5.750% Notes. Upon completion of the repayment, none of the 1.450% Notes remained outstanding.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
5.300% Senior Notes, 5.560% Senior Notes and 5.750% Senior Notes Offering—On September 14, 2026, the Company completed a registered public offering of $500.0 million aggregate principal amount of 5.300% senior unsecured notes due 2031 (the “5.300% Notes”), $500.0 million aggregate principal amount of 5.560% senior unsecured notes due 2033 (the “5.560% Notes”) and $600.0 million aggregate principal amount of 5.750% senior unsecured notes due 2036 (the “5.750% Notes” and, collectively with the 4.000% Notes, the 5.300% Notes and the 5.560% Notes, the “Notes”). The net proceeds from this offering were approximately $1.6 billion, after deducting commissions and estimated expenses. The Company used the net proceeds to repay the 1.450% Notes, to repay existing indebtedness under the 2021 Multicurrency Credit Facility and for general corporate purposes.
The key terms of the Notes are as follows:

Senior Notes	Aggregate Principal Amount (in millions)	Issue Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
4.000% Notes (3)	$872.0	May 27, 2026	September 1, 2033	4.000%	September 1, 2026	September 1	July 1, 2033
5.300% Notes	$500.0	September 14, 2026	September 15, 2031	5.300%	March 15, 2027	March 15 and September 15	August 15, 2031
5.560% Notes	$500.0	September 14, 2026	September 15, 2033	5.560%	March 15, 2027	March 15 and September 15	July 15, 2033
5.750% Notes	$600.0	September 14, 2026	September 15, 2036	5.750%	March 15, 2027	March 15 and September 15	June 15, 2036
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
2021 Multicurrency Credit Facility—During the nine months ended September 30, 2026, the Company borrowed an aggregate of $3.2 billion, including 500.0 million EUR ($581.1 million as of the borrowing date) and repaid an aggregate of $2.6 billion, including 500.0 million EUR ($581.1 million as of the repayment date) of revolving indebtedness under the 2021 Multicurrency Credit Facility. The Company used the borrowings to repay outstanding indebtedness, including the 1.950% Notes, and for general corporate purposes.
2021 Credit Facility—During the nine months ended September 30, 2026, the Company borrowed an aggregate of $1.3 billion and repaid an aggregate of $1.1 billion of revolving indebtedness under the 2021 Credit Facility. The Company used the borrowings to repay outstanding indebtedness, including the 4.400% Notes and the 1.600% Notes, and for general corporate purposes.
As of September 30, 2026, the key terms under the Loans were as follows:

	Outstanding Principal Balance (in millions)	Undrawn letters of credit (in millions)	Maturity Date		Current margin over SOFR or EURIBOR (1)	Current commitment fee (2)
2021 Multicurrency Credit Facility	$1,015.0	18.7	May 1, 2029	(3)	0.875%	0.100%
2021 Credit Facility	230.0	20.7	May 1, 2031	(3)	0.875%	0.100%
2021 Term Loan	1,000.0	N/A	May 1, 2029		0.875%	N/A
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
Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows:

	September 30, 2026			December 31, 2025
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investments in equity securities (1)	$12.4	$129.4	—	$15.3	$161.6	—
_______________
(1)Investments in equity securities are recorded in Notes receivable and other non-current assets in the consolidated balance sheets at fair value. Unrealized holding gains and losses for equity securities are recorded in Other (expense) income in the consolidated statements of operations in

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
the current period. During the three and nine months ended September 30, 2026, the Company recognized unrealized losses of $71.5 million and $35.1 million, respectively, for equity securities held as of September 30, 2026. During the three and nine months ended September 30, 2025, the Company recognized unrealized gains of $10.9 million and $129.2 million, respectively, for equity securities held as of September 30, 2025.

Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. The significant unobservable inputs used to determine the fair value of long-lived assets during the three and nine months ended September 30, 2026 or 2025 are consistent with those described in note 10 to the consolidated financial statements included in the 2025 Form 10-K.
There were no other items measured at fair value on a nonrecurring basis during the nine months ended September 30, 2026 or 2025.
Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at September 30, 2026 and December 31, 2025 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of September 30, 2026 and December 31, 2025, the carrying value of long-term obligations, including the current portion, was $37.6 billion and $37.2 billion, respectively. As of September 30, 2026, the fair value of long-term obligations, including the current portion, was $35.3 billion, of which $31.2 billion was measured using Level 1 inputs and $4.1 billion was measured using Level 2 inputs. As of December 31, 2025, the fair value of long-term obligations, including the current portion, was $36.1 billion, of which $32.9 billion was measured using Level 1 inputs and $3.2 billion was measured using Level 2 inputs.
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
The following table presents the contractual amounts of the Company's outstanding instruments:

		As of
	Designation	September 30, 2026	December 31, 2025
Foreign currency-denominated debt (1)	Net Investment Hedge	$5,325.2	$5,461.6
_______________
(1)During the three and nine months ended September 30, 2026 and 2025, the Company recorded $43.2 million, $25.1 million, $194.2 million and $(179.5) million, respectively, of unrealized foreign currency gains (losses) related to the EUR denominated debt that was designated as a net investment hedge as a foreign currency translation adjustment in Accumulated other comprehensive loss. As of September 30, 2026, includes 4.7 billion EUR ($5.3 billion) of outstanding EUR denominated debt designated as hedges of a portion of the Company’s net investment in foreign operations. This debt matures in fiscal years 2027 through 2034.
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
The increases in the income tax provision during the three and nine months ended September 30, 2026 were primarily attributable to increases in earnings in certain foreign jurisdictions in the current year periods and a benefit from the application of a tax law change in Germany in the prior-year periods. These increases were partially offset by (i) unrealized losses from equity securities in the United States during the three and nine months ended September 30, 2026

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
and (ii) taxes related to the sale of the Company’s fiber assets in South Africa and additions to reserves for uncertain tax positions, each during the prior-year periods.
As of September 30, 2026 and December 31, 2025, the total unrecognized tax benefits that would impact the ETR, if recognized, were approximately $135.4 million and $128.6 million, respectively. The amount of unrecognized tax benefits during the three and nine months ended September 30, 2026 includes (i) additions to the Company’s existing tax positions of $4.9 million and $11.3 million, respectively (ii) reductions and additions due to foreign currency exchange rate fluctuations of $(1.4) million and $1.6 million, respectively, (iii) reductions of existing tax positions of $0.4 million and $2.5 million, respectively, (iv) reductions due to the expiration of statutes of limitations of $1.3 million and $1.6 million, respectively, and (v) reductions due to settlements of $0.6 million and $2.0 million, respectively.
The Company recorded the following penalties and income tax-related interest expense during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Penalties and income tax-related interest expense	$7.5	$11.5	$21.3	$22.8
As of September 30, 2026 and December 31, 2025, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheets were $108.0 million and $86.8 million, respectively.
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
Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably. Awards granted prior to March 10, 2023 generally vest over four years for time-based restricted stock units (“RSUs”) and stock options. In December 2022, the Company’s Compensation and Human Capital Committee (the “Compensation Committee”) changed the terms of its awards to generally vest over three years. The change in vesting terms is applicable for new awards granted beginning on March 10, 2023 and does not change the vesting terms applicable to grants awarded prior to March 10, 2023. Performance-based restricted stock units (“PSUs”) generally vest over three years. Stock options generally expire ten years from the date of grant. As of September 30, 2026, the Company had the ability to grant stock-based awards with respect to an aggregate of 13.9 million shares of common stock under the 2026 Plan. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
During the three and nine months ended September 30, 2026 and 2025, the Company recorded the following stock-based compensation expense in selling, general, administrative and development expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation expense (1)	$31.5	$41.9	$124.1	$142.6
_______________
(1)For the nine months ended September 30, 2025, includes the reversal of $7.1 million of previously recognized stock-based compensation expense associated with awards forfeited in connection with the departure of the Company’s former Executive Vice President and President, APAC due to such role being eliminated.

Stock Options—As of September 30, 2026, there was no unrecognized compensation expense related to unvested stock options.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The Company’s option activity for the nine months ended September 30, 2026 was as follows (shares disclosed in full amounts):

Number of Options
Outstanding as of January 1, 2026	133,623
Exercised	(133,623)
Forfeited	—
Expired	—
Outstanding as of September 30, 2026	—
Restricted Stock Units—As of September 30, 2026, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan and the 2026 Plan was $120.8 million and is expected to be recognized over a weighted average period of approximately two years. Vesting of RSUs is subject generally to the employee’s continued employment or death, disability or qualified retirement (each as defined in the applicable RSU award agreement). RSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.
Performance-Based Restricted Stock Units—During the nine months ended September 30, 2026, the Compensation Committee granted an aggregate of 100,692 PSUs (the “2026 PSUs”) to its executive officers and established the performance and market metrics for these awards. During the years ended December 31, 2025 and 2024, the Compensation Committee granted an aggregate of 86,911 PSUs (the “2025 PSUs”) and 87,550 PSUs (the “2024 PSUs”), respectively, to its executive officers and established the performance metrics for these awards. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to each of the 2026 PSUs, the 2025 PSUs and the 2024 PSUs and will be used to calculate the number of shares that will be issuable when each award vests, which may range from zero to 200% of the target amounts. At the end of each three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established goals. PSUs will be paid out in common stock at the end of each performance period, subject generally to the executive’s continued employment or death, disability or qualified retirement (each as defined in the applicable PSU award agreement). PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the nine months ended September 30, 2026 was as follows (shares disclosed in full amounts):

	RSUs	PSUs
Outstanding as of January 1, 2026 (1)	1,283,669	333,401
Granted (2)	669,558	100,692
Vested and Released (3)	(754,130)	(169,098)
Forfeited	(35,667)	—
Outstanding as of September 30, 2026	1,163,430	264,995
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

During the three and nine months ended September 30, 2026, the Company recorded $7.0 million and $18.1 million in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at September 30, 2026 was $2.9 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted average period over which the cost will be recognized is approximately one year.
10.    EQUITY
Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to the ESPP and upon exercise of stock options granted under the 2007 Plan. During the nine months ended September 30, 2026, the Company received an aggregate of $21.0 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
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
During the nine months ended September 30, 2026, the Company repurchased 2,969,052 shares of its common stock for an aggregate of $518.0 million, including commissions and fees, under the Buyback Program. As of September 30, 2026, the Company has repurchased a total of 4,910,364 shares of its common stock under the Buyback Program for an aggregate of $865.0 million, including commissions and fees.
The Company expects to fund any further repurchases of its common stock through a combination of cash on hand, cash generated by operations and borrowings under its credit facilities. Repurchases under the Buyback Program are subject to, among other things, the Company having available cash to fund the repurchases.
Distributions—During the nine months ended September 30, 2026, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
September 17, 2026	October 20, 2026	September 30, 2026	$1.79	$831.0
May 21, 2026	July 13, 2026	June 12, 2026	$1.79	$834.1
March 5, 2026	April 28, 2026	April 14, 2026	$1.79	$833.9
December 4, 2025	February 2, 2026	December 29, 2025	$1.70	$792.9
_______________
(1)Does not include amounts accrued for distributions payable related to unvested restricted stock units.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
During the nine months ended September 30, 2025, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

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
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of September 30, 2026, the amount accrued for distributions payable related to unvested restricted stock units was $13.9 million. During the nine months ended September 30, 2026 and 2025, the Company paid $14.7 million and $12.1 million of distributions upon the vesting of restricted stock units, respectively. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.
11.    NONCONTROLLING INTERESTS
European Interests—As of September 30, 2026, ATC Europe consists of the Company’s operations in France, Germany and Spain. The Company currently holds a 52% controlling interest in ATC Europe, with Caisse de dépôt et placement du Québec (“La Caisse”) and Allianz insurance companies and funds managed by Allianz Capital Partners GmbH, including the Allianz European Infrastructure Fund (collectively, “Allianz”) holding 30% and 18% noncontrolling interests, respectively. ATC Europe holds a 100% interest in the subsidiaries that consist of the Company’s operations in France and an 87% and an 83% controlling interest in the subsidiaries that consist of the Company’s operations in Germany and Spain, respectively, with PGGM holding a 13% and a 17% noncontrolling interest in each respective subsidiary.
Bangladesh Partnership—In 2021, the Company acquired a 51% controlling interest in KTBL. Confidence Tower Holdings Ltd. (“Confidence Group”) held a 49% noncontrolling interest in KTBL. On June 29, 2026, the Company completed the sale of its interest in KTBL to Confidence Group.
Stonepeak Transaction—In 2022, the Company entered into agreements pursuant to which certain investment vehicles affiliated with Stonepeak Partners LP (such investment vehicles, collectively, “Stonepeak”) acquired a noncontrolling ownership interest in the Company’s U.S. data center business, through an investment in common equity and mandatorily convertible preferred equity. The mandatorily convertible preferred equity, which accrued dividends at 5.0% through the August 2026 conversion date, converted into common equity on a one for one basis, on August 8, 2026 (the “CoreSite Preferred Equity Conversion”). The CoreSite Preferred Equity Conversion resulted in a reallocation of noncontrolling interest of $244.9 million with a corresponding adjustment to Additional paid-in capital.
As of September 30, 2026, the Company holds a common equity interest of approximately 64% in its U.S. data center business, with Stonepeak holding approximately 36% of the outstanding common equity.
Dividends to noncontrolling interests—Certain of the Company’s subsidiaries may, from time to time, declare dividends. During the nine months ended September 30, 2026, the Company’s U.S. data center business declared distributions of $27.6 million related to the outstanding Stonepeak mandatorily convertible preferred equity (the “Stonepeak Preferred Distributions”).
Pursuant to the terms of the ownership agreement with Stonepeak, the Company’s U.S. data center business distributes common dividends to the Company and to Stonepeak in proportion to their respective equity interests in the Company’s U.S. data center business (the “Stonepeak Common Dividend”) on a quarterly basis. During the nine months ended September 30, 2026, the Company’s U.S. data center business declared and paid distributions of $54.5 million, related to the Stonepeak Common Dividend.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
During the nine months ended September 30, 2026, pursuant to the terms of the ownership agreements, ATC Europe C.V., one of the Company’s subsidiaries in the Netherlands, declared and paid a dividend of 41.4 million EUR (approximately $47.1 million at the date of payment) to the Company, La Caisse and Allianz in proportion to their respective equity interests in ATC Europe C.V.
During the nine months ended September 30, 2026, pursuant to the terms of the ownership agreements, AT Iberia C.V., one of the Company’s subsidiaries in Spain, declared and paid a dividend of 67.6 million EUR (approximately $77.0 million at the date of payment) to ATC Europe and PGGM in proportion to their respective equity interests in AT Iberia C.V.
The changes in noncontrolling interests were as follows:

	Nine Months Ended September 30,
	2026	2025
Balance as of January 1,	$6,702.8	$6,266.5
Impact of sale of Bangladesh partnership on noncontrolling interests	(13.2)	—
CoreSite preferred equity conversion	(244.9)	—
Net income attributable to noncontrolling interests	54.0	82.9
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	(137.9)	456.4
Contributions from noncontrolling interest holders	5.1	148.1
Distributions to noncontrolling interest holders	(116.9)	(140.7)
Balance as of September 30,	$6,249.0	$6,813.2
12.    EARNINGS PER COMMON SHARE
The following table sets forth basic and diluted net income per common share computational data (shares in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to American Tower Corporation common stockholders	$765.8	$853.3	$2,492.8	$1,708.8
Basic weighted average common shares outstanding	465,323	468,287	465,817	468,036
Dilutive securities	435	752	510	820
Diluted weighted average common shares outstanding	465,758	469,039	466,327	468,856
Basic net income attributable to American Tower Corporation common stockholders per common share	$1.65	$1.82	$5.35	$3.65
Diluted net income attributable to American Tower Corporation common stockholders	$1.64	$1.82	$5.35	$3.64
Shares Excluded From Dilutive Effect—The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock units	6	—	3	1
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
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 1,400 towers, which commenced between December 2000 and August 2004. Substantially all of the towers are part of the securitization transactions completed in March 2018 and March 2023 (together, the “Trust Securitization”). The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of September 30, 2026, the Company has purchased an aggregate of approximately 1,000 of the subleased towers which are subject to the applicable agreement, including 238 towers purchased during the nine months ended September 30, 2026 for an aggregate purchase price of $204.0 million. The aggregate purchase option price for the remaining towers leased and subleased is $1.1 billion and includes per annum accretion through the applicable expiration of the lease or sublease of a site. For the applicable sites, AT&T has the right to continue to lease space subject to a monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. AT&T shall have the right to renew each lease for up to five successive five-year terms.
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
As of September 30, 2026, the Company’s property operations consisted of the following:
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
Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2026 and 2025 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property					Total Property	Services	Other	Total
Three Months Ended September 30, 2026	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers
Segment revenues	$1,275.2	$427.9	$257.9	$460.0	$313.0	$2,734.0	$51.4		$2,785.4
Segment operating expenses	224.7	151.7	95.8	133.3	119.4	724.9	32.0		756.9
Segment gross margin	1,050.5	276.2	162.1	326.7	193.6	2,009.1	19.4		2,028.5
Segment selling, general, administrative and development expense (1)	40.7	20.4	15.6	24.6	28.5	129.8	6.2		136.0
Segment operating profit	$1,009.8	$255.8	$146.5	$302.1	$165.1	$1,879.3	$13.2		$1,892.5
Stock-based compensation expense								$31.5	31.5
Other selling, general, administrative and development expense								60.7	60.7
Depreciation, amortization and accretion								519.4	519.4
Other expense (2)								382.5	382.5
Income from continuing operations before income taxes									$898.4
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $31.5 million.
(2)Primarily includes interest expense and an unrealized loss from equity securities of $71.5 million, partially offset by gains from foreign currency exchange rate fluctuations.

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
_______________
(1)    Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $41.9 million.
(2)    Primarily includes interest expense, partially offset by gains from foreign currency exchange rate fluctuations and an unrealized gain from equity     securities of $10.9 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property					Total Property	Services	Other	Total
Nine Months Ended September 30, 2026	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers
Segment revenues	$3,811.2	$1,221.8	$778.0	$1,381.7	$899.0	$8,091.7	$180.3		$8,272.0
Segment operating expenses	651.4	418.6	284.4	397.9	345.3	2,097.6	103.9		2,201.5
Segment gross margin	3,159.8	803.2	493.6	983.8	553.7	5,994.1	76.4		6,070.5
Segment selling, general, administrative and development expense (1)	120.9	61.3	48.8	78.4	79.7	389.1	17.2		406.3
Segment operating profit	$3,038.9	$741.9	$444.8	$905.4	$474.0	$5,605.0	$59.2		$5,664.2
Stock-based compensation expense								$124.1	124.1
Other selling, general, administrative and development expense								189.0	189.0
Depreciation, amortization and accretion								1,552.0	1,552.0
Other expense (2)								873.3	873.3
Income from continuing operations before income taxes									$2,925.8
Total assets	$26,272.2	$4,376.9	$12,536.7	$8,721.9	$10,809.2	$62,716.9	$52.8	$210.6	$62,980.3
Capital expenditures	$243.7	$114.2	$218.3	$111.0	$496.0	$1,183.2	$—	$12.0	$1,195.2
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $124.1 million.
(2)Primarily includes interest expense and an unrealized loss from equity securities of $35.1 million, partially offset by gains from foreign currency exchange rate fluctuations and a net gain on the sales of the Company’s APAC operations of $20.4 million.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
15.    SUBSEQUENT EVENTS
Repayment of 3.375% Senior Notes—On October 14, 2026, the Company repaid $1.0 billion aggregate principal amount of the Company’s 3.375% senior unsecured notes due 2026 (the “3.375% Notes”) upon their maturity. The 3.375% Notes were repaid using borrowings under the 2021 Credit Facility and cash on hand. Upon completion of the repayment, none of the 3.375% Notes remained outstanding.
Pending ATC Canada Sale— The Company, through its subsidiary, American Towers LLC, entered into an agreement with DIF Infra 8 Canada Holdco 1 ULC dba Aurora Towers (“Aurora”) pursuant to which Aurora will acquire a 100% ownership interest in the Company’s operations in Canada (“ATC Canada”) for aggregate consideration of approximately 288 million CAD (approximately $202 million). ATC Canada’s operating results are included within the U.S. & Canada property segment. The Company expects the transaction to close in the fourth quarter of 2026, subject to customary closing conditions.

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
Overview
We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure and property interests that we lease primarily to communications service providers and third-party tower operators, and, as discussed further below, we hold a portfolio of highly interconnected data center facilities and related assets in the United States. Our customers include our tenants, licensees and other payers. We refer to the business encompassing the above as our property operations, which accounted for 98% and 98% of our total revenues for the three and nine months ended September 30, 2026, respectively, and includes our U.S. & Canada property, Africa & Asia-Pacific (“APAC”) property, Europe property and Latin America property segments and Data Centers segment.
We also offer tower-related services in the United States, including site application, zoning and permitting, structural and mount analyses, and construction management, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of September 30, 2026:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S. & Canada:
Canada (2)	226	—	—
United States	26,939	14,602	426
U.S. & Canada total	27,165	14,602	426
Africa & APAC: (3)
Burkina Faso	733	—	—
Ghana	3,430	—	37
Kenya	4,578	—	11
Niger	973	—	—
Nigeria	9,815	—	—
South Africa	2,480	—	—
Uganda	4,584	—	47
Africa & APAC total	26,593	—	95
Europe:
France	4,366	303	9
Germany	15,783	—	—
Spain	12,526	—	1
Europe total	32,675	303	10
Latin America:
Argentina	491	—	11
Brazil	20,655	195	117
Chile	3,672	—	107
Colombia	4,801	—	6
Costa Rica	711	—	2
Mexico	8,645	185	72
Paraguay	1,449	—	—
Peru	3,930	450	1
Latin America total	44,354	830	316
Total	130,787	15,735	847
_______________
(1)Approximately 98% of the operated towers are held pursuant to long-term finance leases, including those subject to purchase options.
(2)We expect to complete the sale of our operations in Canada during the fourth quarter of 2026.
(3)During the three months ended June 30, 2026, we completed the sales of our subsidiary in the Philippines (“ATC Philippines”) and our controlling interest in Kirtonkhola Tower Bangladesh Limited (“KTBL” and, together with ATC Philippines, the “APAC operations” and the sites therein, the “APAC sites”).

As of September 30, 2026, our property portfolio included 30 operating data center facilities across 11 markets in the United States that collectively comprise approximately 3.9 million net rentable square feet (“NRSF”) of data center space, as follows:

	Number of Data Centers	Total NRSF (1)
		(in thousands)
San Francisco Bay, CA	9	1,107
Los Angeles, CA	3	734
Northern Virginia, VA	3	627
New York, NY	3	417
Chicago, IL	2	328
Denver, CO	2	143
Boston, MA	1	143
Miami, FL	2	130
Orlando, FL	1	104
Atlanta, GA	2	95
Washington, D.C.	2	47
Total	30	3,875
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
In most of our markets, our tenant leases for our communications sites with wireless carriers generally have initial non-cancellable terms of five to ten years with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the nine months ended September 30, 2026 was recurring revenue that we should continue to receive in future periods. Most of our tenant leases for our communications sites have provisions that periodically increase or “escalate” the rent due under the lease, typically based on (a) an annual fixed escalation (averaging approximately 3% in the United States), (b) an inflationary index in most of our international markets, or (c) a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs (pass-through revenue), such as ground rent or power and fuel costs.
Based upon existing customer leases and foreign currency exchange rates as of September 30, 2026, we expect to generate nearly $49 billion of non-cancellable customer lease revenue over future periods, before the impact of straight-line lease accounting.
The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee. Revenue lost from either tenant lease cancellations or the non-renewal of leases or rent renegotiations, which we refer to as churn, has historically not had a material adverse effect on the revenues generated by our consolidated property operations. During the nine months ended September 30, 2026, churn was approximately 5% of our tenant billings, primarily driven by churn due to one of our U.S. customers, DISH Wireless L.L.C., a subsidiary of DISH Network Corporation (“DISH”) in our U.S. & Canada property segment, as discussed below. Beginning on January 1, 2026, 100% of DISH revenue has been reflected in churn.

AT&T Mexico Dispute. We are currently engaged in a legal dispute (the “Arbitration”) with one of our customers in Mexico, AT&T Comunicaciones Digitales, S. de R.L. de C.V. and related entities (collectively, “AT&T Mexico”). AT&T Mexico, which represented approximately $300 million of tenant revenue in 2025, is challenging the calculation of the monthly lease amount established under our Master Lease Agreement with AT&T Mexico (the “MLA”), as well as certain other provisions of the MLA, seeking rent abatement both retroactively and prospectively, and had been withholding tower rents since the start of 2025. We incurred approximately $30 million of reserves during the year ended December 31, 2025, and approximately $30 million of additional reserves during the nine months ended September 30, 2026, related to this customer. We expect to record future reserves until the Arbitration is settled. We believe we have meritorious defenses to the claims raised in this Arbitration, are vigorously defending the full enforceability of the MLA and remain confident in the terms and conditions of the MLA. The Arbitration hearing began in August 2026 and we expect a final ruling in 2027.
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
On June 15, 2026, we amended the complaint to (i) add claims seeking damages for DISH’s breaches of the SCA and other agreements, and (ii) add DISH’s parent company, EchoStar Corporation, as a party for tortious interference with such agreements. On June 30, 2026, DISH filed petitions for relief under chapter 11 of the United States Bankruptcy Code. Consistent with applicable law, we continue to seek relief in connection with DISH’s failure to comply with its obligations under the SCA and other agreements described in the amended complaint. DISH represented approximately 2% and 4% of our total annual property revenue and total annual U.S. & Canada property revenue, respectively, for 2025. DISH is reflected in churn for the nine months ended September 30, 2026. During the nine months ended September 30, 2026, we recorded impairment charges related to DISH of $17.5 million.
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

Results of Operations
Three and Nine Months Ended September 30, 2026 and 2025
(in millions, except percentages)
Revenue

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2026	2025		2026	2025
Property
U.S. & Canada	$1,275.2	$1,318.8	(3)%	$3,811.2	$3,924.2	(3)%
Africa & APAC	427.9	370.8	15	1,221.8	1,040.7	17
Europe	257.9	243.6	6	778.0	689.3	13
Latin America	460.0	416.5	10	1,381.7	1,205.1	15
Data Centers	313.0	266.6	17	899.0	772.6	16
Total property	2,734.0	2,616.3	4	8,091.7	7,631.9	6
Services	51.4	101.1	(49)	180.3	275.2	(34)
Total revenues	$2,785.4	$2,717.4	3%	$8,272.0	$7,907.1	5%
Three Months Ended September 30, 2026
U.S. & Canada property segment revenue decrease of $43.6 million was attributable to:
• A decrease of $44.1 million in other revenue, primarily due to a decrease of $47.1 million due to straight-line accounting;
• Partially offset by tenant billings growth of $0.5 million, which was driven by:
• $25.4 million due to leasing additional space on our sites (“colocations”) and amendments; and
• $0.4 million generated from sites acquired or constructed since the beginning of the prior-year period (“newly acquired or constructed sites”);
• Partially offset by decreases of:
• $24.8 million resulting from churn in excess of contractual escalations, primarily related to DISH; and
• $0.5 million from other tenant billings.
Segment revenue decrease was not meaningfully impacted by foreign currency translation related to fluctuations in Canadian Dollar (“CAD”).
Africa & APAC property segment revenue growth of $57.1 million was attributable to:
• An increase of $36.9 million in pass-through revenue, primarily due to an increase in fuel costs; and
• Tenant billings growth of $29.9 million, which was driven by:
• $19.1 million due to colocations and amendments;
• $8.9 million generated from newly acquired or constructed sites;
• $1.7 million resulting from contractual escalations, net of churn; and
• $0.2 million from other tenant billings;
• Partially offset by a decrease of $21.4 million in other revenue, primarily due to an increase in revenue reserves as a result of tenant settlements in the prior-year period, and a decrease due to straight-line accounting.
Segment revenue growth included an increase of $11.7 million attributable to the impact of foreign currency translation, which included, among others, positive impacts of $14.0 million related to fluctuations in Nigerian Naira (“NGN”) and $3.9 million related to fluctuations in South African Rand (“ZAR”), partially offset by negative impacts of $3.4 million related to fluctuations in Ugandan Shilling (“UGX”) and $2.1 million related to fluctuations in Ghanaian Cedi (“GHS”) .
Europe property segment revenue growth of $14.3 million was attributable to:
• Tenant billings growth of $9.9 million, which was driven by:
• $5.3 million due to colocations and amendments;
• $3.0 million generated from newly acquired or constructed sites; and
• $2.5 million resulting from contractual escalations, net of churn;
• Partially offset by a decrease of $0.9 million from other tenant billings;
• An increase of $4.5 million in pass-through revenue; and

• An increase of $3.9 million in other revenue.

Segment revenue growth was partially offset by a decrease of $4.0 million attributable to the negative impact of foreign currency translation related to fluctuations in Euro (“EUR”).
Latin America property segment revenue growth of $43.5 million was attributable to:
• An increase of $32.8 million attributable to the impact of foreign currency translation, which included, among others, positive impacts of $11.5 million related to fluctuations in Brazilian Real (“BRL”), $10.3 million related to fluctuations in Mexican Peso (“MXN”) and $8.0 million related to fluctuations in Colombian Peso (“COP”);
• An increase of $13.0 million in other revenue, primarily due to a decrease in revenue reserves; and
• An increase of $4.1 million in pass-through revenue;
• Partially offset by a decrease in tenant billings of $6.4 million, which was driven by:
• $13.0 million from churn in excess of contractual escalations, primarily related to customer cancellations in Brazil;
• Partially offset by an increase of $6.6 million due to colocations and amendments.
Data Centers segment revenue growth of $46.4 million was attributable to:
•An increase of $29.4 million in rental, related and other revenue, primarily due to new lease commencements, customer expansions and rent increases upon customer renewals;
•An increase of $10.4 million in power revenue from new lease commencements, increased power consumption and pricing increases from existing customers;
•An increase of $3.5 million in straight-line revenue; and
•An increase of $3.1 million in interconnection revenue, primarily due to customer interconnection net additions and pricing increases from existing cross connects.
Services segment revenue decrease of $49.7 million was primarily attributable to decreases in site application, zoning and permitting services, structural and mount analyses services and construction management services.
Nine Months Ended September 30, 2026
U.S. & Canada property segment revenue decrease of $113.0 million was attributable to:
• A decrease of $131.3 million in other revenue, primarily due to a decrease of $126.0 million due to straight-line accounting;
• Partially offset by tenant billings growth of $18.3 million, which was driven by:
• $93.1 million due to colocations and amendments; and
• $1.7 million generated from newly acquired or constructed sites;
• Partially offset by decreases of:
• $74.6 million resulting from churn in excess of contractual escalations, primarily related to DISH; and
• $1.9 million from other tenant billings.
Segment revenue decrease was not meaningfully impacted by foreign currency translation related to fluctuations in CAD.
Africa & APAC property segment revenue growth of $181.1 million was attributable to:
• Tenant billings growth of $96.7 million, which was driven by:
• $53.8 million due to colocations and amendments;
• $26.1 million generated from newly acquired or constructed sites;
• $15.0 million resulting from contractual escalations, net of churn; and
• $1.8 million from other tenant billings; and
• An increase of $47.9 million in pass-through revenue, primarily due to an increase in fuel costs;
• Partially offset by a decrease of $30.8 million in other revenue, primarily due to an increase in revenue reserves as a result of tenant settlements in the prior-year period, and a decrease due to straight-line accounting, partially offset by tenant settlements in South Africa.
Segment revenue growth included an increase of $67.3 million attributable to the impact of foreign currency translation, which included, among others, positive impacts of $35.8 million related to fluctuations in NGN, $18.9 million related to fluctuations in GHS and $14.5 million related to fluctuations in ZAR, partially offset by a negative impact of $3.8 million related to fluctuations in UGX.
Europe property segment revenue growth of $88.7 million was attributable to:

• Tenant billings growth of $28.0 million, which was driven by:
• $14.1 million due to colocations and amendments;
• $9.1 million generated from newly acquired or constructed sites; and
• $7.5 million resulting from contractual escalations, net of churn;
• Partially offset by a decrease of $2.7 million from other tenant billings;
• An increase of $20.8 million in other revenue, primarily due to the impact of incremental capital contributions, which are amortized over the term of the lease; and
• An increase of $9.5 million in pass-through revenue.
Segment revenue growth included an increase of $30.4 million attributable to the positive impact of foreign currency translation related to fluctuations in EUR.
Latin America property segment revenue growth of $176.6 million was attributable to:
• An increase of $127.7 million attributable to the impact of foreign currency translation, which included, among others, positive impacts of $54.3 million related to fluctuations in BRL, $43.9 million related to fluctuations in MXN and $16.7 million related to fluctuations in COP;
• An increase of $59.1 million in other revenue, primarily due to an increase of $25.7 million from straight-line accounting resulting largely from tenant settlements in Brazil and a decrease in revenue reserves; and
• An increase of $9.0 million in pass-through revenue;
• Partially offset by a decrease in tenant billings of $19.2 million, which was driven by:
• $37.0 million from churn in excess of contractual escalations, primarily related to customer cancellations in Brazil; and
• $1.3 million from other tenant billings;
• Partially offset by an increase of $19.1 million due to colocations and amendments.
Data Centers segment revenue growth of $126.4 million was attributable to:
•An increase of $75.4 million in rental, related and other revenue, primarily due to new lease commencements, customer expansions and rent increases upon customer renewals;
•An increase of $28.9 million in power revenue from new lease commencements, increased power consumption and pricing increases from existing customers;
•An increase of $11.1 million in straight-line revenue; and
•An increase of $11.0 million in interconnection revenue, primarily due to customer interconnection net additions and pricing increases from existing cross connects.

Services segment revenue decrease of $94.9 million was primarily attributable to decreases in site application, zoning and permitting services, structural and mount analyses services, and construction management services.
Gross Margin

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2026	2025		2026	2025
Property
U.S. & Canada	$1,050.5	$1,101.4	(5)%	$3,159.8	$3,282.3	(4)%
Africa & APAC	276.2	256.7	8	803.2	722.8	11
Europe	162.1	154.3	5	493.6	437.4	13
Latin America	326.7	284.2	15	983.8	825.7	19
Data Centers	193.6	162.7	19	553.7	466.5	19
Total property	2,009.1	1,959.3	3	5,994.1	5,734.7	5
Services	19.4	47.3	(59)%	76.4	138.4	(45)%
Three Months Ended September 30, 2026
•The decrease in U.S. & Canada property segment gross margin was primarily attributable to the decrease in revenue described above and an increase in direct expenses of $7.2 million, primarily due to an increase in land rent costs and property taxes, partially offset by a decrease in repair and maintenance spending. Direct expenses were also negatively impacted by $0.1 million from the impact of foreign currency translation.

•The increase in Africa & APAC property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $31.6 million, primarily due to an increase in costs associated with pass-through revenue, including fuel and utility costs. Direct expenses were also negatively impacted by $6.0 million from the impact of foreign currency translation.
•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $8.0 million, primarily due to an increase in land rent costs. Direct expenses also benefited by $1.5 million from the impact of foreign currency translation.
•The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above and a decrease in direct expenses of $8.6 million, primarily due to a decrease in land rent costs. Direct expenses were also negatively impacted by $9.6 million from the impact of foreign currency translation.
•The increase in Data Centers segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $15.5 million, primarily due to an increase in costs associated with power revenue, including utility costs, and an increase in property taxes.
•The decrease in Services segment gross margin was primarily attributable to the decrease in revenue described above, partially offset by a decrease in direct expenses of $21.8 million.
Nine Months Ended September 30, 2026
•The decrease in U.S. & Canada property segment gross margin was primarily attributable to the decrease in revenue described above and an increase in direct expenses of $9.4 million, primarily due to an increase in repair and maintenance spending and an increase in property taxes. Direct expenses were also negatively impacted by $0.1 million from the impact of foreign currency translation.
•The increase in Africa & APAC property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $72.1 million, primarily due to an increase in costs associated with pass-through revenue, including fuel and utility costs. Direct expenses were also negatively impacted by $28.6 million from the impact of foreign currency translation.
•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $21.7 million, primarily due to an increase in land rent costs and an increase in costs associated with pass-through revenue, including energy costs. Direct expenses were also negatively impacted by $10.8 million from the impact of foreign currency translation.
•The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above and a decrease in direct expenses of $17.1 million, primarily due to a decrease in land rent costs. Direct expenses were also negatively impacted by $35.6 million from the impact of foreign currency translation.
•The increase in Data Centers segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $39.2 million, primarily due to an increase in costs associated with power revenue, including utility costs, and an increase in property taxes.
•The decrease in Services segment gross margin was primarily attributable to the decrease in revenue described above, partially offset by a decrease in direct expenses of $32.9 million.

Selling, General, Administrative and Development Expense (“SG&A”)

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2026	2025		2026	2025
Property
U.S. & Canada	$40.7	$41.2	(1)%	$120.9	$121.8	(1)%
Africa & APAC	20.4	18.5	10	61.3	57.5	7
Europe	15.6	16.8	(7)	48.8	47.2	3
Latin America	24.6	28.7	(14)	78.4	76.8	2
Data Centers	28.5	22.7	26	79.7	64.7	23
Total property	129.8	127.9	1	389.1	368.0	6
Services	6.2	6.2	0	17.2	19.1	(10)
Other	92.2	98.9	(7)	313.1	317.1	(1)
Total selling, general, administrative and development expense	$228.2	$233.0	(2)%	$719.4	$704.2	2%
Three Months Ended September 30, 2026
•The decrease in our U.S. & Canada property segment SG&A was primarily driven by decreased personnel and related costs and lower canceled construction costs.
•The increase in our Africa & APAC property segment SG&A was primarily driven by increased personnel and related costs to support our business, higher canceled construction costs and the negative impact of foreign currency translation, partially offset by decreased professional services costs.
•The decrease in our Europe property segment SG&A was primarily driven by decreased personnel and related costs, lower canceled construction costs and a benefit from the impact of foreign currency translation.
•The decrease in our Latin America property segment SG&A was primarily driven by a decrease in bad debt expense and decreased professional services costs, partially offset by the negative impact of foreign currency translation.
•The increase in our Data Centers segment SG&A was primarily driven by increased personnel and related costs to support our business and increased professional services costs.
•Our Services segment SG&A did not have a meaningful change as compared to the prior-year period.
•The decrease in other SG&A was primarily attributable to a decrease in stock-based compensation expense of $10.4 million, partially offset by an increase in corporate SG&A.
Nine Months Ended September 30, 2026
•The decrease in our U.S. & Canada property segment SG&A was primarily driven by decreased personnel and related costs and a decrease in bad debt expense, partially offset by increased professional services costs and higher canceled construction costs.
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
•The increase in our Latin America property segment SG&A was primarily driven by higher canceled construction costs and the negative impact of foreign currency translation, partially offset by a decrease in bad debt expense of $6.7 million, decreased personnel and related costs and decreased professional services costs.

•The increase in our Data Centers segment SG&A was primarily driven by increased personnel and related costs to support our business and increased legal and professional services costs.
•The decrease in our Services segment SG&A was primarily driven by a decrease in bad debt expense, decreased personnel and related costs and decreased professional services costs.
•The decrease in other SG&A was primarily attributable to a decrease in stock-based compensation expense of $18.5 million, partially offset by an increase in corporate SG&A, including an increase in personnel and related costs to support our business.
Operating Profit

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2026	2025		2026	2025
Property
U.S. & Canada	$1,009.8	$1,060.2	(5)%	$3,038.9	$3,160.5	(4)%
Africa & APAC	255.8	238.2	7	741.9	665.3	12
Europe	146.5	137.5	7	444.8	390.2	14
Latin America	302.1	255.5	18	905.4	748.9	21
Data Centers	165.1	140.0	18	474.0	401.8	18
Total property	1,879.3	1,831.4	3	5,605.0	5,366.7	4
Services	13.2	41.1	(68)%	59.2	119.3	(50)%
•The decreases in operating profit for the three and nine months ended September 30, 2026 for our U.S. & Canada property segment were primarily attributable to decreases in our segment gross margin, partially offset by decreases in our segment SG&A.
•The increases in operating profit for the three and nine months ended September 30, 2026 for our Africa & APAC property segment and our Data Centers segment were primarily attributable to increases in our segment gross margin, partially offset by increases in our segment SG&A.
•The increases in operating profit for the three months ended September 30, 2026 for our Europe property segment and our Latin America property segment were primarily attributable to increases in our segment gross margin and decreases in our segment SG&A. The increases in operating profit for the nine months ended September 30, 2026 for our Europe property segment and our Latin America property segment were primarily attributable to increases in our segment gross margin, partially offset by increases in our segment SG&A.
•The decrease in operating profit for the three months ended September 30, 2026 for our Services segment was primarily attributable to a decrease in our segment gross margin. The decrease in operating profit for the nine months ended September 30, 2026 for our Services segment was primarily attributable to a decrease in our segment gross margin, partially offset by a decrease in our segment SG&A.
Depreciation, Amortization and Accretion

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2026	2025		2026	2025
Depreciation, amortization and accretion	$519.4	$522.9	(1)%	$1,552.0	$1,525.7	2%
The decrease in depreciation, amortization and accretion expense for the three months ended September 30, 2026 was primarily attributable to decreases in property and equipment and intangible assets subject to amortization as a result of accelerated amortization, impairments taken and disposals since the beginning of the prior-year period, partially offset by foreign currency exchange rate fluctuations.
The increase in depreciation, amortization and accretion expense for the nine months ended September 30, 2026 was primarily attributable to foreign currency exchange rate fluctuations.

Other Operating Expense (Income)

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2026	2025		2026	2025
Other operating expense (income)	$11.9	$17.4	(32)%	$22.1	$(41.9)	(153)%
The decrease in other operating expense (income) during the three months ended September 30, 2026 was primarily attributable to registration fees included in the prior-year period related to our acquisition of Eaton Towers Holdings Limited in 2019 and a decrease in losses on sales or disposals of assets, partially offset by an increase in integration and acquisition related costs, including benefits related to pre-acquisition contingencies and settlements.
The change in other operating expense (income) during the nine months ended September 30, 2026 was primarily attributable to a decrease in gains on sales or disposals of assets and an increase in impairment charges, primarily related to DISH in the United States. Operating expense (income) during the nine months ended September 30, 2026 and 2025 includes a net gain on the sales of our APAC operations of $20.4 million and a gain on the sale of our fiber assets in South Africa (“South Africa Fiber”) of $53.6 million, respectively.
Total Other Expense

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2026	2025		2026	2025
Total other expense	$370.6	$283.3	31%	$851.2	$1,605.8	(47)%
Total other expense consists primarily of interest expense and realized and unrealized foreign currency gains or losses as a result of foreign currency exchange rate fluctuations primarily associated with our EUR denominated senior unsecured notes, our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.
The increase in total other expense during the three months ended September 30, 2026 was primarily due to unrealized losses from equity securities in the United States of $71.5 million as compared to gains of $10.9 million during the prior-year period.
The decrease in total other expense during the nine months ended September 30, 2026 was primarily due to foreign currency gains of $137.2 million in the current period, as compared to foreign currency losses of $811.7 million in the prior-year period. Total other expense during the nine months ended September 30, 2026 and 2025 also includes unrealized (losses) gains from equity securities in the United States of $(35.1) million and $129.2 million, respectively.
Income Tax Provision

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2026	2025		2026	2025
Income tax provision	$117.6	$37.4	214%	$379.0	$287.6	32%
Effective tax rate	13.1%	3.9%		13.0%	13.8%
As a real estate investment trust for U.S. federal income tax purposes (“REIT”), we may deduct earnings distributed to stockholders against the income generated by our REIT operations. Consequently, the effective tax rate on income from continuing operations for the three and nine months ended September 30, 2026 and 2025 differs from the federal statutory rate.
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
The increases in the income tax provision during the three and nine months ended September 30, 2026 were primarily attributable to increases in earnings in certain foreign jurisdictions in the current year periods and a benefit from the application of a tax law change in Germany in the prior-year periods. These increases were partially offset by (i) unrealized losses from equity securities in the United States during the three and nine months ended September 30, 2026 and (ii) taxes related to the sale of South Africa Fiber and additions to reserves for uncertain tax positions, each during the prior-year periods.

Net Income / Adjusted EBITDA and Net Income / Nareit FFO attributable to American Tower Corporation common stockholders / AFFO attributable to American Tower Corporation common stockholders

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2026	2025		2026	2025
Net income	$780.8	$912.6	(14)%	$2,546.8	$1,791.7	42%
Income tax provision	117.6	37.4	214	379.0	287.6	32
Other expense (income)	52.2	(27.7)	(288)	(91.8)	684.4	(113)
Loss on retirement of long-term obligations	—	—	—	3.2	—	100
Interest expense	366.1	347.1	5	1,067.9	1,015.0	5
Interest income	(47.7)	(36.1)	32	(128.1)	(93.6)	37
Other operating expense (income)	11.9	17.4	(32)	22.1	(41.9)	(153)
Depreciation, amortization and accretion	519.4	522.9	(1)	1,552.0	1,525.7	2
Stock-based compensation expense	31.5	41.9	(25)	124.1	142.6	(13)
Adjusted EBITDA	$1,831.8	$1,815.5	1%	$5,475.2	$5,311.5	3%

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2026	2025		2026	2025
Net income	$780.8	$912.6	(14)%	$2,546.8	$1,791.7	42%
Real estate related depreciation, amortization and accretion	486.5	486.0	0	1,450.5	1,418.7	2
Losses (gains) from sale or disposal of real estate and real estate related impairment charges (1)	8.8	11.4	(23)	24.8	(28.6)	(187)
Adjustments and distributions for unconsolidated affiliates and noncontrolling interests (2)	(111.4)	(147.9)	(25)	(329.2)	(339.0)	(3)
Nareit FFO attributable to American Tower Corporation common stockholders	$1,164.7	$1,262.1	(8)%	$3,692.9	$2,842.8	30%
Straight-line revenue	24.0	(27.7)	(187)	24.0	(73.0)	(133)
Straight-line expense	7.7	9.4	(18)	24.7	27.9	(11)
Stock-based compensation expense	31.5	41.9	(25)	124.1	142.6	(13)
Deferred portion of income tax and other income tax adjustments (3)	53.4	(2.7)	(2,078)	151.1	135.7	11
Non-real estate related depreciation, amortization and accretion	32.9	36.9	(11)	101.5	107.0	(5)
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	13.0	13.5	(4)	39.0	41.0	(5)
Other expense (income) (4)	52.2	(27.7)	(288)	(91.8)	684.4	(113)
Loss on retirement of long-term obligations	—	—	—	3.2	—	100
Other operating expense (income) (5)	3.1	6.0	(48)	(2.7)	(13.3)	(80)
Capital improvement capital expenditures	(43.9)	(48.4)	(9)	(131.6)	(122.5)	7
Corporate capital expenditures	(4.2)	(5.9)	(29)	(12.0)	(9.7)	24
Adjustments and distributions for unconsolidated affiliates and noncontrolling interests (6)	0.6	45.7	(99)	0.8	48.7	(98)
AFFO attributable to American Tower Corporation common stockholders	$1,335.0	$1,303.1	2%	$3,923.2	$3,811.6	3%

_______________
(1)For the nine months ended September 30, 2026, includes a net gain on the sales of our APAC operations of $20.4 million. For the nine months ended September 30, 2025, includes a gain on the sale of South Africa Fiber of $53.6 million.
(2)Includes distributions to noncontrolling interest holders, distributions related to the outstanding mandatorily convertible preferred equity in connection with our agreements with certain investment vehicles affiliated with Stonepeak Partners LP and adjustments for the impact of noncontrolling interests on Nareit FFO attributable to American Tower Corporation common stockholders.
(3)For the nine months ended September 30, 2026, includes adjustments for refunds in Germany of $0.5 million. For the three and nine months ended September 30, 2025, includes adjustments for taxes paid in Singapore of $0.3 million related to the ATC TIPL Transaction. For the nine months ended September 30, 2025 also includes adjustments for taxes paid in South Africa of $19.6 million, which were incurred as a result of the sale of South Africa Fiber. We believe that these tax adjustments are nonrecurring, and do not believe these are an indication of our operating performance. Accordingly, we believe it is more meaningful to present AFFO attributable to American Tower Corporation common stockholders excluding these amounts.
(4)Includes (gains) losses on foreign currency exchange rate fluctuations of $(27.0) million, $(18.0) million, $(137.2) million and $811.7 million, respectively.
(5)Primarily includes acquisition-related costs, integration costs and disposition costs.
(6)Includes adjustments for the impact of noncontrolling interests on other line items, excluding those already adjusted for in Nareit FFO attributable to American Tower Corporation common stockholders.
The decrease in net income for the three months ended September 30, 2026 was primarily due to (i) changes in other (expense) income, primarily due to unrealized losses from equity securities in the United States in the current year period and (ii) an increase in the income tax provision, partially offset by an increase in segment operating profit.
The increase in net income for the nine months ended September 30, 2026 was primarily due to (i) changes in other (expense) income, primarily due to foreign currency exchange rate fluctuations, partially offset by unrealized losses from equity securities in the United States in the current year period, and (ii) an increase in segment operating profit, partially offset by (w) an increase in the income tax provision, (x) changes in other operating expense (income), which included the net gain on the sales of our APAC operations during the nine months ended September 30, 2026 and the gain on the sale of South Africa Fiber during the nine months ended September 30, 2025, (y) an increase in interest expense and (z) an increase in depreciation, amortization and accretion expense.
The increases in Adjusted EBITDA for the three and nine months ended September 30, 2026 were primarily attributable to increases in our gross margin, partially offset by increases in SG&A, excluding the impact of stock-based compensation expense, of $5.6 million and $33.7 million, respectively.
The increase in AFFO attributable to American Tower Corporation common stockholders for the three months ended September 30, 2026 was primarily attributable to an increase in our operating profit, excluding the impact of straight-line accounting, partially offset by increases in cash paid for interest and cash paid for income taxes.
The increase in AFFO attributable to American Tower Corporation common stockholders for the nine months ended September 30, 2026 was primarily attributable to an increase in our operating profit, excluding the impact of straight-line accounting, partially offset by (i) increases in cash paid for interest and cash paid for income taxes, (ii) increases in distributions and adjustments for noncontrolling interests, including distributions to noncontrolling interest holders in our Europe property segment and Data Centers segment, and (iii) increases in capital improvement and corporate capital expenditures.

Segment Gross Margin Reconciliations
Gross margin is defined as revenue less costs of operations inclusive of real estate related depreciation, amortization and accretion. Segment gross margin excludes depreciation, amortization and accretion.

	Property					Total Property	Services	Total
Three Months Ended September 30, 2026	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers
Gross margin	$903.6	$221.7	$80.2	$278.0	$39.1	$1,522.6	$19.4	$1,542.0
Real estate related depreciation, amortization and accretion	146.9	54.5	81.9	48.7	154.5	486.5	—	486.5
Segment gross margin	$1,050.5	$276.2	$162.1	$326.7	$193.6	$2,009.1	$19.4	$2,028.5

	Property					Total Property	Services	Total
Three Months Ended September 30, 2025	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers
Gross margin	$952.6	$203.2	$74.3	$234.0	$9.2	$1,473.3	$47.3	$1,520.6
Real estate related depreciation, amortization and accretion	148.8	53.5	80.0	50.2	153.5	486.0	—	486.0
Segment gross margin	$1,101.4	$256.7	$154.3	$284.2	$162.7	$1,959.3	$47.3	$2,006.6

	Property					Total Property	Services	Total
Nine Months Ended September 30, 2026	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers
Gross margin	$2,720.1	$637.4	$248.7	$840.2	$97.2	$4,543.6	$76.4	$4,620.0
Real estate related depreciation, amortization and accretion	439.7	165.8	244.9	143.6	456.5	1,450.5	—	1,450.5
Segment gross margin	$3,159.8	$803.2	$493.6	$983.8	$553.7	$5,994.1	$76.4	$6,070.5

	Property					Total Property	Services	Total
Nine Months Ended September 30, 2025	U.S. & Canada	Africa & APAC	Europe	Latin America	Data Centers
Gross margin	$2,837.0	$575.1	$211.4	$680.3	$12.2	$4,316.0	$138.4	$4,454.4
Real estate related depreciation, amortization and accretion	445.3	147.7	226.0	145.4	454.3	1,418.7	—	1,418.7
Segment gross margin	$3,282.3	$722.8	$437.4	$825.7	$466.5	$5,734.7	$138.4	$5,873.1

Liquidity and Capital Resources
The information in this section updates as of September 30, 2026 the “Liquidity and Capital Resources” section of the 2025 Form 10-K and should be read in conjunction with that report.
Overview
During the nine months ended September 30, 2026, our significant financing transactions included:
•Repayment of our 4.400% senior unsecured notes due 2026 (the “4.400% Notes”), our 1.600% senior unsecured notes due 2026 (the “1.600% Notes”), our 1.950% senior unsecured notes due 2026 (the “1.950% Notes”) and our 1.450% senior unsecured notes due 2026 (the “1.450% Notes”) upon their maturity dates;
•Partial redemption of 250.0 million EUR of our 4.125% senior unsecured notes due 2027 (the “4.125% Notes”) for an aggregate redemption price of approximately 253.3 million EUR (approximately $290.2 million as of the repayment date);
•Registered public offering in an aggregate principal amount of $2.5 billion, including 750.0 million EUR, of senior unsecured notes with maturities ranging from 2031 to 2036;
•Amendments to the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 Term Loan (each as defined below) to, among other things, extend the maturity dates thereunder; and
•Repurchase of 2,969,052 shares of our common stock for an aggregate of $518.0 million, including commissions and fees, under the Buyback Program (as defined below).
As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes the significant components of our liquidity (in millions):

As of September 30, 2026
Available under the 2021 Multicurrency Credit Facility	$4,985.0
Available under the 2021 Credit Facility	3,770.0
Letters of credit	(39.4)
Total available under credit facilities, net	$8,715.6
Cash and cash equivalents	1,871.9
Total liquidity	$10,587.5
Subsequent to September 30, 2026, we made additional net borrowings of $675.0 million under the 2021 Multicurrency Credit Facility and borrowings of $965.0 million under the 2021 Credit Facility.
Summary cash flow information is set forth below (in millions):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used for):
Operating activities	$4,280.2	$4,036.5
Investing activities	(1,366.9)	(1,391.7)
Financing activities	(2,533.8)	(2,764.7)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	22.6	112.5
Net increase (decrease) in cash and cash equivalents, and restricted cash	$402.1	$(7.4)
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

As of September 30, 2026, we had total outstanding indebtedness of $37.8 billion, with a current portion of $5.4 billion. During the nine months ended September 30, 2026, we generated sufficient cash flow from operations, together with borrowings under our credit facilities, proceeds from our debt issuances and cash on hand, to fund our acquisitions, capital expenditures and debt service obligations, as well as our required distributions. We believe the cash generated by operating activities during the year ending December 31, 2026, together with our borrowing capacity under our credit facilities, will suffice to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions.
We utilize notional cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution.
Material Cash Requirements— There were no material changes to the Material Cash Requirements section of the 2025 Form 10-K.
As of September 30, 2026, we had $2.3 billion of cash and cash equivalents held by our foreign subsidiaries including balances subject to the notional cash pooling arrangements discussed above. As of September 30, 2026, we had $245.0 million of cash and cash equivalents held by our joint ventures, of which $196.1 million was held by our foreign joint ventures. Certain foreign subsidiaries may pay us interest or principal on intercompany debt. Additionally, in the event that we repatriate funds from our foreign subsidiaries, we may be required to accrue and pay certain taxes.
Cash Flows from Operating Activities
The increase in cash provided by operating activities for the nine months ended September 30, 2026 was primarily attributable to an increase in our operating profit, including the impact of straight-line accounting, and a decrease in cash required for working capital, primarily as a result of changes in accounts receivable, partially offset by increases in cash paid for interest and cash paid for taxes.
Cash Flows from Investing Activities
Our significant investing activities during the nine months ended September 30, 2026 are highlighted below:
•We spent $263.1 million for acquisitions,
•We received $82.5 million from the sales of our APAC operations, and
•We spent $1,195.2 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$684.3
Ground lease purchases (2)	131.3
Capital improvements and corporate expenditures (3)	143.6
Redevelopment	204.7
Start-up capital projects	31.3
Total capital expenditures	$1,195.2
_______________
(1)Includes the construction of 1,083 communications sites globally and approximately $458.6 million of spend related to data center assets.
(2)Includes $24.9 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(3)Includes $2.5 million of finance lease payments reported in Repayments of notes payable, credit facilities, senior notes, secured debt and finance leases in the cash flows from financing activities in our condensed consolidated statements of cash flows.
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

We expect that our 2026 total capital expenditures will be as follows (in millions):

Discretionary capital projects (1)	$1,035	to	$1,065
Ground lease purchases	190	to	210
Capital improvements and corporate expenditures	185	to	195
Redevelopment	315	to	345
Start-up capital projects	40	to	60
Total capital expenditures	$1,765	to	$1,875
_______________
(1)Includes the construction of approximately 1,300 to 1,900 communications sites globally and approximately $695 million of anticipated spend related to data center assets.
Cash Flows from Financing Activities
Our significant financing activities were as follows (in millions):

	Nine Months Ended September 30,
	2026	2025
Proceeds from issuance of senior notes, net	$2,466.6	$2,153.3
Proceeds from credit facilities, net	865.0	1,242.2
Repayments of securitized debt	—	(525.0)
Repayments of senior notes	(2,670.7)	(3,206.2)
Contributions from noncontrolling interest holders	5.1	148.1
Distributions to noncontrolling interest holders	(128.5)	(140.7)
Distributions paid on common stock	(2,475.6)	(2,361.0)
Purchases of common stock	(503.0)	—
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
Repayment of 1.450% Senior Notes—On September 14, 2026, we repaid $600.0 million aggregate principal amount of the 1.450% Notes upon their maturity. The 1.450% Notes were repaid using proceeds from the issuance of the 5.300% Notes, the 5.560% Notes and the 5.750% Notes. Upon completion of the repayment, none of the 1.450% Notes remained outstanding.

Repayment of 3.375% Senior Notes—On October 14, 2026, we repaid $1.0 billion aggregate principal amount of our 3.375% senior unsecured notes due 2026 (the “3.375% Notes”) upon their maturity. The 3.375% Notes were repaid using borrowings under the 2021 Credit Facility and cash on hand. Upon completion of the repayment, none of the 3.375% Notes remained outstanding.
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
5.300% Senior Notes, 5.560% Senior Notes and 5.750% Senior Notes Offering—On September 14, 2026, we completed a registered public offering of $500.0 million aggregate principal amount of 5.300% senior unsecured notes due 2031 (the “5.300% Notes”), $500.0 million aggregate principal amount of 5.560% senior unsecured notes due 2033 (the “5.560% Notes”) and $600.0 million aggregate principal amount of 5.750% senior unsecured notes due 2036 (the “5.750% Notes” and, collectively with the 4.000% Notes, the 5.300% Notes and the 5.560% Notes, the “Notes”). The net proceeds from this offering were approximately $1.6 billion, after deducting commissions and estimated expenses. We used the net proceeds to repay the 1.450% Notes, to repay existing indebtedness under the 2021 Multicurrency Credit Facility and for general corporate purposes.
The key terms of the Notes are as follows:

Senior Notes	Aggregate Principal Amount (in millions)	Issue Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
4.000% Notes (3)	$872.0	May 27, 2026	September 1, 2033	4.000%	September 1, 2026	September 1	July 1, 2033
5.300% Notes	$500.0	September 14, 2026	September 15, 2031	5.300%	March 15, 2027	March 15 and September 15	August 15, 2031
5.560% Notes	$500.0	September 14, 2026	September 15, 2033	5.560%	March 15, 2027	March 15 and September 15	July 15, 2033
5.750% Notes	$600.0	September 14, 2026	September 15, 2036	5.750%	March 15, 2027	March 15 and September 15	June 15, 2036
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
2021 Multicurrency Credit Facility—During the nine months ended September 30, 2026, we borrowed an aggregate of $3.2 billion, including 500.0 million EUR ($581.1 million as of the borrowing date) and repaid an aggregate of $2.6 billion, including 500.0 million EUR ($581.1 million as of the repayment date) of revolving indebtedness under the 2021 Multicurrency Credit Facility. We used the borrowings to repay outstanding indebtedness, including the 1.950% Notes, and for general corporate purposes. We currently have $18.7 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Multicurrency Credit Facility in the ordinary course.
2021 Credit Facility—During the nine months ended September 30, 2026, we borrowed an aggregate of $1.3 billion and repaid an aggregate of $1.1 billion of revolving indebtedness under the 2021 Credit Facility. We used the borrowings to repay outstanding indebtedness, including the 4.400% Notes and the 1.600% Notes, and for general corporate purposes. We currently have $20.7 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Credit Facility in the ordinary course.
As of September 30, 2026, the key terms under the Loans were as follows:

Bank Facility		Outstanding Principal Balance ($ in millions)	Maturity Date		SOFR or EURIBOR borrowing interest rate range (1)	Base rate borrowing interest rate range (1)	Current margin over SOFR or EURIBOR and the base rate, respectively
2021 Multicurrency Credit Facility	(2)	$1,015.0	May 1, 2029	(3)	0.625% - 1.125%	0.000% - 0.125%	0.875% and 0.000%
2021 Credit Facility	(2)	230.0	May 1, 2031	(3)	0.625% - 1.125%	0.000% - 0.125%	0.875% and 0.000%
2021 Term Loan	(2)	1,000.0	May 1, 2029		0.625% - 1.125%	0.000% - 0.125%	0.875% and 0.000%
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
During the nine months ended September 30, 2026, we repurchased 2,969,052 shares of our common stock for an aggregate of $518.0 million, including commissions and fees. Subsequent to September 30, 2026, through October 20, 2026, we repurchased 416,186 shares of our common stock for an aggregate of approximately $67.8 million, including commissions and fees.
As further discussed in Item 5, on October 23, 2026, our Board of Directors approved an increase to the Buyback Program. We expect to continue managing the pacing of the remaining approximately $3.1 billion under the Buyback Program (including the approved increase) in response to general market conditions and other relevant factors. We expect to fund any further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Repurchases under the Buyback Program are subject to, among other things, us having available cash to fund the repurchases.
Summary of Stock-Based Compensation Plans—We maintain an equity incentive plan that provides for the grant of stock-based awards to our directors, officers and employees. Until May 20, 2026, the American Tower Corporation 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provided for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. The American Tower Corporation 2026 Equity Incentive Plan (the “2026 Plan”) was approved by our stockholders on May 20, 2026, replacing the 2007 Plan, and provides for the grant of equity and equity-based awards, including options (including nonqualified stock options and incentive stock options), restricted stock, restricted stock units and other equity-based awards and cash awards, to employees, directors, consultants and advisors of the Company and its majority-owned subsidiaries.
Sales of Equity Securities—We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan and upon exercise of stock options granted under the 2007 Plan. During the nine months ended September 30, 2026, we received an aggregate of $21.0 million in proceeds upon exercises of stock options and sales pursuant to our employee stock purchase plan.
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
Distributions—As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of net operating losses (“NOLs”). We have distributed an aggregate of approximately $26.2 billion to our common stockholders, including the dividend paid in October 2026, primarily classified as ordinary income that may be treated as qualified REIT dividends under Section 199A of the Code.
During the nine months ended September 30, 2026, we paid $5.28 per share, or $2.5 billion, to our common stockholders of record. In addition, we declared a distribution of $1.79 per share, or $831.0 million, paid on October 20, 2026 to our common stockholders of record at the close of business on September 30, 2026.
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
We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of September 30, 2026, the amount accrued for distributions payable related to unvested restricted stock units was $13.9 million. During the nine months ended September 30, 2026, we paid $14.7 million of distributions upon the vesting of restricted stock units.
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

The Bank Loan Agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage, as set forth in the table below. As of September 30, 2026, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended September 30, 2026 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~ 6.2	~ 1.0
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

Under the Securitization Loan Agreements, amounts due will be paid from the cash flows generated by the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”), the Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”), the Secured Tower Revenue Securities 2023-1, Subclass A (the “Series 2023-1A Securities”), the Secured Tower Revenue Securities, Series 2023-1, Subclass R (the “Series 2023-1R Securities” and, together with the Series 2023-1A Securities, the “2023 Securities”) issued in the Trust Securitization (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after paying all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of these assets are released to the AMT Asset Subs, which can then be distributed to us for use. As of September 30, 2026, $70.9 million held in such reserve accounts was classified as restricted cash.
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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During the Three Months Ended September 30, 2026	DSCR as of September 30, 2026	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
Trust Securitization	AMT Asset Subs	Secured Tower Revenue Securities, Series 2023-1, Subclass A, Secured Tower Revenue Securities, Series 2023-1, Subclass R, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (2)	(3)(4)	$372.5	6.52x	$470.6	$484.1
_____________
(1)Based on the net cash flow of the issuer or borrower as of September 30, 2026 and the expenses payable over the next 12 months on the Loan.
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

A failure to meet the noted DSCR tests could prevent the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, and to meet REIT distribution requirements. During an “amortization period,” all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to pay the principal of the Loan on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to the Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. Furthermore, if the AMT Asset Subs were to default on the Loan, the trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 5,017 broadcast and wireless communications towers and related assets that secure the Loan, in which case we could lose those sites and their associated revenue.
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
We have reviewed our policies and estimates to determine our critical accounting policies for the nine months ended September 30, 2026. We have made no material changes to the critical accounting policies described in the 2025 Form 10-K.
Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of September 30, 2026 consisted of $1.0 billion under the 2021 Multicurrency Credit Facility, $230.0 million under the 2021 Credit Facility and $1.0 billion under the 2021 Term Loan and $2.8 million of debt entered into by our Data Centers business in connection with an acquisition of a multi-tenant data facility in Denver, Colorado, which is denominated in U.S. Dollars and is payable in monthly installments through March 31, 2028. A 10% increase in current interest rates would result in an additional $8.0 million of interest expense for the nine months ended September 30, 2026.
Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency exchange rate fluctuations. For the nine months ended September 30, 2026, 33% of our revenues and 41% of our total operating expenses were denominated in foreign currencies.
As of September 30, 2026, we have incurred intercompany debt that is not considered to be permanently reinvested and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $40.0 million of unrealized losses that would be included in Other income (expense) in our consolidated statements of operations for the nine months ended September 30, 2026. As of September 30, 2026, we have 7.5 billion EUR (approximately $8.5 billion) denominated debt outstanding, of which approximately 4.7 billion EUR (approximately $5.3 billion) is designated as a non-derivative net investment hedge. An adverse change of 10% in the underlying exchange rates of our outstanding EUR debt not designated as a non-derivative net investment hedge would result in $0.4 billion of foreign currency losses that would be included in Other expense in our consolidated statements of operations for the nine months ended September 30, 2026.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2026 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
AT&T Mexico Dispute
We are currently engaged in the Arbitration with AT&T Mexico. AT&T Mexico, which represented approximately $300 million of tenant revenue in 2025, is challenging the calculation of the monthly lease amount established under the MLA, as well as certain other provisions of the MLA, seeking rent abatement both retroactively and prospectively, and had been withholding tower rents since the start of 2025. We incurred approximately $30 million of reserves during the year ended December 31, 2025, and approximately $30 million of additional reserves during the nine months ended September 30, 2026, related to this customer. We expect to record future reserves until the Arbitration is settled. We believe we have meritorious defenses to the claims raised in this Arbitration, are vigorously defending the full enforceability of the MLA and remain confident in the terms and conditions of the MLA. The Arbitration hearing began in August 2026 and we expect a final ruling in 2027.
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
Issuer Purchases of Equity Securities
During the three months ended September 30, 2026, we repurchased a total of 1,804,674 shares of our common stock for an aggregate of $315.1 million, including commissions and fees, pursuant to the Buyback Program. The table below sets forth details of our repurchases under the Buyback Program during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in millions)
July 1, 2026 - July 31, 2026	—	$—	—	$1,450.0
August 1, 2026 - August 31, 2026	1,032,630	$174.30	1,032,630	$1,270.0
September 1, 2026 - September 30, 2026	772,044	$174.85	772,044	$1,135.0
Total Third Quarter	1,804,674	$174.53	1,804,674	$1,135.0
_______________
(1)Repurchases made pursuant to the Buyback Program.
(2)Average price paid per share is a weighted average calculation using the aggregate price, excluding commissions and fees.
Through October 20, 2026, we have repurchased a total of 5,326,550 shares of our common stock under the Buyback Program for an aggregate of $932.8 million, including commissions and fees. We expect to continue to manage the pacing of the remaining $1.1 billion under the Buyback Program in response to general market conditions and other relevant factors. We expect to fund any further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under the Buyback Program are subject to our having available cash to fund repurchases.
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
(a) Other Events
On October 23, 2026, our Board of Directors approved an increase to the Buyback Program, pursuant to which we are authorized to repurchase up to an additional $2.0 billion of our outstanding common stock, in addition to the remaining available amount ($1.1 billion as of October 20, 2026).
(c) Insider Trading Arrangements and Policies
None.

ITEM 6.	EXHIBITS

Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.1

3.2	Certificate of Merger, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.2

3.3	Amended and Restated By-Laws of the Company, effective as of January 3, 2025	8-K	001-14195	January 7, 2025	3.1

4.1	Supplemental Indenture No. 3, dated as of September 14, 2026, by and between American Tower Corporation and U.S. Bank Trust Company, National Association, as trustee	8-K	001-14195	September 14, 2026	4.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1	—	—	—

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2	—	—	—

32	Certifications filed pursuant to 18. U.S.C. Section 1350	Filed herewith as Exhibit 32	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document		—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition	Filed herewith as Exhibit 101

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	—

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: October 27, 2026	By:	/S/ RODNEY M. SMITH
Rodney M. Smith Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)